Form 10-Q
period 2004-09-30
SHERIDAN GROUP INC
filed 2004-11-12
CIK 1056035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 333-110441

THE SHERIDAN GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1659314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11311 McCormick Road, Suite 260
Hunt Valley, Maryland	21031-1437
(Address of principal executive offices)	(Zip Code)

410-785-7277

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

There was 1 share of Common Stock outstanding as of November 12, 2004.

The Sheridan Group, Inc. and Subsidiaries

Quarterly Report

For the Quarter Ended September 30, 2004

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:
Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003

Consolidated Statements of  Income for the three and nine months ended September 30, 2004 (unaudited) and the one-month and eleven-days ended September 30, 2003 (unaudited) and the one-month and twenty-days ended August 20, 2003 (unaudited) and the seven-months and twenty-days ended August 20, 2003

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (unaudited) and the one-month and eleven-days ended September 30, 2003 (unaudited) and the seven-months and twenty-days ended August 20, 2003

Notes to Consolidated Interim Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$393,017	$9,917,752
Accounts receivable, net	34,844,678	25,156,695
Inventories	20,981,807	5,993,361
Other current assets	5,971,624	3,761,439
Refundable income taxes	918,818	95,221
Assets held for sale	1,353,688	—
Total current assets	64,463,632	44,924,468

Property, plant and equipment, net	111,870,198	57,277,009
Intangibles, net	48,714,163	46,440,867
Goodwill	48,132,948	44,641,054
Deferred financing costs, net	8,766,922	6,426,628
Other assets	3,710,270	2,777,817
Total assets	$285,658,133	$202,487,843

LIABILITIES

Current liabilities:
Accounts payable	$14,804,818	$8,677,022
Accrued expenses	20,479,953	16,369,213
Total current liabilities	35,284,771	25,046,235

Notes payable	169,406,190	103,641,351
Deferred income taxes and other liabilities	26,788,437	26,040,044
Total liabilities	231,479,398	154,727,630

STOCKHOLDERS’ EQUITY

Common stock ($0.01 par value)	—	—
Additional paid-in capital	50,975,000	47,000,000
Retained earnings	3,203,735	760,213
Total stockholders’ equity	54,178,735	47,760,213

Total liabilities and stockholders’ equity	$285,658,133	$202,487,843

See Accompanying Notes to the Consolidated Interim Financial Statements

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	One Month and Twenty-Days Ended August 20, 2003	Nine Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	Seven Months and Twenty-Days Ended August 20, 2003
	(Successor Company)	(Successor Company)	(Predecessor Company)	(Successor Company)	(Successor Company)	(Predecessor Company)

Net sales	$82,515,682	$24,797,510	$27,315,572	$200,850,482	$24,797,510	$131,904,436

Cost of sales	65,929,708	19,113,113	20,873,726	156,022,663	19,113,113	100,065,635

Gross profit	16,585,974	5,684,397	6,441,846	44,827,819	5,684,397	31,838,801

Selling and administrative expenses	9,784,739	3,747,627	7,724,676	27,581,978	3,747,627	23,645,981
Amortization of intangibles	487,551	185,473	16,807	1,350,522	185,473	85,079

Total operating expenses	10,272,290	3,933,100	7,741,483	28,932,500	3,933,100	23,731,060

Operating income	6,313,684	1,751,297	(1,299,637)	15,895,319	1,751,297	8,107,741

Other (income) expense:
Interest expense	4,934,046	1,245,058	1,908,909	11,873,377	1,245,058	4,415,270
Interest income	(38,272)	(11,433)	(25,461)	(131,384)	(11,433)	(66,603)
Other	123,518	(31,352)	(74,845)	131,827	(31,352)	(93,154)

Total other expense	5,019,292	1,202,273	1,808,603	11,873,820	1,202,273	4,255,513

Income (loss) before income taxes	1,294,392	549,024	(3,108,240)	4,021,499	549,024	3,852,228

Income tax provision (benefit)	523,108	203,557	(3,429)	1,577,978	203,557	2,683,312

Net income (loss)	$771,284	$345,467	$(3,104,811)	$2,443,521	$345,467	$1,168,916

See Accompanying Notes to the Consolidated Interim Financial Statements

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	Seven Months and Twenty-Days Ended August 20, 2003
	(Successor Company)	(Successor Company)	(Predecessor Company)
Cash flows from operating actvities:
Net income	$2,443,521	$345,467	$1,168,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,034,410	918,070	4,591,401
Amortization of assets under capital lease	—	—	197,527
Amortization of intangible assets	1,350,522	185,473	85,079
Provision for doubtful accounts	197,990	—	267,000
Fair value adjustment to interest rate collar	—	—	(283,123)
Amortization of deferred financing costs and debt discount	1,186,545	54,111	1,681,665
Deferred income tax benefit	—	—	284,109
(Gain)/loss on disposition of fixed assets	19,807	—	26,583
Changes in operating assets and liabilities
Accounts receivable	(3,650,669)	(2,022,826)	3,436,095
Notes receivable	—	—	70,636
Inventories	4,375,103	819,159	(311,887)
Other current assets	(985,224)	241,678	284,837
Refundable taxes	(823,597)	266,819	(311,135)
Other assets	(578,223)	6,411	(633,394)
Accounts payable	719,107	583,434	(646,728)
Accrued expenses	(2,711,767)	(1,176,842)	2,243,055
Accrued interest	(1,642,381)	636,159	(1,085,925)
Other liabilities	356,600	(533,152)	284,288
Net cash provided by operating activities	9,291,743	323,961	11,348,999

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(15,936,482)	(596,214)	(5,213,268)
Proceeds from sale of fixed assets	32,480	—	26,155
Acquisition of business, net of cash acquired	(65,348,714)	(77,868,986)	—
Net cash used in investing activities	(81,252,716)	(78,465,200)	(5,187,113)

Cash flows provided by (used in) financing activities:
Repayment of obligation under capital leases	—	(1,469,565)	(164,376)
Net borrowings (repayments) of revolving line of credit	4,514,649	—	(779,685)
Repayment of long term debt	—	(58,866,210)	(5,185,798)
Proceeds from issuance of long term debt	61,200,000	103,600,350	—
Payment of deferred financing costs in connection with long term debt	(3,278,411)	(6,635,502)	—
Collection of notes receivable	—	430,630	—
Proceeds from issuance of stock, net of costs	—	44,985,050	—
Net cash provided by (used in) financing activities	62,436,238	82,044,753	(6,129,859)

Net increase (decrease) in cash	(9,524,735)	3,903,514	32,027

Cash at beginning of period	9,917,752	80,130	48,103

Cash at end of period	$393,017	$3,983,644	$80,130

Non-cash investing and financing activities
Asset additions in accounts payable	$426,641	$164,000	$176,000
Deferred financing costs related to issuance of long term debt in accrued expenses	$198,238	$—	$—

See Accompanying Notes to the Consolidated Interim Financial Statements

THE SHERIDAN GROUP, INC. and SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

(Unaudited)

1.     Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of September 30, 2004 and December 31, 2003 and its results of operations for the three-month and nine-month periods ended September 30, 2004 and for the one month and eleven-day period ended September 30, 2003 and the one month and twenty-day and seven month and twenty-day periods ended August 20, 2003 and its cash flows for the nine-month period ended September 30, 2004 and the one month and eleven-day period ended September 30, 2003 and the seven month and twenty-day period ended August 20, 2003.  All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated.

These condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries for the period as of and ended December 31, 2003 included in the Registration Statement on Form S-4 filed with the SEC on October 19, 2004 (Registration No. 333-119813).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on previously reported net income (loss) or stockholders’ equity.

2.     Acquisition

On August 21, 2003, Sheridan Acquisition Corp., a newly formed wholly-owned subsidiary of TSG Holdings Corp., completed a private debt offering (the “Offering”) of 10.25% senior secured notes totalling $105.0 million, priced to yield 10.50% that mature August 15, 2011 (the “2003 Notes”).  Proceeds from the Offering of $103.6 million (which was net of discount), together with $47.0 million of new equity investments, were used to purchase 100% of the outstanding capital stock of the Company (the “Acquisition”), cover fees and expenses of the Offering and the Acquisition and repay 100% of the Company’s then outstanding revolving line of credit, Term A & B credit agreements, senior subordinated debt, industrial revenue bonds, and various notes payable and capital leases, which totalled approximately $55.3 million.  The total purchase price for the Acquisition was $186.6 million, which consisted of $55.3 million of refinanced indebtedness discussed above, cash paid of $79.9 million and liabilities assumed of $51.4 million.  Concurrent with the Acquisition, Sheridan Acquisition Corp. merged with and into the Company.

The Acquisition was treated as a purchase business combination requiring a new basis of accounting for the acquired assets and liabilities pursuant to the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations.”  Accordingly, the financial statements of the Company as of and for periods subsequent to August 21, 2003 are referred to as the “Successor basis” statements and all financial statements prior to that date are referred to as the “Predecessor basis” statements.  The aforementioned application of purchase accounting will result in higher depreciation and amortization in future periods.  Accordingly, and because of the Acquisition and new basis of accounting, the Company’s financial statements for the period subsequent to the Acquisition are not comparable to the Predecessor’s financial statements for the periods prior to the Acquisition.

3.     The Dingley Acquisition

On May 25, 2004, the Company completed a private debt offering (the “2004 Notes Offering”) of 10.25% senior secured notes totalling $60.0 million that mature August 15, 2011 (the “2004 Notes”).  The 2004 Notes have identical terms to the 2003 Notes.  Proceeds from the 2004 Notes Offering of $61.2 million (which included a premium), together with approximately $4.0 million of stock issued by TSG Holdings Corp., which was contributed to the Company as additional paid-in capital, were used to purchase substantially all of the assets and business of The Dingley Press of Lisbon, Maine (the “Dingley Acquisition”) and to cover fees and expenses of the 2004 Notes Offering and the Dingley Acquisition.  The aggregate purchase price for the Dingley Acquisition was $69.4 million (including $0.8 million of transaction costs), net of liabilities assumed of $14.8 million.  Included in the purchase price is a standard seller indemnity escrow fund totalling $3.0 million which expires on November 25, 2005.  The results of operations of The Dingley Press have been included in the Company’s results of operations since the date of the Dingley Acquisition.

The Dingley Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the Company accordingly allocated the estimated purchase price of The Dingley Press based upon the fair value of net assets acquired and liabilities assumed. The Company is in the process of finalizing certain estimates including those for certain liabilities and, as a result, the allocation of the purchase price is subject to further adjustments.  The preliminary components and allocation of the purchase price, which are expected to be finalized within six months of the acquisition date, consisted of the following (in thousands):

Current assets	$26,926
Property, plant & equipment	49,711
Intangible assets	3,978
Goodwill	3,641
Total assets acquired	84,256
Liabilities assumed	(14,818)
Net assets acquired	$69,438

The acquisition of The Dingley Press provides the Company with an opportunity for future growth while diversifying its product offering.  Importantly, the catalog market, in which The Dingley Press competes, has characteristics that are similar to the other business segments of the Company.  The purchase price of The Dingley Press was based on the projected business growth and cash flows of The Dingley Press over the next several years and indicated a value that was significantly in excess of the current net book value of the business resulting in the recognition of various intangible assets and goodwill.  The goodwill is deductible for tax purposes and the intangible assets consist primarily of customer relationships.

The following unaudited pro forma summary, for the periods shown below, presents the consolidated results of operations as if the Dingley Acquisition had occurred as of January 1, 2004 and 2003, respectively.  The summary includes adjustments for depreciation and amortization of noncurrent assets, income taxes, interest expense on the debt incurred to fund the Dingley Acquisition, management fees and transaction costs which would have been incurred had the Dingley Acquisition occurred as of the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Dingley Acquisition and other transactions occurred as of that date or results which may occur in the future.

	Three months ended	Nine months ended
($s in thousands)	September 30, 2003	September 30, 2004	September 30, 2003

Net sales	$72,611	$237,790	$220,966

Net income	$(24)	$866	$(436)

4.     Inventory

Components of net inventories at September 30, 2004 and December 31, 2003 were as follows (in thousands):

	September 30, 2004	December 31, 2003

Work-in-process	$8,740	$3,648
Raw materials (principally paper)	12,242	2,345
	20,982	5,993

Excess of current costs over LIFO inventory value	—	—
Net inventory	$20,982	$5,993

5.     The 2003 Notes and 2004 Notes

The 2003 Notes and the 2004 Notes are collateralized by security interests in substantially all of the assets of the Company and its subsidiaries, subject to permitted liens.  The capital stock, securities and other payment rights of the Company’s subsidiaries will constitute collateral for the 2003 Notes and the 2004 Notes only to the extent that Rule 3-10 and Rule 3-16 of Regulation S-X under the Securities Act do not require separate financial statements of a subsidiary to be filed with the SEC.  Payment obligations under the 2003 Notes and the 2004 Notes are guaranteed jointly and severally, irrevocably and unconditionally, by all of the Company’s subsidiaries. The Sheridan Group, Inc. (the stand-alone parent company) owns 100% of the outstanding stock of all of its subsidiaries and has no material independent assets or operations.  There are no restrictions on the ability of The Sheridan Group, Inc. (the stand-alone parent company) to obtain funds by dividend, advance or loan from its subsidiaries.

In connection with the offerings of the 2003 Notes and the 2004 Notes, the Company entered into registration rights agreements pursuant to which the Company was required to register the 2003 Notes and the 2004 Notes with the SEC.  The Company filed Registration Statements on Form S-4 with the SEC in connection with exchange offers of its outstanding 2003 Notes and 2004 Notes for like principal amounts of new senior secured notes.  The Registration Statement covering the 2003 Notes was declared effective on October 13, 2004.  The Registration Statement covering the 2004 Notes was declared effective on October 25, 2004.  The new senior secured notes will be identical in all material respects to the 2003 Notes and the 2004 Notes, except that the new senior secured notes will not bear legends restricting the transfer thereof.

The terms of the registration rights agreement relating to the 2003 Notes required the Company to have had an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004.  Because of additional SEC requirements as a result of the Dingley Acquisition, the Company was not able to satisfy this requirement until October 13, 2004.  Consequently, the Company has accrued liquidated damages with respect to the 2003 Notes totalling approximately $293,000.  The 2004 Notes will not accrue any liquidated damages.

6.     Accrued Expenses

Accrued expenses as of September 30, 2004 and December 31, 2003 consisted of the following:

(in thousands)	September 30, 2004	December 31, 2003

Payroll and related expenses	$5,203	$4,986
Profit sharing accrual	1,337	1,749
Accrued interest	2,248	3,890
Customer prepayments	5,332	1,331
Self-insured health and workers’ compensation accrual	2,672	1,856
Due to former shareholders	—	472
Other	3,688	2,085

Total	$20,480	$16,369

7.     Stock-Based Compensation

The Company accounts for stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense has been recognized since the grant price of the options was equal to the fair value of the underlying common stock on the date of grant.  Had compensation cost for the stock-based compensation plan been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income would have been adjusted to the pro forma amounts indicated below:

($s in thousands)	Three Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	One Month and Twenty-Days Ended August 20, 2003	Nine Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	Seven Months and Twenty-Days Ended August 20, 2003
	Successor Basis	Successor Basis	Predecessor Basis	Successor Basis	Successor Basis	Predecessor Basis

Net income (loss):
As reported	$771	$345	$(3,105)	$2,444	$345	$1,169
Stock-based compensation cost, net of tax, based on the fair value method	(3)	—	(7)	(9)	—	(32)

Pro forma	$768	$345	$(3,112)	$2,435	$345	$1,137

8.     Segments

The Company is a specialty printer in the United States offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. The Company’s business includes three business reporting segments comprised of “Short-run Journals,” “Specialty Catalogs” and “Other Publications.” Short-run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run sizes of less than 5,000 copies.  The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run sizes between 300,000 and 10,000,000 copies.  The Other Publications business segment is comprised of three operating segments which produce specialty magazines, medium-run journals and short-run books.  Certain operations within the Company’s Other Publications segment have been aggregated following the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to the similar characteristics of their financial performance and operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

The accounting policies of the operating segments are the same as those described in Note 3 “Summary of Significant Accounting Policies” in the Company’s financial statements included in the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2004.  The results of each segment include certain allocations for general, administrative and other shared costs. However, certain corporate costs are not allocated to the segments.

The Company’s customer base resides in the continental United States and its manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.  The Company had one customer, Elsevier, which accounted for 9.8% and 11.6% of total Company net sales for the three month and nine month periods ended September 30, 2004, respectively, 11.4% of total Company net sales for the one month and eleven-days ended September 30, 2003, 11.3% of total Company net sales for the one month and twenty-days ended August 20, 2003 and 12.1%  of total Company net sales for the seven month and twenty-days ended August 20, 2003.  Net sales for this customer are reported in both the “Short-run Journals” and “Other Publications” segments.  The Company had one customer, Dr. Leonard Health Care, which accounted for 12.3% of total Company net sales for the three month period ended September 30, 2004.  Net sales for this customer are reported in the “Specialty Catalog” segment.  Since this segment was acquired on May 25, 2004, as a result of the Dingley Acquisition, Doctor Leonard Health Care was not a significant portion of total Company net sales for the nine month period ended September 30, 2004 or for any of the 2003 periods presented here.

($s in thousands)	Three Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	One Month and Twenty-Days Ended August 20, 2003	Nine Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	Seven Months and Twenty-Days Ended August 20, 2003
	Successor Basis	Successor Basis	Predecessor Basis	Successor Basis	Successor Basis	Predecessor Basis

Net sales
Short-run journals	$23,868	$9,902	$12,057	$71,935	$9,902	$55,371
Specialty catalogs	27,712	—	—	35,524	—	—
Other publications	32,139	15,581	15,772	97,083	15,581	79,785
Intersegment eliminations	(1,203)	(685)	(513)	(3,692)	(685)	(3,252)
Consolidated total	$82,516	$24,798	$27,316	$200,850	$24,798	$131,904
Operating income
Short-run journals	$3,244	$969	$33	$10,313	$969	$6,573
Specialty catalogs	2,213	—	—	2,457	—	—
Other publications	1,317	965	(864)	4,452	965	2,396
Corporate	(460)	(183)	(469)	(1,327)	(183)	(861)
Consolidated total	$6,314	$1,751	$(1,300)	$15,895	$1,751	$8,108

	September 30, 2004	December 31, 2003

Assets
Short-run journals	$86,343	$89,851
Specialty catalogs	88,971	—
Other publications	107,794	110,563
Corporate	2,550	2,074
Consolidated total	$285,658	$202,488

A reconciliation of total segment operating profit to consolidated income before income taxes is as follows:

($s in thousands)	Three Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	One Month and Twenty-Days Ended August 20, 2003	Nine Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	Seven Months and Twenty-Days Ended August 20, 2003
	Successor Basis	Successor Basis	Predecessor Basis	Successor Basis	Successor Basis	Predecessor Basis

Total operating profit (as shown above)	$6,314	$1,751	$(1,300)	$15,895	$1,751	$8,108

Interest expense	(4,934)	(1,245)	(1,909)	(11,873)	(1,245)	(4,415)
Interest income	38	12	26	131	12	66
Other, net	(124)	31	75	(132)	31	93

Income before income taxes	$1,294	$549	$(3,108)	$4,021	$549	$3,852

9.     Income Taxes

The Company’s effective income tax rate was 40.4% for the third quarter of 2004 and 39.2% for the first nine months of 2004, respectively.  For 2003, the effective income tax rate was 37.1% for the one month and eleven days ended September 30, 2003, (0.1%) for the one month and twenty days ended August 20, 2003 and 69.7% for the seven months and twenty days ended August 20, 2003.  The amount of tax expense differs from the amount obtained by application of statutory rates primarily due to the impact of state income taxes in the third quarter and first nine months of 2004 and the one month and eleven days ended September 30, 2003, respectively.  The tax benefit for the one month and twenty days and the tax expense for the seven months and twenty days ended August 20, 2003, respectively, were impacted by tax expense increases resulting from the Acquisition.

10.  Restructuring and Other Exit Costs

The Company closed the Sheridan Books, Inc. facility in Fredericksburg, VA and will move the manufacturing operations equipment from this facility to its facility in Chelsea, Michigan.  As a result of this action, and pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company incurred approximately $124,000 of costs related to employee termination and other closure related costs in the three month period ended September 30, 2004.  The Company anticipates that it will incur additional costs related to the closing of approximately $260,000 during 2004, primarily related to the relocation of the operations equipment.

11.  Related Party Transactions

In connection with the Acquisition, the Company entered into a 10-year management agreement with its principal equity sponsors.  The management fee under this agreement will be equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out-of-pocket expenses.  The Company expensed $0.2 million and $0.5 million in such fees for the three month and nine month periods ended September 30, 2004.  The management fee was negligible in the comparable 2003 periods.

12.  Contingencies

The Company is party to legal actions as a result of various claims arising in the normal course of business.  The Company believes that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

13.  Subsequent Events

On October 25, 2004, the Company executed an agreement for the sale of the Fredericksburg, Virginia facility for a sales price of $2,125,000.  The sale is contingent on the buyer conducting satisfactory feasibility and environmental studies on the property within sixty days from the date of the agreement.  The Company anticipates that closing on the sale will take place on or before December 31, 2004.  The Company expects to realize a gain of approximately $1.0 million as a result of this sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2004 (Registration No. 333-119813), referred to herein as the “Registration Statement.”  Management’s discussion and analysis of our results of operations includes periods prior to the consummation of the Acquisition.  Accordingly, the discussion and analysis of historical periods prior to August 21, 2003 does not reflect the significant impact that the Acquisition has had and will have on us, including increased leverage and increased liquidity requirements.  References to the “Company” refer to The Sheridan Group, Inc.  The terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of the company and all of its subsidiaries.  References to the “Acquisition” refer to the acquisition by TSG Holdings Corp., a newly formed corporation, of all of the company’s outstanding capital stock.  References to the “Dingley Acquisition” refer to the acquisition by The Sheridan Group, Inc. of substantially all of the assets and business of The Dingley Press.

Results discussed for the three months and nine months ended September 30, 2003 represent the mathematical addition of the Successor basis results of operations and the Predecessor basis results of operations.  This approach is not consistent with GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to (i) the impact of required purchase accounting adjustments, (ii) the new basis of accounting established as a result of the Acquisition and (iii) the significant increase in debt and related interest expense.  We believe that this is the most meaningful way to present our results of operations.  Such results are not indicative of what the results for the three months and nine months ended September 30, 2003 would have been had the Acquisition not occurred.

Overview

Company Background

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets.  We provide a wide range of printing services and value-added support services, such as electronic copy-editing, composition, digital proofing, subscriber database maintenance, distribution services and electronic publishing support.  We utilize a decentralized management structure, which provides our customers with access to the resources of a large company while maintaining the high level of service and flexibility of a smaller company.

The Transactions

On August 21, 2003, TSG Holdings Corp. purchased 100% of the outstanding capital stock of the Company from its existing stockholders for total cash consideration of $142.0 million less net debt (as defined in the stock purchase agreement), resulting in cash of $79.9 million being paid to the selling stockholders.  The accounting purchase price for the Acquisition was $186.6 million, which was comprised of the $79.9 million of cash paid to the selling stockholders, $51.4 million of assumed liabilities and $55.3 million of refinanced indebtedness.  We funded the purchase price and the related fees and expenses of the Acquisition with the proceeds of the sale of 10.25% senior secured notes due 2011 totalling $105.0 million, priced to yield 10.50% (the “2003 Notes”), together with $47.0 million of new equity investments.  On May 25, 2004, the Company, through a newly formed subsidiary, purchased substantially all of the assets and business of The Dingley Press for an aggregate purchase price of $66.9 million.  We funded the purchase price and the related fees and expenses of the Dingley Acquisition with the proceeds of the sale of 10.25% senior secured notes due 2011 totalling $60.0 million, priced to yield 9.86% (the “2004 Notes”), together with $4.0 million of new equity investments and $4.0 million in available cash.  The 2003 Notes and the 2004 Notes are fully and unconditionally guaranteed on a joint and several basis by all of our subsidiaries.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles.  We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Registration Statement, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.  These policies include our accounting for allowances for doubtful accounts, accounting for business combinations, impairment of goodwill and other identifiable intangibles, income taxes and self-insurance.  These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There has been no significant change in these policies since December 31, 2003.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our consolidated statements of income expressed as a percentage of net sales for the periods presented.  The percentage relationships for the three month and nine month periods ended September 30, 2004 are after the date of the Acquisition while the percentage relationships for the three month and nine month periods ended September 30, 2003 include periods preceding and following the date of the Acquisition.  Accordingly, the data for the periods preceding and following the Acquisition were prepared on differing bases of accounting and, as a result, the comparability of such percentage relationships with other periods is limited, primarily as a result of one-time transaction costs, amortization of goodwill and intangibles, depreciation of fixed assets and interest expense related to outstanding debt balances.  In addition, the results of operations of The Dingley Press have been included in our results of operations since the

May 25, 2004 date of acquisition and are reported as a separate specialty catalog business segment.

(Expressed as percentages)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net sales	100.0	100.0	100.0	100.0
Cost of sales	79.9	76.7	77.7	76.1
Gross profit	20.1	23.3	22.3	23.9
Selling and administrative expenses	11.9	22.0	13.7	17.5
Amortization of intangibles	0.6	0.4	0.7	0.2
Total operating expenses	12.5	22.4	14.4	17.7
Operating income	7.6	0.9	7.9	6.2
Other (income) expense:
Interest expense	6.0	6.1	5.9	3.6
Interest income	0.0	(0.1)	(0.1)	0.0
Other, net	0.1	(0.2)	0.1	(0.1)
Total other expense	6.1	5.8	5.9	3.5
Income (loss) before income taxes	1.5	(4.9)	2.0	2.7
Income tax provision	0.6	0.4	0.8	1.8
Net income (loss)	0.9	(5.3)	1.2	0.9

Our business includes three reportable segments comprised of “Short-run Journals”, “Specialty Catalogs” and “Other Publications.”  Short-run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run sizes of less than 5,000 copies.  The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run sizes between 300,000 and 10,000,000 copies.  The Other Publications business segment is comprised of three operating segments, which produce specialty magazines, medium-run journals and short-run books.

($s in thousands)	Three Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	One Month and Twenty-Days Ended August 20, 2003	Nine Months Ended September 30, 2004	One Month and Eleven-Days Ended September 30, 2003	Seven Months and Twenty-Days Ended August 20, 2003
	Successor Basis	Successor Basis	Predecessor Basis	Successor Basis	Successor Basis	Predecessor Basis

Net sales
Short-run journals	$23,868	$9,902	$12,057	$71,935	$9,902	$55,371
Specialty catalogs	27,712	—	—	35,524	—	—
Other publications	32,139	15,581	15,772	97,083	15,581	79,785
Intersegment eliminations	(1,203)	(685)	(513)	(3,692)	(685)	(3,252)
Consolidated total	$82,516	$24,798	$27,316	$200,850	$24,798	$131,904
Operating income
Short-run journals	$3,244	$969	$33	$10,313	$969	$6,573
Specialty catalogs	2,213	—	—	2,457	—	—
Other publications	1,317	965	(864)	4,452	965	2,396
Corporate	(460)	(183)	(469)	(1,327)	(183)	(861)
Consolidated total	$6,314	$1,751	$(1,300)	$15,895	$1,751	$8,108

	September 30, 2004	December 31, 2003
Assets
Short-run journals	$86,343	$89,851
Specialty catalogs	88,971	—
Other publications	107,794	110,563
Corporate	2,550	2,074
Consolidated total	$285,658	$202,488

Net sales for the third quarter of 2004 were $82.5 million, a $30.4 million or 58.3% increase compared to net sales of $52.1 million for the same period of 2003.  Net sales for the first nine months of 2004 were $200.9 million, a $44.2 million or 28.2% increase compared to $156.7 million for the same period of 2003.  The Dingley Acquisition, completed in May 2004, added the specialty catalog segment and accounted for $27.7 million and $35.5 million of the sales growth for the three and nine month periods, respectively.  Significant growth in short-run journals combined with slightly stronger net sales in other publications accounted for the rest of the increase.

Net sales for the short-run journal segment for the third quarter of 2004 were $23.9 million, a $1.9 million or 8.6% increase compared to net sales of $22.0 million for the same period of 2003.  Net sales for the short-run journal segment for the first nine months of 2004 were $71.9 million, a $6.6 million or 10.1% increase compared to $65.3 million for the same period of 2003.  The increase in net sales for the short-run journals segment was attributable to new titles that were awarded to us during the first nine months of 2004.  Net sales for the other publications segment for the third quarter of 2004 were $32.1 million, a $0.7 million or 2.2% increase compared to $31.4 million for the same period of 2003.  Net sales in the other publications segment for the first nine months of 2004 were $97.1 million, a $1.7 million or 1.8% increase compared to $95.4 million for the same period of 2003.  Continued growth in medium-run journals and magazine revenues, partially offset by softness in book sales, accounted for the growth in the other publications segment.

Gross profit for the third quarter of 2004 was $16.6 million, a $4.5 million or 37.2% increase compared to gross profit of $12.1 million for the same period of 2003.  Gross profit for the first nine months of 2004 was $44.8 million, a $7.3 million or 19.5% increase compared to gross profit of $37.5 million for the same period of 2003.  Gross margin for the third quarter of 2004 decreased to 20.1% of net sales compared to 23.3% for the same period of 2003.  Similarly, gross margin for the first nine months of 2004 decreased to 22.3% of net sales compared to 23.9% of net sales for the same period of 2003.  The gross margin decline for the third quarter as well as for the first nine months of 2004 was attributable solely to the acquisition of The Dingley Press, as the specialty catalog segment has a lower gross margin than our other businesses.  We continued to realize productivity gains, driven by capital investment, for both the third quarter and the first nine months of 2004 compared to the same periods of 2003.

Selling and administrative expenses for the third quarter of 2004 were $9.8 million, a $1.7 million or 14.8% decrease compared to $11.5 million for the same period of 2003.  Selling and administrative expenses were higher in the third quarter of 2003 principally due to the transaction costs incurred related to the Acquisition.  This included brokerage, legal and accounting fees as well as management bonuses paid upon consummation of the Acquisition in August of 2003.  This decrease was partially offset by the addition of comparable expenses for The Dingley Press, higher employee costs, including healthcare, and the management fee paid to our equity sponsors.  Selling and administrative expenses for the first nine months of 2004 were $27.6 million, a $0.2 million or 0.7% increase compared to $27.4 million for the same period of 2003.  The increase for the nine month period was due mainly to the addition of comparable expenses for The Dingley Press, higher employee costs, including healthcare, the management fee paid to our equity sponsors, and increases in accounting, legal and other costs associated with the additional reporting and compliance requirements of the 2003 Notes and the 2004 Notes.  These increases more than offset the impact of the non-recurring transaction costs related to the Acquisition in the same period of 2003.

Amortization expense for the third quarter of 2004 was $0.5 million, a $0.3 million increase compared to amortization expense of $0.2 million for the same period of 2003.  Amortization expense for the first nine months of 2004 was $1.4 million, an increase of $1.1 million compared to $0.3 million for the same period of 2003.  The increase in amortization expense in the third quarter and the first nine months of 2004 was due to the recognition of intangible assets associated with the Acquisition in August 2003 and the Dingley Acquisition in May 2004.

Operating income for the third quarter of 2004 was $6.3 million, a $5.8 million or 1180.0% increase compared to operating income of $0.5 million for the same period of 2003.  Operating income for the first nine months of 2004 was $15.9 million, a $6.0 million or 60.6% increase compared to operating income of $9.9 million for the same period of 2003.  Operating margin for the third quarter of 2004 was 7.6%, reflecting a 6.7 margin point increase compared to an operating margin of 0.9% for the same period of 2003.  Operating margin increased to 7.9% of net sales for the first nine months of 2004, a 1.7 margin point improvement compared to an operating margin of 6.2% for the same period of 2003.  The margin improvement for both the third quarter and the first nine months of 2004 compared to the same periods of 2003 was largely a function of the impact of one-time transaction costs related to the Acquisition in August 2003.

Interest expense in the third quarter of 2004 was $4.9 million, a $1.8 million or 58.1% increase compared to interest expense of $3.1 million for the same period of 2003.  Interest expense for the first nine months of 2004 was $11.9 million, an increase of $6.2 million or 108.8% compared to interest expense of $5.7 million for same period of 2003.  This increase was primarily attributable to the increase in debt associated with the Acquisition and the Dingley Acquisition, coupled with the higher interest rate of the 2003 Notes and the 2004 Notes as well as the liquidated damages accrued as a result of not having an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004.

Other income or expense (including interest income) for the third quarter of 2004 was expense of $0.1 million compared to income of $0.1 million during the same period of 2003.  For the first nine months of 2004 and 2003, other income or expense (including interest income) was negligible and income of $0.2 million, respectively.

Income before income taxes for the third quarter of 2004 was $1.3 million, a $3.9 million increase compared to a loss before income taxes of $2.6 million for the same period of 2003.  Income before income taxes margin for the third quarter of 2004 of 1.5% increased 6.4 margin points compared to a 4.9% negative margin for the same period of 2003.  Income before income taxes for the first nine months of 2004 was $4.0 million, a $0.4 million or 9.1% decrease compared to income before income taxes of $4.4 million for the same period of 2003.  Income before income taxes margin for the first nine months of 2004 of 2.0% decreased 0.7 margin points compared to a 2.7% margin for the same period of 2003.  The increase in income before income taxes for the third quarter of 2004 primarily resulted from the absence of transaction costs related to the Acquisition in the current periods.  The decrease in income before income taxes for the first nine months of 2004 was mainly the result of higher interest expense and increased depreciation and amortization expense, attributable to the Acquisition and the Dingley Acquisition, as well as higher administrative costs associated with public reporting, which more than offset the impact of higher net sales and the absence of the transaction costs related to the Acquisition.

Our effective income tax rate for the third quarter of 2004 was 40.4% compared to negative 7.8% for the same period in 2003.  Our effective income tax rate for the first nine months of 2004 was 39.2% compared to 65.6% for the same period in 2003.  Our effective tax rates differences between the third quarter and the first nine months of 2004 principally are driven by profits shifting between states with differing statutory tax rates.  Our effective tax rates during the third quarter and the first nine months of 2003 were impacted by tax expense increases resulting from the Acquisition.

Net income for the third quarter of 2004 was $0.8 million, a $3.5 million increase from the net loss of $2.7 million for the same period of 2003.  Net income for the first nine months of 2004 was $2.4 million, a $0.9 million or 60.0% increase compared to net income of $1.5 million for the same period of 2003.  The increase in net income for the third quarter of 2004 primarily resulted from the lack of transaction costs related to the Acquisition.  The increase in net income for the first nine months of 2004 was principally due to the impact of higher net sales and the absence of the transaction costs related to the Acquisition partially offset by higher interest expense and increased depreciation and amortization expense attributable to the Acquisition and the Dingley Acquisition as well as higher costs associated with public reporting.

Liquidity and Capital Resources

Historical

Operating Activities

Net cash provided by operating activities for the first nine months of 2004 was $9.3 million compared to $11.7 million for the same period of 2003.  The Dingley Press’ use of working capital accounted for $1.2 million of this decrease.  On a total basis, this $2.4 million decrease was primarily the result of unfavorable working capital changes, most notably accounts receivable, accrued expenses and accrued interest partially offset by a favorable change in inventories.  The net unfavorable working capital changes were partially offset by increases in net income and non-cash expense items such as depreciation and amortization related to the Acquisition and the Dingley Acquisition.

Investing Activities

Net cash used in investing activities for the first nine months of 2004 was $81.3 million, a decrease of $2.4 million, compared to $83.7 million for the same period of 2003.  This decrease was due to the fact that the cash purchase price for the Dingley Acquisition in 2004 was $12.5 million less than the cash purchase price for the Acquisition in 2003.  This decrease was partially offset by a $10.1 million increase in equipment, primarily printing presses, purchased in the ordinary course of business.

Financing Activities

Total debt outstanding at September 30, 2004 was $169.4 million compared to $103.6 million at December 31, 2003.  This $65.8 million increase in debt is due primarily to the 2004 Notes associated with the Dingley Acquisition which totalled $61.2 million (including a $1.2 million premium).  The remainder of the change was caused by an increase in the working capital facility, which was used to partially fund operating and investing activities.

Net cash provided by financing activities for the first nine months of 2004 totalled $62.4 million and consisted of $4.5 million borrowed on the working capital facility and $61.2 million of proceeds from the 2004 Notes less $3.3 million of costs paid in connection with the 2004 Notes.  Net cash provided by financing activities for the first nine months of 2003 was $75.9 million and largely resulted from the Acquisition transactions.

We had cash of $0.4 million as of September 30, 2004 compared to $9.9 million as of December 31, 2003.  For the first nine months of 2004, we utilized cash provided by operating activities as well as cash from additional borrowings to help fund the Dingley Acquisition, make investments in new equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.  For the first nine months of 2003, we used cash provided by operating activities as well as cash from additional borrowings to help fund the Acquisition and make investments in new equipment.

Our principal source of liquidity will be cash flow generated from operations and borrowings under our working capital facility.  Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital.  We estimate that our capital expenditures for the remainder of 2004 (including capital expenditures by The Dingley Press) will total about $8.9 million.  Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs.  Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Working Capital Facility

The terms of our working capital facility and indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses.  Our working capital facility contains various restrictive covenants.  The working capital facility, among other things, prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and requires us to satisfy certain financial tests including an interest coverage ratio and maintain a minimum EBITDA (as defined in the working capital facility), both calculated for the period consisting of the four preceding consecutive fiscal quarters.  Failure to satisfy the financial tests in our working capital facility would constitute a default under the working capital facility.  The required interest coverage ratio is 2:00 to 1:00 and the minimum EBITDA requirement is $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter.  For the twelve months ended September 30, 2004, our interest coverage ratio was 2.46 to 1.00 and our EBITDA for purposes of our working capital facility was $42.7 million.  For purposes of these calculations, the financial results of The Dingley Press were combined with our results for the full twelve month period.

EBITDA calculated pursuant to our working capital facility for the first nine months of 2004 was $26.7 million, a $6.5 million or 32.2% increase compared to $20.2 million for the same period of 2003.  EBITDA for the first nine months of 2004 included the financial results of The Dingley Press since the date of the Dingley Acquisition.  The Dingley Acquisition accounted for $4.6 million of the increase in EBITDA with the balance attributable to profitable sales growth and continued productivity improvements.  In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

EBITDA calculated pursuant to the working capital facility is defined as net income (loss) before interest expense, income taxes, depreciation, amortization and other non-cash charges (including all fees and costs relating to the transactions contemplated by the working capital facility) as defined in the working capital facility.  EBITDA calculated pursuant to the working capital facility is not an indicator of financial performance under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies.  In addition, it should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flows from operating activities or other traditional indicators of operating performance.

EBITDA calculated pursuant to the working capital facility is reconciled directly to cash flow from operations as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003

Net cash provided by operating activities	$9,292	$11,673
Accounts receivable	3,651	(1,413)
Notes receivable	—	(71)
Inventories	(4,375)	(507)
Other current assets	985	(527)
Refundable income taxes	824	44
Other assets	578	627
Accounts payable	(719)	63
Accrued expenses	2,712	(1,066)
Accrued interest	1,642	450
Other liabilities	(357)	249
Provision for doubtful accounts	(198)	(267)
Deferred income tax benefit	—	(284)
Gain(loss) on disposition of fixed assets, net	(20)	(26)
Income tax provision	1,578	2,887
Cash interest expense	10,686	4,207
Non cash adjustments:
Purchase accounting write-up of inventory	257	629
Adjustments to LIFO reserve	—	15
Decrease(increase) in market value of investments	4	(60)
Amortization of prepaid lease costs	63	63
Loss on disposition of fixed assets	48	27
Non-recurring transaction costs	—	3,484
Working Capital Facility EBITDA	$26,651	$20,197

Subsequent Events

On October 25, 2004, we executed an agreement for the sale of our Fredericksburg, Virginia facility for a sales price of $2.125 million.  The sale is contingent on the buyer conducting satisfactory feasibility and environmental studies on the property within sixty days from the date of the agreement.  We anticipate that closing on the sale will take place on or before December 31, 2004.  We expect to realize a gain of about $1.0 million as a result of this sale.

Contractual Obligations

The following table summarizes our future minimum non-cancellable contractual obligations as of September 30, 2004:

	Payments Due by Period
(in thousands)	Total	2004	2005 to 2006	2007 to 2008	2009 and beyond

Long term debt (1)	$165,000	$—	$—	$—	$165,000
Operating leases	12,991	1,242	7,019	3,894	836
Purchase obligations	2,122	1,872	250		—
Other long-term obligations (2)	1,719	62	493	505	659

Total	$181,832	$3,176	$7,762	$4,399	$166,495

(1)   Includes the $105.0 million aggregate principal amount due on the 2003 Notes and the $60.0 million aggregate principal amount due on the 2004 Notes. Because the 2003 Notes were issued at a discount and the 2004 Notes were issued at a premium, the liability on the balance sheet at September 30, 2004 for the 2003 Notes and the 2004 Notes was $164.9 million.  The discount on the 2003 Notes will be accreted over the term of the 2003 Notes and the  premium on the 2004 Notes will be amortized over the term of the 2004 Notes.

(2)   Represents payments due under non-compete arrangements with our former Chairman of the Board and the President of The Dingley Press.

We have entered into a purchase agreement with a vendor to purchase various consumable raw materials and supplies.  The agreement, which expires February 1, 2005, required us to purchase a minimum of $3.0 million of consumable raw materials and supplies annually.

Off Balance Sheet Arrangements

At September 30, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Forward Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements.”  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statements that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning.  They may relate to, among other things:

•      our liquidity and capital resources;

•      competitive pressures and trends in the printing industry;

•      prevailing interest rates;

•      legal proceedings and regulatory matters;

•      general economic conditions;

•      predictions of net sales, expenses or other financial items;

•      future operations, financial condition and prospects; and

•      our plans, objectives, strategies and expectations for the future.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements, might cause us to modify our plans or objectives, may affect our ability to pay timely amounts due under our outstanding notes and/or may affect the value of our outstanding notes.  New risks factors can emerge from time to time.  It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements.  Given these risks and uncertainties, actual future results may be materially different from what we plan or expect.  We caution you that any forward-looking statement reflects only our belief at the time the statement is made.  We will not update these forward-looking statements even if our situation changes in the future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in results of our operations and cash flows.  In the ordinary course of business, we are exposed to foreign currency and interest rate risks.  These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on our long-term debt.

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities.  Substantially all of our net sales and our expenses in fiscal years 2001, 2002 and 2003 were denominated in U.S. dollars.  Therefore, foreign currency fluctuations did not materially impact our financial results in those periods.  We currently do not participate in any hedging or derivative transactions.

Interest Rate Market Risk

The 2003 Notes and the 2004 Notes provide for a fixed interest rate and, in addition, the amount of principal to be repaid at maturity also is fixed.  Therefore, we are not subject to market risk from the 2003 Notes and the 2004 Notes.  Our working capital facility is variable rate debt.  Our revolving credit facility calculates interest rates based on a floating benchmark rate (the prime rate or Eurodollar rate), plus an applicable margin.  The primary exposure to market risks relates to fluctuations in interest rates related to the revolving credit facility and the effect those changes may have on operating results.  We currently have borrowings under our revolving credit facility and estimate that a 1.0% increase in interest rates would have resulted in additional interest expense of about $5,000 for the third quarter and first nine months of 2004.

Item 4.  Controls and Procedures.

Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting.

However, please note that in connection with the Dingley Acquisition, our auditors reaudited The Dingley Press’ financial statements as of August 31, 2003 and 2002 and for each of the years ended August 31, 2001, 2002 and 2003 and identified certain matters that they considered to be “material weaknesses” involving internal accounting controls and the operation of such controls, resulting in restatements of those financial statements.  Such weaknesses were described in our risk factors disclosed in our Registration Statement.  Accordingly, we have made and continue to make changes to The Dingley Press’ system of internal controls to address these matters.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we are party to various legal actions in the ordinary course of our business.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

		By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	November 12, 2004