Form 10-K
period 2004-12-31
SHERIDAN GROUP INC
filed 2005-03-31
CIK 1056035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period From                to              .

Commission File Number:  333-110441

THE SHERIDAN GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1659314
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

11311 McCormick Road, Suite 260
Hunt Valley, Maryland  21031-1437
(Address of principal executive offices and zip code)

(410) 785-7277
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

None of the Registrant’s common stock is held by non-affiliates of the Registrant.

There was 1 share of the Registrant’s Common Stock outstanding as of March 25, 2005.

THE SHERIDAN GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements.” Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

•                  our liquidity and capital resources;

•                  competitive pressures and trends in the printing industry;

•                  prevailing interest rates;

•                  legal proceedings and regulatory matters;

•                  general economic conditions;

•                  statements with respect to the Buyout Transactions and the Dingley Transactions (each as defined in this Annual Report on Form 10-K);

•                  predictions of net sales, expenses or other financial items;

•                  future operations, financial condition and prospects; and

•                  our plans, objectives, strategies and expectations for the future.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements, might cause us to modify our plans or objectives, may affect our ability to pay timely amounts due under the notes and/or may affect the value of the notes. These risks and uncertainties may include, but are not limited to, those discussed in Part I, Item 1, “Risk Factors.” New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Given these risks and uncertainties, we urge you to read this prospectus completely with the understanding that actual future results may be materially different from what we plan or expect. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We will not update these forward-looking statements even if our situation changes in the future.

PART I

ITEM 1.   BUSINESS

Overview

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We believe that we enjoy strong and longstanding relationships with our customers, which include publishers, catalog merchants, associations and university presses.  We provide a wide range of printing services and value-added support services, such as electronic publishing support, digital proofing, preflight checking, off-shore key stroking and copy editing, online peer review systems, manuscript tracking systems, subscriber database maintenance, mail sortation and distribution, customer audits and training classes, and back issue fulfillment.  We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company. We operate in three business segments:  short-run journals, specialty catalogs and other publications.  For the year ended December 31, 2004, we generated net sales of $287.5 million, operating income of $21.5 million and net income of $2.3 million.  As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

History

We trace our roots back to The Sheridan Press, the predecessor of which was founded in 1915. We entered the short-run journal market in 1980, targeting the printing of scientific, technical, medical and scholarly journals for publishers. The Sheridan Group, Inc. was formed in 1988 to complete the acquisition of Braun-Brumfield, Inc., a short-run book printer located in Michigan. In 1994, we entered the specialty magazine market with the acquisition of United Litho, Inc., a printer of specialty magazines serving the Washington, D.C. metro area. In conjunction with our recapitalization in 1998, we acquired Dartmouth Printing Company, a specialty magazine printer in New Hampshire, and Capital City Press, a journal printer in Vermont. In 1999, we acquired BookCrafters, Inc., a short-run book printer in Chelsea, Michigan and Fredericksburg, Virginia, and consolidated it with Braun-Brumfield to form Sheridan Books, Inc. In 2004, we acquired The Dingley Press, a specialty catalog printer in Maine.  Currently, we are comprised of seven specialty printing companies operating in the domestic scientific, technical, medical and scholarly journal, specialty catalog, short-run book, specialty magazine and article reprints markets: The Sheridan Press in Pennsylvania; Capital City Press in Vermont; Sheridan Books in Michigan; Dartmouth Printing Company in New Hampshire; Dartmouth Journal Services in New Hampshire; United Litho in Virginia; and The Dingley Press in Maine.

Printing Services

Our printing services include transferring content onto printing plates in pre-press, printing the content on press, binding the printed pages into the finished product and distributing the finished product to either the customer or the ultimate end user.  Pre-press processes, which include digital and conventional techniques, as well as computer-to-plate technology, are critical front-end elements of our printing services which ready the content for printing on our presses.  Sheet-fed and web presses are used, depending on run length, to produce the printed product.  We also offer ultra-short-run printing services for article reprints, books and journals.  We utilize three types of binding techniques for the printed product:  perfect binding, saddle stitching and case binding.   The product is then labeled and packaged prior to mailing.   Journals, magazines and books are typically mailed to the publisher or directly to consumers. Roughly half of our journals, the majority of our magazines and all of our books are shipped in cases to the customer. The remaining journals and magazines are mailed directly to the subscriber. Catalogs are drop-shipped to various locations throughout the U.S. and placed into the mail stream close to the recipient.

Value-Added Support Services

In addition to providing printing services to our customers, we offer a full range of value-added support services.  While sales of these services constitute a relatively small percentage of total revenues, they are critical to meeting the customer’s needs.  These services are highly customized for each customer’s specifications and logistics requirements.  With fully digital pre-press capabilities and computer-to-plate technology, we have greatly increased the efficiency with which we provide these services. Examples of the value-added support services we provide are electronic publishing support, digital proofing, preflight checking, off-shore key stroking and copy editing, online peer review systems, manuscript tracking systems, subscriber database maintenance, mail sortation and distribution, customer audits and training classes, and back issue fulfillment.

Printing Segments

As a leading publications printer, we offer a broad range of products and services, including scientific, technical, medical and scholarly journals, specialty catalogs, short-run books, specialty magazines, article reprints, and an extensive array of value-added support services.  Our products are sold to a diverse set of customers, including publishers, university presses and associations.   Our printing operations are classified into three reportable segments.  The following table presents the percentage of net sales contributed by each segment during the past three fiscal years.

Net Sales %	2004	2003	2002
Short-run Journals	34%	42%	41%
Specialty Catalogs	22	—	—
Other Publications	46	61	61
Intersegment Eliminations	(2)	(3)	(2)
Total	100%	100%	100%

Short-Run Journals

The journal market includes journals for the scientific, technical, medical and scholarly communities. We compete in both the short-run and medium-run portions of the journal market.  We define short-run journals as journals produced on sheet-fed presses with typical production runs of less than 5,000 copies. Publishers, associations and university presses comprise the customers in this portion of the publications market.  In 2004, we printed over 1,800 journal titles.

Our journals are primarily black and white with a small amount of color for photographs, diagrams and advertisements.  They are printed on schedules that range from weekly to annually in run lengths that average 2,300 copies and range from 300 to 5,000 copies.  Journal printing typically results in a high level of repeat business due to the periodic nature and complexity of these publications.  The vast majority of journals are perfect bound, with the remainder saddle-stitched.  Our journal customers rely on our consistency and on-time reliability to meet the demands of their own customers.

The short-run journals segment also includes article reprints, which are produced on sheet-fed presses, and originally developed as an ancillary product from the base journal business.  Article reprints are produced for customers who require reprints of an individual article from a journal or magazine for marketing or other purposes. Historically, we have primarily reprinted journal and magazine articles for which we were the original printer. We recently have expanded our business by winning article reprint business on publications for which we were not the original printer.  We are a full-service reprint printer, producing black and white as well as color reprints for publishers, university presses and associations.

Specialty Catalogs

We entered the specialty catalog segment in 2004 with our purchase of The Dingley Press.  We characterize specialty catalogs as catalogs distributed by specialty catalog merchant companies, which are often smaller entrepreneurial companies with high service requirements. We produce catalogs with run lengths between 300,000 and 10,000,000 copies, most of which are printed in four-color and are bound using the saddle stitching technique. Multiple versions of each catalog are distributed during the year requiring high levels of customer service and extensive distribution services.  In 2004, we printed over 100 catalog titles.

Other Publications

The other publications segment provides products and services for specialty magazines, short-run books and medium-run journals to publishers, university presses and associations.

Specialty Magazines

We characterize specialty magazines as magazines having production runs of less than 100,000 copies. Our customers in this market are publishers and associations. Specialty magazines also have a high level of repeat business due to the periodic nature of the publications. This is largely a regional market defined by proximity to the customer. In 2004, we printed over 350 magazine titles.

We produce short-run magazines with average run lengths of 22,000 copies.  The majority of these magazines are printed in four-color.  About half of the magazines are bound using the saddle-stitching technique and the other half are perfect bound.  The magazines are produced in frequencies that range from weekly to annually. These magazines are produced on web presses.  Although specialty magazine customers do not require composition services, they do demand high levels of customer service focused on distribution and mailing services, where managing the customer’s subscriber database is critical to customer satisfaction.

Short-Run Books

Short-run books, which we characterize as books having production runs of less than 5,000 copies, are printed for publishers, associations and university presses. Sales to this market include both the initial printing of titles and subsequent reprints.  In 2004, we printed more than 11,400 book titles.

We produce books in run lengths that average 2,000 copies and range from 100 to 5,000 copies.  The majority of these books are black and white.  Books are produced on both sheet-fed and web presses.  About 50% of our books have soft covers (perfect bound) and about 50% have hard covers (case bound).

Medium-Run Journals

We consider medium-run journals to be journals with production runs between 5,000 and 100,000 copies.  Medium-run journals are typically produced on web presses due to economies of scale versus sheet-fed presses.  Similar to the short-run journal market, customers include publishers, associations and university presses, and there is a high level of repeat business due to the periodic nature and complexity of these publications.  Our consistency and on-time reliability are key attributes that our customers expect and demand.

Competition

The printing industry in the United States is fragmented and highly competitive in most product categories and geographic regions. We compete in subsegments of the overall printing market.  Competition is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology.  Competitive price pressure continues to be strong in the product segments in which we compete.

Customers

We benefit from a highly diversified customer base consisting of publishers, catalog merchants, associations and university presses.  The majority of our business comes from publishers, followed by catalog merchants, associations and university presses.  The average length of our relationship with our top 50 customers is approximately 13 years.  We print journals for Elsevier Science, which accounted for about 11.2% of our net sales in 2004.  Additionally, as a result of the acquisition of The Dingley Press in May 2004 (the “Dingley Acquisition”), we print specialty catalogs for Dr. Leonard.  In 2004, Dr. Leonard accounted for about 5.7% of our net sales.  We believe that if the 2004 twelve-month results of The Dingley Press had been included in our net sales in 2004, Dr. Leonard would have accounted for more than 10% of our net sales.

Sales and Marketing

We have developed a knowledgeable and experienced sales management team, which has successfully cultivated and maintained strong relationships with customers across the U.S. Our products are sold through internal direct sales professionals and a dedicated network of sales representatives. Across all of our companies, external representatives augment an internal sales staff, providing our customers with multiple touch points. Our sales representatives are paid a commission based on sales volume growth targets in a structure that minimizes the fixed costs we incur to support our sales force.

We traditionally market through industry trade shows and industry association conferences. In addition, in our article reprint business, we have strategic relationships with two marketing firms that specialize in obtaining reprint orders from customers, companies and individuals that were featured in a recent publication produced by us or other printers.  These marketing firms identify opportunities for these potential clients to utilize the identified publication reprints as marketing tools.

Raw Materials

The principal raw material used in our business is paper, which represents a significant portion of our cost of materials. Due to the significance of paper in our business, we are dependent upon the availability of paper. In periods of high demand, certain paper grades have been in short supply, including grades we use in our business. In addition, during periods of tight supply, many paper producers allocate shipments of paper based upon historical purchase levels of customers. Historically, however, we generally have not experienced significant difficulty in obtaining adequate quantities of paper. We do not have any long-term paper supply agreements. We also use a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire and subcontracted components. In general, we have not experienced any significant difficulty in obtaining these raw materials.

Technology and Operations

Our capital investments have been focused on productivity improvement, more efficient material usage and incremental capacity.  Additionally, our investments in technology have been critical in helping achieve improved workflow and reduced cycle times.

Employees

We have about 2,080 employees as of December 31, 2004. We focus heavily on fostering enthusiastic and positive cultures at each of our locations, evidenced by the fact that we have been recognized with numerous ‘‘Best Workplace in America’’ awards presented by Printing Industries of America. In addition, we closely monitor our employees’ level of job satisfaction with comprehensive annual surveys.  Management believes our compensation and benefits packages are competitive within the industry and local markets.

We have a collective bargaining agreement with Local Union No. 745 of the Graphic Communications International Union, which represents about 140 of our production and maintenance employees (as of December 31, 2004) at our Vermont facilities. Management believes our relations with the union are good and that the union contract provides for necessary flexibility. The union contract was renewed in May 2004 and expires on April 30, 2007.

Risks Factors

Substantial Leverage—Our substantial indebtedness could adversely affect our financial health and prevent us from meeting our obligations under our indebtedness.

We have a significant amount of indebtedness.  On December 31, 2004, we had total indebtedness of approximately $164.9 million.

Our substantial indebtedness could have important consequences.  For example, it could:

•                  make it more difficult for us to meet our payment and other obligations under our indebtedness;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•                  limit our ability to borrow additional funds or raise additional financing.

In addition, agreements governing our indebtedness contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests.  Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Technological Change—The evolution of technology may decrease the demand for our products and services.

The technology we use in our operations is rapidly evolving. We could experience delays or difficulties in responding to changing technology, in addressing the increasingly sophisticated needs of our customers or in keeping pace with emerging industry standards. In addition, the cost required to respond to and integrate changing technologies may be greater than we anticipate. If we do not respond adequately to the need to integrate changing technologies in a timely manner, or if the investment required to so respond is greater than anticipated, our business, financial condition, results of operations, cash flow and ability to make payments on the notes may be adversely affected. We remain largely dependent on the distribution of scientific, technical, medical and other scholarly information in printed form. Usage of the Internet and other electronic media continues to grow. We cannot assure you that the acceleration of the trend toward such electronic media will not decrease the demand for our products which could result in lower profits and reduced cash flows.

Changes in technology could also result in digital printing methods becoming more cost effective for printing short-run publications. If the use of digital printing were expanded in this manner, it could allow smaller printers to compete against us in our specialized market, which could cause a decrease in the demand for our services or could force us to lower our prices to remain competitive. Such a decrease in demand or price could result in decreased profitability and have a material adverse effect on our business, financial condition and results of operations.

Competition—The printing industry is competitive and rapidly evolving, and competition may adversely affect our business.

The printing industry is extremely competitive. We compete with numerous companies, some of which have greater financial resources than we do. We compete on the basis of ongoing customer service, quality of finished products, range of services offered, distribution capabilities, use of state of the art technology and price. We cannot assure you that we will be able to compete successfully with respect to any of these factors. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such regions. Our failure to compete successfully could cause us to lose existing business or opportunities to generate new business and could result in decreased profitability, adversely affecting our business.

In addition, while we do not currently compete with large printing companies in the specialized markets that we serve, large printing companies with much greater resources than ours have from time to time in the past attempted to compete with us in our specialized markets. We cannot assure you that these large printing companies will not compete with us in the future.

Consolidation—Industry consolidation of customers and increased competition for those customers may result in increased expenses and reduced revenue and market position.

The continuing consolidation of publishing companies has shrunk the pool of available customers. Large publishing companies often have preferred provider arrangements with specific printing companies. As smaller publishing companies are consolidated into the larger companies, the smaller publishing companies are often required to use the printing company with which the acquiring company has established an arrangement. If our customers were to merge or consolidate with publishing companies utilizing other printing companies, we could lose our customers to competing printing companies. If we were to lose a significant portion of our current base of customers to competing printing companies, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Customer Concentration—The increase in business from a top customer may make our net sales and profitability more sensitive to the loss of such a customer’s business.

One of our top customers is increasing the amount of business that it grants to us relative to our competitors. Because of this increase, our net sales from this customer are growing at a faster rate than net sales from our other customers. The net sales attributable to that customer accounted for about 11.2% of our net sales in 2004.  If the Dingley Acquisition had been completed at the beginning of 2004, this customer would have accounted for 9.9% of our net sales.  In addition, as a result of the Dingley Acquisition, we have a customer that would have accounted for 11.9% of our net sales in 2004 if the Dingley Acquisition had been completed in the beginning of 2004. In 2005, these two customers are projected to account for approximately 10.0% and 14.0% of our net sales, respectively.  The loss of either of these customers would cause our net sales and profitability to decline. We cannot assure you that net sales to these and our other large customers will not continue to increase as a percentage of our total net sales or that these customers will continue to use our printing services. The loss of any such customer could adversely affect us.

Cost and Availability of Paper and Other Raw Materials—Increases in prices of paper and other raw materials and postal rates could cause disruptions in our services to customers.

The principal raw material used in our business is paper, which represents a significant portion of our cost of materials. Although we believe that we have been successful in negotiating favorable price relationships with our paper vendors, prices in the overall paper market are beyond our control. Historically, we have generally been able to pass increases in the cost of paper on to our customers. If we are unable to continue to pass any price increases on to our customers, future paper price increases could adversely affect our margins and profits.

Due to the significance of paper in our business, we are dependent upon the availability of paper. In periods of high demand, certain paper grades have been in short supply, including grades we use in our business. In addition, during periods of tight supply, many paper producers allocate shipments of paper based upon historical purchase levels of customers. Although we generally have not experienced significant difficulty in obtaining adequate quantities of paper, unforeseen developments in the overall paper markets could result in a decrease in the supply of paper and could cause either or both of our revenues or profits to decline.

We use a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire and subcontracted components. In general, we have not experienced any significant difficulty in obtaining these raw materials. We cannot assure you, however, that a shortage of any of these raw materials will not occur in the future or will not potentially adversely affect the financial results of our business.

Our journals and magazines are often mailed, either by us or our customers, to subscribers. As a result, an increase in postal rates may cause our customers to decrease the size and number of their publications. Although we generally have not experienced significant decreases in mailings in the past due to postal rate increases, we cannot assure you that such a decrease will not occur in the future or will not potentially adversely affect the financial results of our business.

We require energy products, primarily natural gas and electricity, in our operating facilities.  We also depend on gasoline and diesel fuel for our delivery vehicles and the vehicles of the carriers we utilize to deliver our products.  Possible disruption of supplies or an increase in the prices of energy products could adversely affect the financial results of our business.

Key Employees—Our ability to attract, train and retain executives and other qualified employees is crucial to results of operations and future growth.

We rely to a significant extent on our executive officers and other key management personnel. There can be no assurance that we will be able to continue to retain our executive officers and key management personnel or attract additional qualified management in the future. In addition, the success of any acquisition by us may depend, in part, on our ability to retain management personnel of the acquired companies. There can be no assurance that we will be able to retain such management personnel.

In addition, to provide high-quality printed products in a timely fashion we must maintain an adequate staff of skilled technicians, including pre-press personnel, pressmen, bindery operators and fulfillment personnel. Accordingly, our ability to maintain and increase our productivity and profitability will depend, in part, on our ability to employ, train and retain the skilled technicians necessary to meet our commitments. From time-to-time:

•                  the industry experiences shortages of qualified technicians, and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently;

•                  our labor expenses may increase as a result of shortages of skilled technicians; or

•                  we may have to curtail our planned internal growth as a result of labor shortages.

If any of these events were to occur, it could adversely affect our business.

Business Interruption—Our printing facilities may suffer business interruptions which could increase our operating costs, decrease our sales or cause us to lose customers.

The reliability of our printing facilities is critical to the success of our business. Our facilities might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, war or similar events. Equipment malfunctions, computer viruses, physical or electronic break-ins and similar disruptions might cause interruptions and delays in our printing services and could significantly diminish our reputation and brand name and prevent us from providing services. Although we believe we have taken adequate steps to address these risks, damage to, or unreliability of, our printing facilities could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Research Funding—Decreases in the types and amount of research funding could decrease the demand for our journal printing services.

In our journal business, we provide printing services primarily to scientific, technical, medical and other scholarly journals. The supply of research papers published in these journals is related to the amount of research funding provided by the federal government and private companies. In the future, the federal government or private companies could decrease the type and amount of funding that they provide for scientific, technical, medical and other scholarly research. A significant decrease in research funding might decrease the number or length of journals that we print for our customers, which would decrease our cash flow.

Labor Relations—Some of our employees belong to labor unions and certain actions by such employees, such as strikes or work stoppages, could adversely affect our operations or cause us to incur costs.

We employ about 2,080 employees. We have about 140 employees at our Vermont facilities that are members of the local union of the Graphic Communications International Union. The union contract covering these employees expires in April 2007. If unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both. We cannot assure you that a strike or other disruption of operations or work stoppage would not have a material adverse effect on our ability to print products for our customers.

Environmental Matters—Our printing and other facilities are subject to environmental laws and regulations, which may subject us to liability or require us to incur costs.

We use various materials in our operations which contain substances considered hazardous or toxic under environmental laws. In addition, our operations are subject to federal, state and local environmental laws and regulations relating to, among other things, air emissions, waste generation, handling, management and disposal, waste water treatment and discharge and remediation of soil and groundwater contamination. Permits are required for the operation of certain of our businesses, and these permits are subject to renewal, modification and, in some circumstances, revocation. Our operations also generate wastes which are disposed of off-site. Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA,” commonly referred to as “Superfund”) and similar state laws and regulations, we may be liable for costs and damages relating to soil and groundwater contamination at these off-site disposal locations, or at our own facilities. In the past, such matters have not had a material impact on our business or operations. We are not currently aware of any environmental matters that are likely to have a material adverse effect on our business, financial condition, results of operations and cash flow. However, we cannot assure you that such matters will not have such an impact on us. Furthermore, future changes to environmental laws and regulations may give rise to additional costs or liabilities that could have a material adverse impact on us.

Health and Safety Requirements—We could be adversely affected by health and safety requirements.

We are subject to requirements of federal, state and local occupational health and safety laws and regulations. These requirements are complex, constantly changing and have tended to become more stringent over time. It is possible that these requirements may change or liabilities may arise in the future in a manner that could have a material adverse effect on our business, financial condition, results of operations and cash flow. We cannot assure you that we have been or will be at all times in complete compliance with all those requirements or that we will not incur material costs or liabilities in connection with those requirements in the future.

Intellectual Property—We may not protect our technology effectively, which would allow competitors to duplicate our products and services, or our products and services may infringe on claims of intellectual property rights of third parties.

Our success and ability to compete depend, in part, upon our technology. Among our significant assets are our proprietary information and intellectual property rights. We rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that our legal remedies would adequately compensate us for the damages caused by unauthorized use. In addition, licenses for a number of software products have been granted to us. Some of these licenses, individually and in the aggregate, are material to our business. Although we believe that the risk that we will lose any material license is remote, any loss could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We do not believe that any of our products, services or activities infringe upon the intellectual property rights of third parties in any material respect. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products, services or activities. Any infringement claim, with or without merit, could result in substantial costs and diversion of management and financial resources, and a successful claim could effectively block our ability to use or license products and services or cost us money.

Additional Capital—We may need additional capital in the future and it may not be available on acceptable terms.

We may require more capital in the future to:

•                  fund our operations;

•                  finance investments in equipment and infrastructure needed to maintain and expand our network;

•                  enhance and expand the range of services we offer; and

•                  respond to competitive pressures and potential strategic opportunities, such as investments, acquisitions and international expansion.

We cannot assure you that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness as our competitors may provide better maintained networks or offer an expanded range of services.

Consummation of Future Acquisitions—We may not be able to acquire other companies on satisfactory terms or at all.

Our business strategy includes pursuing acquisitions. Nonetheless, we cannot assure you that we will identify suitable acquisitions or that such acquisitions can be made at an acceptable price. If we acquire additional businesses, those businesses may require substantial capital. Although we will be able to borrow under our working capital facility under certain circumstances to fund acquisitions, we cannot assure you that such borrowings will be available in sufficient amounts or that other financing will be available in amounts and on terms that we deem acceptable. In addition, future acquisitions could result in us incurring debt and contingent liabilities. We cannot assure you that we will be successful in consummating future acquisitions on favorable terms or at all.

Integration of Acquired Businesses—The integration of acquired businesses, including The Dingley Press, may result in substantial costs, delays and other problems.

Our future performance will depend heavily on our ability to integrate the businesses that we may acquire, including the business of The Dingley Press, which was acquired in May 2004. To integrate newly acquired businesses, including The Dingley Press, we must integrate manufacturing facilities and extend our financial and management controls and operating, administrative and information systems in a timely manner and on satisfactory terms and conditions. This may be more difficult with respect to significant acquisitions such as the Dingley Acquisition. We may not be able to successfully integrate acquired businesses or realize projected cost savings and synergies in connection with those acquisitions on the timetable contemplated or at all.

Furthermore, the costs of businesses that we may acquire, including The Dingley Press, could significantly impact our short-term operating results. These costs could include:

•                  restructuring charges associated with the acquisitions; and

•                  other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs.

The integration of newly acquired businesses will require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of management’s attention from our ongoing business concerns.

Finally, although we conduct and intend to conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. Until we actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. Once we acquire a business, we are faced with risks, including:

•                  the possibility that we have acquired substantial undisclosed liabilities;

•                  the risks of entering markets in which we have limited or no prior experience;

•                  the potential loss of key employees or customers as a result of changes in management; and

•                  the possibility that we may be unable to recruit additional managers with the necessary skills to supplement the management of the acquired businesses.

We may not be successful in overcoming these risks.

Restatement of the Financial Statements of the Dingley Press—The material weaknesses of the internal accounting controls of The Dingley Press may take substantial time and cost to correct.

In connection with the Dingley Acquisition, our auditors reaudited The Dingley Press’ financial statements as of August 31, 2003 and 2002 and for each of the years ended August 31, 2003, 2002 and 2001 and identified certain matters that they considered to be “material weaknesses” involving internal accounting controls and the operation of such controls, resulting in restatements of those financial statements. The material weaknesses identified at The Dingley Press primarily related to the application of generally accepted accounting principles, including revenue recognition, asset valuation, derivative instruments and stock option accounting. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components of the subject company does not reduce to a relatively low risk the possibility of a material error in the financial statements.

The material weaknesses identified resulted from:

•                  The Dingley Press, Inc. management’s lack of background and understanding of generally accepted accounting principles related to the identified subjects;

•                  differences in interpretation of accounting requirements; and

•                  lack of detailed documentation to support certain balances and positions taken.

The material weaknesses identified require that The Dingley Press’ management’s knowledge of generally accepted accounting principles and The Dingley Press’ disclosure and reporting controls be improved to ensure that accounting and disclosure requirements are followed for external financial reporting purposes. Specifically, in order to address these weaknesses, we have (i) provided education to The Dingley Press’s management and staff on generally accepted accounting principles, external financial reporting requirements and disclosures and (ii) initiated the establishment of a financial reporting and disclosure process that ensures all significant business transactions and matters are reviewed, that generally accepted accounting principles are considered and that related financial statement disclosures are provided. For areas where it was determined that The Dingley Press did not have a sufficient level of supporting documentation, changes have been instituted to ensure that the necessary information is developed, reconciled and retained or accounting policies were changed so that certain previously capitalized items are now expensed. Until such time as all of the needed controls are in place and deemed to be operating effectively, we have instituted compensating controls which include extensive business performance reviews.

We cannot assure you how quickly we will be able to correct these material weaknesses or how much it will cost to correct these material weaknesses. The time and cost associated with correcting these material weaknesses may be substantial.

Principal Stockholders—Our principal stockholders could exercise their influence over us.

As a result of their stock ownership of TSG Holdings Corp., our parent, Bruckmann, Rosser, Sherrill & Co., L.L.C. (“BRS”), Jefferies Capital Partners (“JCP”) and their respective affiliates together beneficially own about 84.8% of TSG Holdings Corp.’s outstanding capital stock. By virtue of their stock ownership and the terms of the securities holders agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of BRS and JCP as equity owners of TSG Holdings Corp. may differ from the interests of our noteholders and the lenders under our working capital facility, and, as such, BRS and JCP may take actions which may not be in the interest of such noteholders and lenders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of our noteholders and the lenders under our working capital facility. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders and the lenders under our working capital facility.

ITEM 2.   PROPERTIES

We operate a network of 13 manufacturing, warehousing and office facilities located throughout the East Coast and Midwest that occupy, in total, about 1,071,000 square feet. We maintain more than 934,000 square feet of production space consisting of manufacturing and publication services. We own about 85% of the square footage we use.  The following table provides an overview of our manufacturing, warehousing and office facilities.

Location	Function(s)	Ownership Structure		Total Size (Sq. Feet)
Hunt Valley, MD	Corporate Headquarters	Leased		6,366
Barre, VT	Publication Services	Leased		12,884
Orford, NH	Publication Services	Leased		6,895
Hanover, PA	Manufacturing	Owned	(1)	105,618
Berlin, VT	Manufacturing	Owned	(1)	55,450
Chelsea, MI	Manufacturing	Owned	(1)	135,279

Hanover, NH	Manufacturing	Owned	(1)	148,830
Ashburn, VA	Manufacturing	Owned	(1)	70,159
Lisbon, ME	Manufacturing	Owned	(1)	268,000
Ann Arbor, MI	Manufacturing and Distribution	Owned	(1)	124,726
Williamstown, VT	Warehousing	Leased		27,120
Lebanon, NH	Warehousing	Leased		6,600
Lisbon, ME	Warehousing	Leased		103,000
		Total		1,070,927

(1)          Subject to liens in favor of the holders of our outstanding senior secured notes and the lenders under our working capital facility.

Some of our office and warehouse leases are on yearly renewals, with the lease of our corporate headquarters expiring in December 2011, subject to a renewal option.  We believe that our office, manufacturing and warehousing facilities are adequate for our immediate needs and that additional or substitute space is available at a reasonable cost if needed to accommodate future growth and expansion.  In addition to the properties listed above, we occasionally lease space for single offices for our sales representatives.

On July 27, 2004 we announced plans to consolidate the operations of our Sheridan Books subsidiary from three operating facilities into a single facility.  Sheridan Books moved the operations equipment from its Fredericksburg, Virginia facility to its Chelsea, Michigan facility in September 2004.  The Fredericksburg facility building was sold on December 30, 2004.  We plan to expand the Chelsea facility by 60,000 square feet during late 2005 or early 2006, contingent on a firm offer from a third party to purchase the Ann Arbor, Michigan facility at an acceptable price.  This additional space will be used to consolidate the customer service and warehouse operations, currently located in Ann Arbor to the Chelsea facility.

In January 2005, our Sheridan Press subsidiary demolished the 36,060 square foot building adjacent to its main plant in Hanover, Pennsylvania and began an expansion to add 52,200 square feet to its existing facility to provide additional manufacturing capacity.  The expansion is expected to be completed by August 2005.

In January 2005, our Dartmouth Printing Company subsidiary completed a 24,700 square foot expansion of its existing facility in Hanover, New Hampshire to provide additional manufacturing capacity.

ITEM 3.   LEGAL PROCEEDINGS

Regulatory Matters

We are subject to a broad range of federal, state and local laws and regulations relating to the pollution and protection of the environment, health and safety and labor. Based on currently available information, we do not anticipate any material adverse effect on our operations, financial condition or competitive position as a result of our efforts to comply with environmental, health and safety or labor requirements, and we do not anticipate needing to make any material capital expenditures to comply with such requirements.

Legal Proceedings

We currently are involved in various litigation proceedings as a defendant and are from time to time involved in routine litigation. In the opinion of our management, these matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are wholly-owned by TSG Holdings Corp, a privately owned corporation.  There is no public trading market for our equity securities or for those of TSG Holdings Corp.  As of March 25, 2005, there were 33 holders of TSG Holdings Corp. common stock.

In connection with the Dingley Acquisition, four officers of The Dingley Press purchased about 39,600 shares of TSG Holdings Corp. common stock and about 3,326 shares of TSG Holdings Corp. preferred stock for an aggregate purchase price of about $4.0 million pursuant to the TSG Holdings Corp. Stock-Based Incentive Compensation Plan. These sales were made without registration pursuant to the exemption provided by Rule 701 of the Securities Act of 1933, as amended. For further information about these transactions and ownership aspects of the TSG Holdings Corp. stock, see “Item 13. Certain Relationships and Related Transactions.”

Our working capital facility contains customary restrictions on our ability and the ability of certain of our subsidiaries to declare or pay any dividends or repurchase stock. The indenture governing our 10¼% Senior Secured Notes due 2011 also contains customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends or repurchase stock. For further information related to the payment of dividends, see the discussion contained in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  Information with respect to shares of common stock that may be issued under our equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.   SELECTED FINANCIAL DATA

	Successor Basis		Predecessor Basis(1)
	Year ended December 31,	August 21, 2003 to December 31,	January 1, 2003 to August 20,	Year Ended December 31,
(Dollars in thousands)	2004	2003	2003	2002	2001	2000
Statement of Income Data:
Net sales	$287,513	$81,193	$131,904	$208,837	$212,302	$208,134
Gross profit	60,526	18,745	31,839	48,997	42,742	45,535
Selling, administrative and other general expenses	37,232	12,727	23,646	31,658	31,243	31,322
Operating income	21,456	5,415	8,108	17,133	10,613	13,327
Net income	2,330	760	1,169	6,624	1,399	3,921

Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,975	$9,918		$48	$37	$1,234
Property, plant and equipment, net	115,253	57,277		45,664	50,330	49,423
Total assets	288,398	202,488		99,955	105,787	110,852
Total debt and capital leases	164,894	103,641		66,003	75,429	81,434
Mandatorily redeemable preferred stock	—	—		18,192	18,192	18,192
Total stockholders’ equity (deficit)	54,065	47,760		(7,923)	(14,547)	(15,946)

Other Financial Data:
Depreciation and amortization	$14,593	$4,168	$4,874	$8,442	$9,163	$8,433
Capital expenditures	21,827	2,915	5,213	4,870	7,791	10,799

(1)          Periods prior to August 20, 2003 represent the predecessor company prior to the consummation of the Buyout Transactions, and our historical consolidated financial data for such periods do not give effect to the Buyout Transactions.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See ‘‘Special Note Regarding Forward-Looking Statements’’ and Part I, Item 1, ‘‘Business—Risk Factors’’ for a discussion of some of the risks that could affect us in the future.

Introduction

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We provide a wide range of printing services and value-added support services, such as electronic copy-editing, composition, digital proofing, subscriber database maintenance, distribution services and electronic publishing support. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company.

Overview

On August 21, 2003, TSG Holdings Corp. purchased 100% of the outstanding capital stock of The Sheridan Group, Inc. from its existing stockholders (the “Buyout”) for total cash consideration of $142.0 million less net debt (as defined in the stock purchase agreement), resulting in cash of $79.9 million being paid to the selling stockholders. The accounting purchase price was $186.6 million, which was comprised of the $79.9 million of cash paid to the selling stockholders, $51.4 million of assumed liabilities and $55.3 million of refinanced debt. We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $105,000,000 aggregate principal amount of our 10¼% Senior Secured Notes due 2011 (the “2003 Notes”) and equity investments in TSG Holdings Corp.  We refer to the Buyout, the sale of the 2003 Notes, the closing of our working capital facility and the equity investments collectively as the “Buyout Transactions.”

On May 25, 2004, The Sheridan Group, Inc., through a newly formed subsidiary, purchased substantially all of the assets and business of The Dingley Press (the “Dingley Acquisition”) for a total purchase price of $66.9 million.  The accounting purchase price was $84.3 million, which was comprised of cash paid of $65.5 million, $14.9 million of assumed liabilities and $3.9 million of financing costs. We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $60,000,000 aggregate principal amount of our 10¼% Senior Secured Notes due 2011 (the “2004 Notes”), available cash and equity investments in TSG Holdings Corp. The 2003 Notes and the 2004 Notes are fully and unconditionally guaranteed on a joint and several basis by all of our subsidiaries.  We refer to the Dingley Acquisition, the sale of the 2004 Notes, the amendment of our working capital facility and the equity investments collectively as the “Dingley Transactions.”

This discussion and analysis of our results of operations includes periods prior to the consummation of the Buyout. Accordingly, the discussion and analysis of historical periods prior to August 21, 2003 does not reflect the significant impact that the Buyout Transactions have had and will have on us, including increased leverage and increased liquidity requirements. In addition, this discussion and analysis only covers the historical financial condition and results of operations of The Dingley Press since May 25, 2004, the date of the Dingley Acquisition. Consequently, this discussion and analysis does not reflect a full year’s impact of the Dingley Transactions.

Results discussed for the year ended December 31, 2003 represent the mathematical addition of the Successor basis results of operations and the Predecessor basis results of operations. We have combined these results for discussion purposes only and, accordingly, they may yield results that are not strictly comparable on a period-to-period basis primarily due to (i) the impact of required purchase accounting adjustments, (ii) the new basis of accounting established as a result of the Buyout and (iii) the significant increase in debt and related interest expense. We believe that this is the most meaningful way to present our results of operations. Such results are not indicative of what the results for the year ended December 31, 2003 would have been had the Buyout not occurred.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and the differences could be material. We consider the following accounting policies to be critical policies which involve various estimation processes:

•                  Allowance for doubtful accounts;

•                  Impairment of goodwill and other identifiable intangibles;

•                  Income taxes; and

•                  Self-insurance.

Allowance for Doubtful Accounts

Our policy with respect to trade and notes receivable is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. The process to estimate the collectibility of our trade accounts receivable balances consists of two steps. First, we evaluate specific accounts for which we have information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy). In these cases, using our judgment based on available facts and circumstances, we record a specific allowance for that customer against the receivable to reflect the amount we expect to ultimately collect. Second, we then establish an additional reserve for all customers based on a range of percentages applied to aging categories, based on management’s best estimate. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Long-Lived Assets and Goodwill

We conduct impairment reviews of long-lived assets and goodwill in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

We adopted SFAS No. 142 on January 1, 2002 and performed a fair market valuation analysis of goodwill as of the same date. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. We also performed the required impairment tests of goodwill to identify whether an impairment existed under this statement on December 31, 2004 and 2003. No impairments were noted as a result of these tests.  At December 31, 2004, we had $47.1 million in goodwill.  While significant judgment is required, we believe that our estimates of fair value are reasonable.  However, should our assumptions change in future years, our fair value models could result in lower fair values for goodwill, which could materially affect the value of goodwill and the results of operations.

We periodically review long-lived assets, consisting primarily of property, plant and equipment and identified intangibles subject to amortization, for impairment, pursuant to SFAS No. 144, by analyzing the future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  No impairments were noted as a result of these tests.  While significant judgment is required, we believe that our estimates of future undiscounted cash flows are reasonable.  However, should our assumptions change in future years, our fair value models could result in lower fair values of long-lived assets, which could materially affect the value of long-lived assets and the results of operations.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. In addition to estimating the actual current tax liability, we must assess future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reflected on our consolidated balance sheets, and operating loss carryforwards. Such differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not considered likely, establish a valuation allowance against those assets. The valuation allowance is based on estimates of future taxable income in jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable. We use our best judgment in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets.

To the extent that actual results differ from our estimates, new information results in changes to estimates or there is a material change in the actual tax rates or time periods within which the underlying temporary differences become taxable or deductible, we may need to establish an additional valuation allowance, reduce our existing valuation allowance or adjust the effective tax rate, all of which could materially impact our financial position and results of operations.

In addition, as part of the financial statement process, we assess the positions taken on our tax returns and establish tax reserves for tax contingencies that in our judgment are probable and estimable.  These estimates could change as the tax returns are reviewed by the tax authorities or as statutes of limitations close on the returns; however, we believe that we have adequately provided for all such tax contingencies.

Self-Insurance

We are self-insured for healthcare costs at certain of our operating subsidiary locations. We mitigate the risk related to our ultimate claims exposure under these self-insurance arrangements through the purchase of various levels of individual and aggregate claims stop-loss insurance coverage with third-party insurers. We periodically review health insurance claims outstanding and estimates of incurred but not reported claims with our third-party claims administrator and adjust our reserves for self-insurance risk accordingly. Provisions for medical claims are based on estimates, which are subject to differing financial outcomes based upon the nature and severity of those claims. As a result, additional reserves may be required in future periods.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our consolidated statements of income expressed as a percentage of net sales for the periods presented. The percentage relationships for the year ended December 31, 2003 were derived by combining our results of operations for the period January 1, 2003 through August 20, 2003 and for the period August 21, 2003 through December 31, 2003, which, respectively, are the periods before and after the date of the Buyout Transactions. Accordingly, the data for these two periods and the periods preceding and following the Buyout Transactions were prepared on differing bases of accounting and, as a result, the comparability of such percentage relationships with other periods is limited, primarily as a result of one-time transaction costs, amortization of intangibles, depreciation of fixed assets and interest expense related to outstanding debt balances.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.9	76.3	76.5
Gross profit	21.1	23.7	23.5
Selling and administrative expenses	13.0	17.1	15.4
Other general (income) expense	—	—	(0.2)
Amortization of intangibles	0.6	0.3	0.1
Total operating expenses	13.6	17.4	15.3
Operating income	7.5	6.3	8.2
Other (income) expense
Interest expense	5.8	4.3	2.9
Fair value adjustment to interest rate collar	—	(0.1)	0.1
Interest income	(0.1)	(0.1)	—
Other, net	—	(0.2)	0.1
Total other expense	5.7	3.9	3.1
Income before income taxes	1.8	2.4	5.1
Income tax provision	1.0	1.5	1.9
Net income	0.8%	0.9%	3.2%

Our business includes three reportable segments comprised of “Short-run Journals,” “Specialty Catalogs” and “Other Publications.” Short-run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run sizes of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run sizes between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments, which produce specialty magazines, medium-run journals and short-run books.

	Successor Basis		Predecessor Basis
(Dollars in thousands)	Year ended December 31, 2004	Four-months and eleven-days ended December 31, 2003	Seven-months and twenty- days ended August 20, 2003	Year ended December 31, 2002
Net sales
Short-run journals	$97,277	$33,453	$55,371	$86,053
Specialty catalogs	64,204	—	—	—
Other publications	131,172	49,606	79,785	127,430
Intersegment eliminations	(5,140)	(1,866)	(3,252)	(4,646)
Consolidated total	$287,513	$81,193	$131,904	$208,837

Operating income
Short-run journals	$13,344	$4,087	$6,573	$12,150
Specialty catalogs	3,483	—	—	—
Other publications	6,885	2,471	2,396	5,691
Corporate	(2,256)	(1,143)	(861)	(708)
Consolidated total	$21,456	$5,415	$8,108	$17,133

Assets
Short-run journals	$94,442	$89,851		$34,560
Specialty catalogs	77,406	—		—
Other publications	112,348	110,563		64,383
Corporate	4,202	2,074		1,012
Consolidated total	$288,398	$202,488		$99,955

Depreciation and amortization
Short-run journals	$4,604	$1,640	$1,490	$2,974
Specialty catalogs	3,424	—	—	—
Other publications	6,399	2,426	3,168	5,125
Corporate	166	102	216	343
Consolidated total	$14,593	$4,168	$4,874	$8,442

Capital expenditures
Short-run journals	$4,583	$913	$3,425	$1,608
Specialty catalogs	5,815	—	—	—
Other publications	11,122	1,991	1,773	3,231
Corporate	307	11	15	31
Consolidated total	$21,827	$2,915	$5,213	$4,870

Goodwill
Short-run journals	$24,069	$26,098		$11,193
Specialty catalogs	3,673	—		—
Other publications	19,361	18,543		3,082
Corporate	—	—		—
Consolidated total	$47,103	$44,641		$14,275

Intangible assets
Short-run journals	$27,463	$28,418		$—
Specialty catalogs	3,390	—		—
Other publications	17,428	18,023		—
Corporate	—	—		—
Consolidated total	$48,281	$46,441		$—

Comparison of Years Ended December 31, 2004 and December 31, 2003

Net sales were $287.5 million in 2004, a $74.4 million or 34.9% increase compared to net sales of $213.1 million for 2003.  The Dingley Acquisition, completed in May 2004, added the specialty catalog segment and accounted for $64.2 million of the sales growth.  Significant growth in short-run journals combined with slightly stronger net sales in other publications accounted for the rest of the increase.  Net sales in 2004 and 2003 included shipping and postage fees billed to customers totaling $27.4 million and $19.7 million, respectively.

Net sales for the short-run journal segment were $97.3 million in 2004, an $8.5 million or 9.5% increase compared to net sales of $88.8 million for 2003.  The increase in net sales for the short-run journals segment was attributable to new titles that were awarded to us during 2004, primarily from existing customers.  Net sales for the other publications segment for 2004 were $131.2 million, a $1.8 million or 1.4% increase compared to $129.4 million for 2003.  Continued growth in medium-run journals and magazine revenues, partially offset by a decrease in our book business, accounted for the growth in the other publications segment.  Softness in the book business resulted in our decision to close the Sheridan Books facility in Fredericksburg, VA and consolidate the manufacturing operations into our facility in Chelsea, MI.  We subsequently sold the Fredericksburg facility.

Gross profit for 2004 was $60.5 million, a $9.9 million or 19.7% increase compared to gross profit of $50.6 million for 2003.  Gross margin for 2004 decreased to 21.1% of net sales compared to 23.7% for 2003.  The gross margin decline for 2004 was attributable primarily to the Dingley Acquisition, as the specialty catalog segment has a lower gross margin than our other businesses.  The decline attributable to The Dingley Press was partially offset by productivity gains, driven by capital investments, realized at other segments during 2004.

Selling, administrative and other general expenses for 2004 were $37.2 million, a $0.8 million or 2.4% increase compared to $36.4 million for 2003.  The increase for 2004 was due mainly to the addition of selling, administrative and other general expense for The Dingley Press, higher employee costs, including healthcare, the management fee paid to our equity sponsors and increases in accounting, legal and other costs associated with the additional reporting and compliance requirements resulting from the public registration of the 2003 Notes and the 2004 Notes, partially offset by the absence of $3.5 million of transaction costs related to the Buyout Transactions (which were expensed as incurred in 2003).

Amortization expense for 2004 was $1.8 million, a $1.1 million increase compared to amortization expense of $0.7 million for 2003.  The increase in amortization expense in 2004 was due to the recognition of intangible assets associated with the Buyout in August 2003 and the Dingley Acquisition in May 2004.

Operating income for 2004 was $21.5 million, an $8.0 million or 58.7% increase compared to operating income of $13.5 million for 2003.  Operating margin for 2004 was 7.5%, reflecting a 1.2 margin point increase compared to an operating margin of 6.3% for 2003.  The margin improvement for 2004 compared to 2003 was largely a function of the impact of one-time transaction costs related to the Buyout Transactions in August 2003.

Interest expense in 2004 was $16.7 million, a $7.9 million or 88.7% increase compared to interest expense of $8.8 million for 2003.  This increase was primarily attributable to the increase in debt associated with the Buyout Transactions and the Dingley Transactions, coupled with the higher interest rate of the 2003 Notes and the 2004 Notes as well as $0.3 million of liquidated damages accrued as a result of not having an exchange registration statement for the 2003 Notes filed with the Securities and Exchange

Commission (“SEC”) and declared effective by the deadline required by the registration rights agreement relating to the 2003 Notes.

Other income (including interest income) for 2004 was $0.3 million, a $0.1 million or 28.3% decrease compared to other income (including interest income) of $0.4 million for 2003.

Income before income taxes for 2004 was $5.1 million, unchanged as compared to income before income taxes of $5.1 million for 2003.  Income before income taxes margin for 2004 of 1.8% decreased 0.6 margin points compared to a 2.4% margin for 2003.  The decrease in income before income taxes margin for 2004 was mainly the result of higher interest expense and increased depreciation and amortization expense attributable to the Buyout Transactions and the Dingley Transactions, as well as higher administrative costs associated with public reporting in connection with the 2003 Notes and the 2004 Notes, partially offset by higher net sales and the absence of the transaction costs related to the Buyout Transactions (which were incurred in 2003).

Our effective income tax rate in 2004 was 54.3% compared to 62.4% in 2003.  The decrease was caused by a reduction in the amount of tax reserves established in 2004 as compared to 2003, partially offset by an increase in our effective state rate brought about by the unitary tax filing requirements in Maine as a result of the Dingley Acquisition.  In October 2004, the American Jobs Creation Act was signed into law.  We are currently evaluating the law’s provisions relating to the phased-in deduction associated with pre-tax income from domestic production activity.  We believe that this legislation will have a favorable impact on our effective income tax rates in the future.

Net income for 2004 was $2.3 million, a $0.4 million or 20.8% increase from net income of $1.9 million for 2003.  The increase in net income for 2004 was principally due to the impact of higher net sales and the absence of the 2003 transaction costs related to the Buyout Transactions partially offset by higher interest expense and increased depreciation and amortization expense attributable to the Buyout Transactions and the Dingley Transactions as well as higher costs associated with public reporting in connection with the 2003 Notes and the 2004 Notes.

Comparison of Years Ended December 31, 2003 and December 31, 2002

Net sales were $213.1 million in 2003, a $4.3 million or 2.0% increase from net sales of $208.8 million for 2002. Both the short-run journal and other publications segments realized sales growth during 2003. Net sales in 2003 and 2002 included shipping and postage fees billed to customers totaling $19.7 million and $18.7 million, respectively.

Net sales for the short-run journal segment were $88.8 million for 2003, a $2.7 million or 3.2% increase from the $86.1 million net sales for 2002. Net sales for the other publications segment were $129.4 million for 2003, a $2.0 million or 1.5% increase compared to $127.4 million for 2002. Continued growth in medium-run journals coupled with strengthening magazine and book revenues accounted for the growth in the other publications segment.

Gross profit was $50.6 million in 2003, a $1.6 million or 3.2% increase from gross profit of $49.0 million for 2002. Gross margin (gross profit as a percentage of sales) increased to 23.7% of net sales in 2003 from 23.5% in 2002. One-time costs of $0.6 million attributable to the purchase accounting write-up of inventory are included in 2003 gross profit. The gross margin improvement was due primarily to productivity improvements resulting from investments in capital. Increases in healthcare costs were offset by reductions in discretionary expenses as well as materials.

Selling, administrative and other general expenses for 2003 were $36.4 million, a $4.7 million or 14.9% increase from selling, administrative and other general expenses of $31.7 million for 2002. One-time costs consisting of $3.5 million associated with the Buyout Transactions accounted for most of this increase. The impact of a $0.5 million one time gain on the sale of a used web press in 2002 was also a factor in the year-to-year increase. The balance of the increase was principally due to higher healthcare costs as well as a new management fee payable to the equity sponsors, and increases in accounting, legal and other costs associated with the additional reporting and compliance requirements related to the 2003 Notes.

Amortization expense was $0.7 million in 2003, a $0.5 million or 233.9% increase from amortization expense of $0.2 million for 2002. The increase in amortization was due to the recognition of definite-lived intangible assets associated with the Buyout Transactions in August 2003.

Operating income was $13.5 million in 2003, a $3.6 million or 21.1% decrease from operating income of $17.1 million for 2002. Operating margin in 2003 was 6.3%, reflecting a 1.9 margin point reduction compared to an operating margin of 8.2% in 2002. Operating income in 2003 was negatively impacted by $4.1 million in one-time transaction and purchase accounting costs related to the Buyout Transactions.

Interest expense was $8.8 million in 2003, a $2.4 million or 38.3% increase from 2002 interest expense of $6.4 million. This increase was primarily attributable to the increase in debt associated with the Buyout Transactions and the higher interest rate of the 2003 Notes, partially offset by an increase in the fair value adjustment to the interest rate collar prior to the closing of the Buyout Transactions.

Other income (including interest income) of $0.4 million in 2003 increased by $0.5 million from 2002 expense of $0.1 million. This increase was due principally to the increase in the market value of the deferred compensation funds.

Income before income taxes was $5.1 million for 2003, a $5.5 million or 51.8% decrease compared to income before income taxes for 2002 of $10.6 million. Income before income taxes margin of 2.4% for 2003 decreased 2.7 margin points compared to a 5.1% margin for fiscal 2002.

Our effective tax rate was 62.4% for 2003 compared to 37.8% for 2002. The increase was principally due to the establishment of tax reserves and valuation allowances related to current and future deductibility, respectively, of certain costs incurred in connection with the Buyout Transactions.

Net income was $1.9 million in 2003, a $4.7 million or 70.9% decrease from 2002 net income of $6.6 million. The decrease in net income was due primarily to one-time transaction and purchase accounting costs, higher interest expense and the impact of a one-time gain on the sale of a press in 2002.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $22.7 million for 2004 compared to $20.1 million for 2003.  This $2.6 million increase was primarily the result of a $0.4 million increase in net income in 2004 as compared to 2003 and a $5.6 million increase in non-cash items such as depreciation and amortization related to the Buyout Transactions and the Dingley Transactions.  This increase was primarily offset by unfavorable working capital changes, most notably accounts receivable and accrued expenses, partially offset by a favorable change in inventories.

Investing Activities

Net cash used in investing activities was $85.0 million for 2004 compared to $87.5 million for 2003.  This $2.5 million decrease was primarily the net result of a $14.4 million decrease in cash used to acquire businesses and $2.4 million in proceeds from the sale of fixed assets, primarily due to the closure of the Sheridan Books facility in Fredericksburg, VA, offset by an approximate $13.7 million increase in capital expenditures.

Financing Activities

Total debt outstanding at December 31, 2004 was $164.9 million compared to $103.6 million at December 31, 2003.  This $61.3 million increase in debt is due primarily to the issuance of the 2004 Notes associated with the Dingley Acquisition which totaled $61.2 million (including a $1.2 million premium).

Net cash provided by financing activities for 2004 totaled $57.3 million and consisted of $61.2 million of proceeds from the sale of the 2004 Notes less $3.9 million of costs paid in connection with such sale in conjunction with the Dingley Acquisition.  Net cash provided by financing activities for 2003 was $77.3 million and largely resulted from the Buyout Transactions.

We had cash of $5.0 million as of December 31, 2004 compared to $9.9 million as of December 31, 2003.  During 2004, we utilized cash provided by operating activities as well as cash from additional borrowings to help fund the Dingley Acquisition, make investments in new equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.  During 2003, we used cash provided by operating activities as well as cash from additional borrowings to help fund the Buyout and make investments in new equipment.

Indebtedness

As a result of the Buyout Transactions and the Dingley Transactions, as of December 31, 2004, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of December 31, 2004. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

Concurrent with the closing of the Dingley Transactions, we amended our working capital facility. This amendment, among other things, increased our borrowing availability from $18.0 million to $30.0 million. The terms of our working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re-borrow such advances until the May 2009 maturity date.

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Our working capital facility contains various restrictive covenants. Among other things, it prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and requires us to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters.  WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility.  Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility.  Prior to the consummation of the Dingley Transactions, the required interest coverage ratio was 2:00 to 1:00 and the minimum WCF EBITDA requirement was $21.0 million.  In connection with the Dingley Transactions, the minimum WCF EBITDA requirement was raised to $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter.  For the year ended December 31, 2004, our interest coverage ratio was 2:38 to 1:00 and our WCF EBITDA for purposes of our working capital facility was $41.5 million.  For purposes of these calculations, the financial results of The Dingley Press were combined with our results for the full year.  In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

WCF EBITDA calculated pursuant to the working capital facility is defined as net income (loss) before interest expense, income taxes, depreciation, amortization and other non-cash charges (including all fees and costs relating to the transactions contemplated by the working capital facility) as defined in the working capital facility.  WCF EBITDA calculated pursuant to the working capital facility is not an indicator of financial performance or liquidity under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies.  In addition, it should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flows from operating activities or other traditional indicators of operating performance.

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Net cash provided by operating activities	$22,692	$20,137	$13,711
Accounts receivable	1,697	(1,144)	(153)
Notes receivable	—	(104)	110
Inventories	(6,658)	(1,641)	(360)
Other current assets	897	373	15
Refundable income taxes	1,213	(155)	251
Other assets	816	515	172
Accounts payable	(1,363)	(638)	4,776
Accrued expenses	2,877	(2,001)	(537)
Accrued interest	(2,604)	(2,544)	(106)
Income taxes payable	—	—	708
Other liabilities	(543)	(4)	(1,262)
Provision for doubtful accounts	(196)	(315)	(781)
Provision for inventory realizability and LIFO value	(136)	(19)	(338)
Deferred income tax benefit (expense)	(252)	456	(695)
Gain (loss) on disposition of fixed assets, net	172	(51)	586
Income tax provision	2,765	3,197	4,018
Cash interest expense	14,989	6,944	5,359
Non cash adjustments:
Purchase accounting write-up of inventory	257	629	—
Adjustments to LIFO value	30	15	286
Decrease (increase) in market value of investments	(66)	(143)	79
Amortization of prepaid lease costs	83	83	—
Loss on disposition of fixed assets	1,010	54	52
Non-recurring transaction costs	—	3,484	—
Restructuring costs	399	—	—
Gain on sale of Fredericksburg, VA land and building	(919)	—	—
The Dingley Press EBITDA from January 1, 2004 through May 24, 2004 (a)	4,327	—	—
Working Capital Facility EBITDA	$41,487	$27,128	$25,891

(a)               For covenant calculation purposes, WCF EBITDA for The Dingley Press prior to the Dingley Acquisition was included with our results for the full year.

The indenture governing the 2003 Notes and the 2004 Notes also contains various restrictive covenants. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.

The Buyout Transactions and the Dingley Transactions significantly increased our leverage and liquidity requirements as a result of the issuance of the 2003 Notes and the 2004 Notes.  The Dingley Acquisition is expected to provide an important source of sales and earnings growth for us.

Our principal source of liquidity will be cash flow generated from operations and borrowings under our working capital facility.  Our principal uses of cash will be to meet debt service requirements,

finance our capital expenditures and provide working capital. We estimate that our capital expenditures for 2005 will total about $25.4 million.  Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations as of December 31, 2004:

	Payments Due by Period
(in thousands)	Total	2005	2006 to 2007	2008 to 2009	2010 and beyond

Long term debt, including interest(1)	$285,502	$16,913	$33,825	$33,825	$200,939
Operating leases	16,640	5,125	7,626	3,572	317
Purchase obligations(2)	23,624	13,135	5,975	4,410	104
Other long-term obligations(3)	1,657	247	493	451	466
Total	$327,423	$35,420	$47,919	$42,258	$201,826

(1) Includes the $105.0 million aggregate principal amount due on the 2003 Notes and the $60.0 million aggregate principal amount due on the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011.

(2) Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3) Represents payments due under non-compete arrangements with our former Chairman of the Board and the President of The Dingley Press.

Off-Balance Sheet Arrangements

At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2004, 2003 and 2002.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43,

Chapter 4.”  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are evaluating the impact of SFAS No. 151 on our financial results.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29.”  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We believe that the adoption of SFAS No. 153 will not have a material impact on our financial results.

In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.”  SFAS 123R requires that the cost of equity based service awards be measured based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  SFAS 123R requires the measurement of the cost of liability-based service awards based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  SFAS 123R is effective for share-based payments occurring in fiscal periods beginning after June 15, 2005.  We are evaluating the impact of SFAS 123R on our financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and our expenses in fiscal years 2004, 2003 and 2002 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates.  Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any borrowings under our working capital facility. All of our other debt carries fixed interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders
of the Sheridan Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in the stockholders’ equity (deficit) and mandatorily redeemable convertible preferred stock, and of cash flows present fairly, in all material respects, the financial position of The Sheridan Group, Inc. and Subsidiaries (the “Company”)(“Successor”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year-ended December 31, 2004 and four- month and eleven-day period ending December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on August 21, 2003, Sheridan Acquisition Corp., a newly formed entity, acquired the outstanding stock of the Company. The financial statements for the periods subsequent to August 21, 2003 have been prepared on a basis of accounting arising from this acquisition. The financial statements for the periods from January 1, 2003 to August 20, 2003 and for the year ended December 31, 2002 are presented on the Company’s previous basis of accounting.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 29, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders
of the Sheridan Group, Inc.

In our opinion, the accompanying consolidated statements of income, of changes in stockholders’ equity (deficit) and mandatorily redeemable convertible preferred stock and of cash flows present fairly, in all material respects, the results of operations and cash flows of The Sheridan Group, Inc. and Subsidiaries (the “Company”)(“Predecessor”) for the seven-month and twenty-day period ended August 20, 2003, and the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on August 21, 2003, Sheridan Acquisition Corp., a newly formed entity, acquired the outstanding stock of the Company. The financial statements for the periods subsequent to August 21, 2003 have been prepared on a basis of accounting arising from this acquisition. The financial statements for the periods from January 1, 2003 to August 20, 2003 and for the year ended December 31, 2002 are presented on the Company’s previous basis of accounting.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 24, 2004

The Sheridan Group, Inc. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2004 and 2003

	December 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$4,974,615	$9,917,752
Accounts receivable, net of allowance for doubtful accounts of $1,136,719 and $1,089,139, respectively	32,893,070	25,156,695
Inventories	18,562,870	5,993,361
Other current assets	4,325,228	2,203,294
Refundable income taxes	2,531,073	95,221
Deferred income taxes	1,907,748	1,558,145
Total current assets	65,194,604	44,924,468

Property, plant and equipment, net	115,253,354	57,277,009
Intangibles, net	48,281,162	46,440,867
Goodwill	47,102,734	44,641,054
Deferred financing costs, net	8,672,108	6,426,628
Other assets	3,893,675	2,777,817

Total assets	$288,397,637	$202,487,843

Liabilities

Current liabilities
Accounts payable	$17,487,828	$8,677,022
Accrued expenses	24,214,084	16,369,213
Total current liabilities	41,701,912	25,046,235

Notes payable	164,893,650	103,641,351
Deferred income taxes	24,788,544	24,025,665
Other liabilities	2,948,686	2,014,379
Total liabilities	234,332,792	154,727,630

Commitments and contingencies (Notes 14 and 19)

Stockholder’s Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at December 31, 2004 and 2003	—	—
Additional paid-in capital	50,975,000	47,000,000
Retained earnings	3,089,845	760,213
Total stockholder’s equity	54,064,845	47,760,213

Total liabilities and stockholder’s equity	$288,397,637	$202,487,843

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Income
Year Ended December 31, 2004, Periods Ended December 31 and August 20, 2003 and Year Ended December 31, 2002

	Successor Basis		Predecessor Basis
	Year Ended December 31, 2004	Four-months and eleven-days ended December 31, 2003	Seven-months and twenty-days ended August 20, 2003	Year Ended December 31, 2002

Net sales	$287,513,124	$81,192,856	$131,904,436	$208,836,960
Cost of sales	226,987,235	62,447,372	100,065,635	159,840,033
Gross profit	60,525,889	18,745,484	31,838,801	48,996,927
Selling and administrative expenses	37,404,454	12,703,533	23,619,398	32,243,709
Other general (income) expense	(172,405)	23,610	26,583	(585,769)
Amortization of intangibles	1,838,073	603,624	85,079	206,284
Total operating expenses	39,070,122	13,330,767	23,731,060	31,864,224
Operating income	21,455,767	5,414,717	8,107,741	17,132,703
Other (income) expense
Interest expense	16,678,096	4,423,048	4,698,393	6,087,185
Fair value adjustment to interest rate collar	—	—	(283,123)	302,520
Interest income	(183,296)	(47,153)	(66,603)	(211,103)
Other, net	(133,516)	(235,236)	(93,154)	312,097
Total other expense	16,361,284	4,140,659	4,255,513	6,490,699
Income before income taxes	5,094,483	1,274,058	3,852,228	10,642,004
Income tax provision	2,764,851	513,845	2,683,312	4,018,263
Net income	$2,329,632	$760,213	$1,168,916	$6,623,741

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Mandatorily Redeemable Convertible Preferred Stock

Year Ended December 31, 2004, Periods Ended December 31 and August 20, 2003 and Year Ended December 31, 2002

	Mandatorily Redeemable Preferred Stock		Class A Common Stock		Class E Common Stock		Successor Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance as of December 31, 2001	18,192	$18,191,665	60,916	$609	—	$—	—	$—	$2,437,847	$(16,985,294)	$(14,546,838)
Net income	—	—	—	—	—	—	—	—	—	6,623,741	6,623,741
Balance as of December 31, 2002	18,192	18,191,665	60,916	609	—	—	—	—	2,437,847	(10,361,553)	(7,923,097)

Predecessor Basis

Net income	—	—	—	—	—	—	—	—	—	1,168,916	1,168,916
Exercised stock options	—	—	12,389	124	—	—	—	—	1,000,132	—	1,000,256
Exercised warrants	—	—	—	—	26,300	263	—	—	—	—	263
Conversion of mandatorily redeemable	—	—	—	—	—	—	—	—	—	—	—
preferred stock to Class A common stock	(18,192)	(18,191,665)	230,800	2,308	—	—	—	—	18,189,357	—	18,191,665
Ending balance of predecessor company	—	—	304,105	3,041	26,300	263	—	—	21,627,336	(9,192,637)	12,438,003

Successor Basis

Issuance of successor common stock	—	—	—	—	—	—	1	—	47,000,000	—	47,000,000
Net Income	—	—	—	—	—	—	—	—	—	760,213	760,213
Balance as of December 31, 2003	—	—	—	—	—	—	1	—	47,000,000	760,213	47,760,213

Capital contribution from parent company	—	—	—	—	—	—	—	—	3,975,000	—	3,975,000
Net income	—	—	—	—	—	—	—	—	—	2,329,632	2,329,632
Balance as of December 31, 2004	—	$—	—	$—	—	$—	1	$—	$50,975,000	$3,089,845	$54,064,845

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2004, Periods Ended December 31 and August 20, 2003 and Year Ended December 31, 2002

	Successor Basis		Predecessor Basis
		Four-months and	Seven-months and
	Year ended	eleven-days ended	twenty-days ended	Year ended
	December 31,	December 31,	August 20,	December 31,
	2004	2003	2003	2002

Cash flows provided by operating activities:
Net income	$2,329,632	$760,213	$1,168,916	$6,623,741
Adjustments to reconcile net income to net cash from operating activities
Depreciation	12,755,046	3,563,957	4,591,401	7,877,258
Amortization of assets under capital lease	—	—	197,527	358,543
Amortization of intangible assets	1,838,073	603,624	85,079	206,284
Provision for doubtful accounts	195,961	81,823	232,757	780,460
Provision (credit) for inventory realizability and LIFO value	136,110	(9,555)	28,372	338,119
Fair value adjustment to interest rate collar	—	—	(283,123)	302,520
Amortization of deferred financing costs and debt discount, included in interest expense	1,689,413	496,175	1,681,665	727,610
Deferred income tax expense (benefit)	251,962	(739,434)	284,109	695,172
(Gain)/loss on disposition of fixed assets	(172,405)	23,610	26,583	(585,769)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(1,697,032)	(2,325,780)	3,470,338	153,186
Notes receivable	—	33,356	70,636	(109,931)
Inventories	6,657,930	1,981,057	(340,259)	360,090
Other current assets	(896,973)	(657,603)	284,837	(14,765)
Refundable income taxes	(1,212,347)	466,393	(311,135)	(250,479)
Other assets	(816,179)	117,688	(633,394)	(171,850)
Accounts payable	1,363,309	1,284,949	(646,728)	(4,776,186)
Income taxes payable	—	—	—	(707,650)
Accrued expenses	(2,877,309)	(241,779)	2,243,055	537,088
Accrued interest	2,604,371	3,629,504	(1,085,925)	105,921
Other liabilities	542,515	(280,457)	284,288	1,261,768

Net cash provided by operating activities	22,692,077	8,787,741	11,348,999	13,711,130

Cash flows used in investing activities
Purchases of property, plant and equipment	(21,827,456)	(2,914,838)	(5,213,268)	(4,870,123)
Proceeds from sale of fixed assets	2,404,366	27,044	26,155	746,872
Collection of notes receivable	—	430,630	—	—
Acquisition of business, net of cash acquired	(65,529,531)	(79,883,936)	—	—

Net cash used in investing activities	(84,952,621)	(82,341,100)	(5,187,113)	(4,123,251)

Cash flows provided by (used in) financing activities
Borrowing of revolving line of credit	9,274,000	—	15,693,315	27,560,856
Repayment of revolving line of credit	(9,274,000)	(2,121,771)	(16,473,000)	(31,297,000)
Repayment of long term debt	—	(56,744,439)	(5,185,798)	(5,573,859)
Repayment of obligation under capital leases	—	(1,469,565)	(164,376)	(266,345)
Payment of deferred financing costs in connection with issuance of long term debt	(3,882,593)	(6,873,594)	—	—
Proceeds from issuance of long term debt	61,200,000	103,600,350	—	—
Proceeds from issuance of stock	—	47,000,000	—	—

Net cash provided by (used in) financing activities	57,317,407	83,390,981	(6,129,859)	(9,576,348)

Net increase (decrease) in cash and cash equivalents	(4,943,137)	9,837,622	32,027	11,531

Cash and cash equivalents
Cash and cash equivalents, beginning of year	9,917,752	80,130	48,103	36,572

Cash and cash equivalents, end of year	$4,974,615	$9,917,752	$80,130	$48,103

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$14,092,645	$5,353	$4,282,030	$5,253,654
Income taxes, net of refunds	$3,699,852	$771,943	$2,238,506	$4,281,221

Non-cash investing and financing activities
Conversion of preferred stock into common stock	$—	$18,191,665	$—	$—
Asset additions in accounts payable	$2,465,449	$1,040,000	$176,000	$274,500
Capital contribution representing issuance of stock at Holdings to acquire business	$3,975,000	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Year Ended December 31, 2004, Periods Ended December 31 and August 20, 2003 and Year Ended December 31, 2002

1. Business Organization

The Sheridan Group, Inc. (“TSG” or the “Company”) is one of the leading specialty printers in the United States, offering a full range of printing and value-added support services for the journal, magazine, book, catalog and article reprint markets. The Company provides a wide range of printing services and value-added support services, such as electronic copy editing, composition, digital proofing, subscriber database maintenance, distribution services and electronic publishing support. TSG has eight wholly-owned subsidiaries: The Sheridan Press, Inc. (“TSP”), United Litho, Inc. (“ULI”), Dartmouth Printing Company (“DPC”), Capital City Press, Inc. (“CCP”), Sheridan Books, Inc. (“SBI”), Dartmouth Journal Services, Inc. (“DJS”), The Dingley Press, Inc. (“TDP”) and The Sheridan Group Holding Company (collectively with TSG, the “Company”).

The Company is a wholly-owned subsidiary of TSG Holdings Corp. (“Holdings”), which is owned 84.8% by its equity sponsors, Bruckmann, Rosser, Sherrill & Co. LLC (“BRS”) and Jefferies Capital Partners (“JCP”), and 15.2% by the management and directors of TSG.

2. Acquisitions

The Sheridan Group, Inc.

On August 1, 2003, Sheridan Acquisition Corp., a newly formed, wholly-owned subsidiary of Holdings entered into a stock purchase agreement with the Company to purchase all of the Company’s outstanding capital stock (the “Sheridan Acquisition”). On August 21, 2003, Sheridan Acquisition Corp., completed a private debt offering of 10.25% senior secured notes (the “2003 Notes”) totaling $105.0 million, priced to yield 10.50% that mature August 15, 2011. Proceeds from the 2003 Notes of $103.6 million (which was net of discount), together with $47.0 million of new equity investments, were used to fund the Sheridan Acquisition, cover fees and expenses of the 2003 Notes offering and the Sheridan Acquisition and repay 100% of the Company’s then outstanding revolving line of credit, Term A & B credit agreements, senior subordinated debt, industrial revenue bonds, and various notes payable and capital leases, which totaled approximately $55.3 million. The total purchase price for the Sheridan Acquisition was $186.6 million, which consisted of $55.3 million of refinanced indebtedness discussed above, cash paid of $79.9 million and liabilities assumed of $51.4 million. Included in the purchase price was a standard seller indemnity escrow fund totaling $5.0 million, which was disbursed to the sellers on August 21, 2004. Concurrent with the Sheridan Acquisition, Sheridan Acquisition Corp. merged with and into the Company.

The Sheridan Acquisition was treated as a purchase business combination requiring a new basis of accounting for the acquired assets and liabilities pursuant to the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations.” Accordingly, the financial statements of the Company as of and for periods subsequent to August 21, 2003 are referred to as the “Successor basis” statements and all financial statements prior to that date are referred to as the “Predecessor basis” statements. The aforementioned application of purchase accounting will result in higher depreciation and amortization in future periods. Accordingly, and because of the Sheridan Acquisition and new basis of accounting, the Company’s financial statements for the period subsequent to the Sheridan Acquisition are not comparable to the Predecessor’s financial statements for the periods prior to the Sheridan Acquisition.

The Dingley Press, Inc.

On March 5, 2004, the Company entered into an agreement to purchase substantially all of the assets and business of The Dingley Press of Lisbon, Maine (the “Dingley Acquisition”). On May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes (the “2004 Notes”) totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011. The 2004 Notes have identical terms to the 2003 Notes. Proceeds from the 2004 Notes of $61.2 million (which included a premium), together with approximately $4.0 million of stock issued by TSG Holdings Corp., which was contributed to the Company as additional paid-in capital, were used to fund the Dingley Acquisition and to cover fees and expenses of the 2004 Notes offering and the Dingley Acquisition. The total purchase price for the Dingley Acquisition was $84.3 million, which consisted of cash paid of $65.5 million, liabilities assumed of $14.9 million and financing costs of $3.9 million. Included in the purchase price was a standard seller indemnity escrow fund totaling $3.0 million which expires on November 25, 2005. The results of operations of The Dingley Press have been included in the Company’s results of operations since the date of the Dingley Acquisition.

The Dingley Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the Company accordingly allocated the purchase price of The Dingley Press based upon the fair value of net assets acquired and liabilities assumed. The total purchase price was allocated to the acquired assets and liabilities based on their respective fair values at May 25, 2004 as follows:

Current assets	$26,926
Property, plant & equipment	49,711
Intangible assets	3,978
Goodwill	3,673
Total assets acquired	84,288
Liabilities assumed	(14,850)
Net assets acquired	$69,438

The acquisition of The Dingley Press provides the Company with an opportunity for future growth while diversifying its product offering. Importantly, the catalog market, in which The Dingley Press competes, has characteristics that are similar to the other business segments of the Company. The purchase price of The Dingley Press was based on the projected business growth and cash flows of The Dingley Press over the next several years and indicated a value that was in excess of the current net book value of the business, resulting in the recognition of various intangible assets and goodwill. The goodwill is deductible for tax purposes and the intangible assets consist primarily of customer relationships.

The following unaudited pro forma summary for the year ended December 31, 2004 presents the consolidated results of operations as if the Dingley Acquisition had occurred as of January 1, 2004. The following unaudited pro forma summary for the year ended December 31, 2003 presents the consolidated results of operations as if both the Sheridan Acquisition and the Dingley Acquisition (the “Acquisitions”) had occured as of January 1, 2003. The summary includes adjustments for depreciation and amortization of noncurrent assets, income taxes, interest expense on the debt incurred to fund the Acquisitions, management fees and transaction costs which would have been incurred had the Acquisitions occurred as of the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Acquisitions and other transactions occurred as of that date or results which may occur in the future.

	(Unaudited) December 31,
(Dollars in thousands)	2004	2003

Revenue	$324,453	$306,939
Net income	$2,074	$1,773

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The Sheridan Group, Inc. and its wholly-owned subsidiaries, TSP, ULI, DPC, CCP, SBI, TDP, DJS and The Sheridan Group Holding Company. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” the Company records revenue when realized or realizable and earned when all of the following criteria are met:

• Persuasive evidence of an arrangement exists,

• Delivery has occurred or services have been rendered,

• The sellers price to the buyer is fixed and determinable, and

• Collectibility is reasonably assured.

As such, substantially all revenue is recognized when a product is shipped and title and risk of loss transfers to the customer. Shipping and handling fees billed to customers are included in net sales and any cost of shipping and handling is included in cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents include amounts invested in accounts which are readily convertible to known amounts or have original maturities of three months or less when purchased.

Business and Credit Concentrations

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the journal, magazine, book, specialty catalog and article reprint markets. There were no significant accounts receivables from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in its existing accounts receivable. The Company reviews the allowance for doubtful accounts on a regular basis. Past due balances over 120 days are reviewed for collectibility and form the basis of the Company’s reserve. When the Company determines that a particular customer poses a credit risk, a specific reserve is established. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

A rollforward of the allowance for doubtful accounts is as follows:

	Successor Basis		Predecessor Basis
	Year Ended December 31, 2004	Four-months and eleven-days ended December 31, 2003	Seven-months and twenty-days ended August 20, 2003	Year Ended December 31, 2002
Balance at beginning of period	$1,089,139	$1,155,565	$996,685	$652,685
Charged to expense	195,961	81,823	232,757	780,460
Deductions	(549,793)	(148,249)	(73,877)	(436,460)
Other (a)	401,412	—	—	—
Balance at end of period	$1,136,719	$1,089,139	$1,155,565	$996,685

(a) Includes the beginning balance resulting from the acquisition of The Dingley Press during 2004.

Inventories

Inventories are stated at the lower of cost or market with the cost of TSP’s paper inventory and all of SBI’s inventories determined by the last-in, first-out (“LIFO”) cost method. The cost of the remaining inventory (approximately 92% of inventories at December 31, 2004 and approximately 78% of inventories at December 31, 2003) is determined using the first-in, first-out (“FIFO”) method.

Property and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight- line method over the estimated useful lives of the assets, as follows: 1-11 years for machinery and equipment; and 10-40 years for buildings and land improvements. Leasehold improvements are amortized over their estimated useful lives or the term of the underlying lease, whichever is shorter. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings.

Expenditures for renewals and improvements which extend the original estimated lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes

Deferred income taxes are recognized for the tax consequences of applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when it is more likely than not that a deferred tax asset will not be realized.

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS 142 required that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step required the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeded the carrying value, no impairment loss was recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of this unit might have been impaired. The amount, if any, of the impairment would then be measured in the second step by comparing the implied fair value of goodwill, determined using estimated future discounted cash flows, to the carrying value of goodwill for each reporting unit.

Identified Intangible and Other Long-Lived Assets

Identified intangible assets, which primarily consist of customer relationships and trade names, were valued at fair value with the assistance of independent appraisers, effective with the Acquisitions. All long-lived assets are amortized over the estimated useful lives. The Company periodically reviews long-lived assets for impairment using undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and does not believe there is any impairment of intangible assets or other long-lived assets as of December 31, 2004 and 2003 pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Deferred Financing Costs

Deferred financing costs incurred in connection with the 2003 Notes and the 2004 Notes are being amortized over the term of the related debt using the effective interest method. Deferred financing costs incurred in connection with establishing the revolving credit agreement are being amortized over the term of the agreement using the straight-line method. Accumulated amortization as of December 31, 2004 and 2003 was $2,092,287 and $455,174, respectively.

Accounting for Stock Options

The Company uses the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock options issued to employees. Accordingly, no compensation expense has been recognized for stock options granted, as the exercise prices of the options were in excess of or equal to the fair value of the underlying common stock on the date of the option grants.

The following table reflects pro forma net income for the year ended December 31, 2004, the four-months and eleven-days ended December 31, 2003, the seven-months and twenty-days ended August 20, 2003, and the year ended December 31, 2002 had the Company elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Successor Basis		Predecessor Basis
	Year ended December 31, 2004	Four-months and eleven days ended December 31, 2003	Seven-months and twenty- days ended August 20, 2003	Year ended December 31, 2002

Net income as reported	$2,329,632	$760,213	$1,168,916	$6,623,741
Less: Stock-based compensation, net of tax	12,460	—	32,275	84,377
Pro forma net income	$2,317,172	$760,213	$1,136,641	$6,539,364

The estimated fair value of each option on the date of grant was calculated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted during the years ended December 31, 2004, 2003 and 2002.  No new option issuances under the 1998 plan occurred since January 31, 2002.

	Successor Basis		Predecessor Basis
	December 31, 2004	December 31, 2003	December 31, 2002

Risk-free interest rate	3.95%	3.95%	5.19%
Average expected years until exercise	6.5 years	7 years	8 years
Expected volatility	0%	0%	0%
Dividend yield	0%	0%	0%
Weighted average fair value per share	$2.26	$2.41	$28.37

Fair Value Information

The Company believes that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of the Company’s publicly traded debt, based on quoted market prices, was approximately $180.5 million as of December 31, 2004. The Company believes the carrying amount of the debt reported in the December 31, 2003 balance sheet approximated its fair value.

Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” This statement established accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts and for hedging activity. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to provisions of SFAS 133. The Company has elected, as permitted by SFAS 133, not to prove the hedge effectiveness of its interest rate collar due to the administrative burden of complying with SFAS 133. As a result, changes in the fair value of the interest rate collar are recorded through current income rather than through other comprehensive income. The cumulative loss as a result of the change in fair value as of December 31, 2002 was $813,020. On August 21, 2003, a portion of the proceeds from the 2003 Notes were used to pay the obligation of $529,897, relating to the interest rate collar, and the interest rate collar agreement was terminated.

Advertising Costs

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense, included in selling and administrative expenses in the consolidated statements of income, was approximately $491,000, $160,000, $363,000 and $478,000 for the year ended December 31, 2004, the four-months and eleven-days ended December 31, 2003, the seven-months and twenty-days ended August 20, 2003, and the year ended December 31, 2002, respectively.

New Accounting Standards

In January 2003, the Financial Accounting Standard Board (“FASB”) issued and subsequently revised Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (“VIE’s”). FIN 46 applied immediately to all VIE’s created after January 31, 2003 and was effective as of December 31, 2003 for any VIE’s deemed to be special purpose entities (“SPE’s”) created prior to February 1, 2003. FIN 46 was effective for interim periods after March 15, 2004, for all other VIE’s. The Company’s adoption of FIN 46 had no impact since the Company has no VIE’s.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of SFAS 151 on financial results.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29.” SFAS 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of SFAS 153 will not have a material impact on its financial results.

In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost of equity based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R requires the measurement of the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. SFAS 123R is effective for share-based payments occurring in interim periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its financial results.

In December 2004, the FASB issued Staff Position SFAS 109-1, Application of FASB Statement No. 109 (“FSP SFAS 109-1”), “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  The American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004, provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  The Company does not expect the phase in of this new deduction to result in a significant impact in the effective tax rate for fiscal years 2005 and 2006 based on current earnings levels.  However, due to the complexity of the Act, the Company has entered into contractual arrangements with an external resource to evaluate the overall impact of the Act on the Company’s earnings forecast.  Under the guidance in FSP SFAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.  Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

4. Inventories

Inventories consist of the following:

	December 31, 2004	December 31, 2003

Work-in-process	$7,591,952	$3,648,351
Raw materials (principally paper)	11,001,183	2,345,010
	18,593,135	5,993,361
Excess of current cost over LIFO inventory value	(30,265)	—
	$18,562,870	$5,993,361

In connection with the Sheridan Acquisition, the Company’s historical LIFO reserve of $771,449 at August 20, 2003, was eliminated, and the acquired inventory was stated at fair value. The Company also maintains a reserve for the realizability of inventory in the amounts of $127,144 and $72,608 for the years ended December 31, 2004 and 2003, respectively, which are included in the amounts in the table above relating to work-in- process and raw materials. A rollforward of the inventory reserve is as follows:

	Successor Basis		Predecessor Basis
	Year Ended December 31, 2004	Four-months and eleven days ended December 31, 2003	Seven-months and twenty days ended August 20, 2003	Year Ended December 31, 2002
Balance at beginning of period	$72,608	$83,285	$69,949	$17,098
Charged to expense	105,845	(9,555)	13,336	52,851
Deductions	(51,309)	(1,122)	—	—
Other	—	—	—	—
Balance at end of period	$127,144	$72,608	$83,285	$69,949

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2004	December 31, 2003

Land	$5,205,316	$4,923,921
Buildings and improvements	33,024,140	23,465,036
Machinery and equipment	92,312,572	32,428,582
	130,542,028	60,817,539

Accumulated depreciation	(15,288,674)	(3,540,530)
Property, plant and equipment, net	$115,253,354	$57,277,009

Depreciation and amortization expense for the year ended December 31, 2004, the four-months and eleven-days ended December 31, 2003, the seven-months and twenty-days ended August 20, 2003, and the year ended December 31, 2002, was $12,755,046, $3,563,957, $4,788,928 and $8,235,801, respectively.

6. Intangible Assets

In conjunction with the Acquisitions, the Company acquired intangible assets relating to customer relationships, trade names and technology. The customer relationships, trade names and technology are being amortized using the straight-line method over their estimated useful lives as described below. Amortization expense for the year ended December 31, 2004 and the period ended December 31, 2003, related to customer relationships, trade name and technology intangible assets was $1,659,705 and $559,133, respectively.

		December 31, 2004			December 31, 2003
	Useful Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Customer relationships	25 years	$27,800,000	$1,428,241	$26,371,759	$25,000,000	$360,731	$24,639,269
Trade names	40 years	22,400,000	754,430	21,645,570	22,000,000	198,402	21,801,598
Technology	5 years	300,000	36,167	263,833	—	—	—
		$50,500,000	$2,218,838	$48,281,162	$47,000,000	$559,133	$46,440,867

The Company estimates annual amortization expense related to these intangibles as follows:

Years Ended December 31,

2005	$1,732,000
2006	1,732,000
2007	1,732,000
2008	1,732,000
2009	1,695,833
Thereafter	39,657,329

Total	$48,281,162

7. Goodwill

Goodwill at December 31, 2004 represents the excess of the purchase price over the estimated fair value of the net assets acquired for The Sheridan Group and The Dingley Press acquisitions. Goodwill of $43,430,022 from the Sheridan Acquisition is a result of a stock purchase, and therefore is not deductible for tax purposes. Goodwill of $3,672,712 from the Dingley Acquisition is a result of an asset purchase and is deductible for tax purposes.

In connection with adopting SFAS 142 as of January 1, 2002, the Company completed step one of the test for impairment, which indicated that the fair values of the reporting units exceeded their carrying values; therefore, no impairment was recognized. The Company performed a similar test as of December 31, 2004, 2003 and 2002 and concluded that no goodwill impairment exists.

At December 31, 2003, the Company had goodwill of $26,098,237 for the short-run journal operating segment and $18,542,817 for the other publications operating segment. The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows:

	Short-Run Journals	Specialty Catalogs	Other Publications	Consolidated
Balance at January 1, 2003 (Predecessor)	$11,193,063	$—	$3,081,671	$14,274,734
Write-off of old predecessor goodwill concurrent with the Sheridan Acquisition	(11,193,063)	—	(3,081,671)	(14,274,734)
Creation of goodwill as a result of the Sheridan Acquisition	26,098,237	—	18,542,817	44,641,054
Balance at December 31, 2003 (Successor)	26,098,237	—	18,542,817	44,641,054
Adjustment of deferred tax liabilities related to assets acquired in the Sheridan Acquisition	(656,490)	—	817,804	161,314
Adjustment of tax valuation allowance established in the Sheridan Acquisition	(1,223,505)	—	—	(1,223,505)
Adjustment of tax contingency reserve related to the finalization of Predecessor income tax	(148,841)	—	—	(148,841)
Creation of goodwill as a result of the Dingley Acquisition	—	3,672,712	—	3,672,712
Balance at December 31, 2004	$24,069,401	$3,672,712	$19,360,621	$47,102,734

8.  Other Assets

Other assets consist of the following:

	December 31, 2004	December 31, 2003

Notes and other receivables, net	$1,802,240	$462,078
Due from former shareholders	—	661,393
Prepaid expenses and deposits	2,929,257	1,569,432
Non-compete agreements, net	800,285	500,606
Deferred compensation plan assets	2,599,898	1,697,749
Other	87,223	89,853
Total	8,218,903	4,981,111
Less: current portion	4,325,228	2,203,294
Long-term portion	$3,893,675	$2,777,817

Notes receivable are presented net of an allowance of $431,877 and $136,908 as of December 31, 2004 and 2003, respectively. Non-compete agreements are presented net of accumulated amortization of $903,724 and $725,356 as of December 31, 2004 and 2003, respectively. Amortization expense related to the non-compete agreements (which is included in amortization of intangibles in the consolidated statements of income and cash flows) for the year ended December 31, 2004, the four- months and eleven-days ended December 31, 2003, the seven-months and twenty-days ended August 20, 2003, and the year ended December 31, 2002, was $178,368, $44,491, $85,079 and $206,284, respectively.

9. Notes Payable and Revolving Credit Facility

In conjunction with the Sheridan Acquisition, on August 21, 2003, the Company completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011.  The carrying value of the 2003 Notes was $103.8 million and $103.6 million as of December 31, 2004 and 2003, respectively.

In conjunction with the Dingley Acquisition, on May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011.  The carrying value of the 2004 Notes was $61.1 million as of December 31, 2004.  The 2004 Notes have identical terms to the 2003 Notes.

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

In connection with the offerings of the 2003 Notes and the 2004 Notes (the “Offerings”), the Company entered into registration rights agreements pursuant to which the Company was required to register the 2003 Notes and the 2004 Notes with the SEC. The Company filed Registration Statements on Form S-4 with the SEC in connection with exchange offers of its outstanding 2003 Notes and 2004 Notes for like principal amounts of new senior secured notes. The Registration Statement covering the 2003 Notes was declared effective on October 13, 2004. The Registration Statement covering the 2004 Notes was declared effective on October 25, 2004. The new senior secured notes are identical in all material respects to the 2003 Notes and the 2004 Notes, except that the new senior secured notes do not bear legends restricting the transfer thereof.

The terms of the registration rights agreement relating to the 2003 Notes required the Company to have had an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004. Because of additional SEC requirements as a result of the Dingley Acquisition, the Company was not able to satisfy this requirement until October 13, 2004. Consequently, the Company paid liquidated damages with respect to the 2003 Notes totaling approximately $319,000, which is included in interest expense. The 2004 Notes did not accrue any liquidated damages since the registration of the 2004 Notes was declared effective prior to November 21, 2004.

In an event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Concurrent with the offering of the 2003 Notes, the Company entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrent with the offering of the 2004 Notes.  Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at the Company’s option and mature in May 2009. Interest is payable monthly in arrears. The Company has agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, the Company has agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of December 31, 2004, the Company had no borrowings outstanding under the Revolver, had unused amounts available of $28,200,000 and had $1,800,000 in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and its subsidiaries, subject to permitted liens. The Revolver contains various covenants including provisions that prohibit the Company from incurring and prepaying other indebtedness and places restrictions on the Company’s ability to pay dividends. It also requires the Company to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the revolving credit agreement). The Company has complied with all of the restrictive covenants as of December 31, 2004.

In an event of default, all principal and interest due under the Revolver shall be immediately due and payable.

10. Capital Lease Obligations

With a portion of the proceeds from the 2003 Notes, on August 21, 2003, all capital lease obligations were paid in full and the lease agreements were terminated.

11. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2004	December 31, 2003
Payroll and related expenses	$6,027,051	$4,986,405
Profit sharing accrual	1,834,393	1,749,021
Accrued interest	6,494,593	3,890,222
Customer prepayments	3,638,336	1,331,114
Deferred revenue	1,314,656	—
Self-insured health and worker’s compensation accrual	2,792,300	1,856,181
Other	2,112,755	2,556,270
Total	$24,214,084	$16,369,213

12. Other Liabilities

Other liabilities consist of the following:

	December 31, 2004	December 31, 2003
Non-compete agreements	$1,146,312	$891,428
Deferred compensation	1,760,636	1,122,951
Other	41,738	—
Total	$2,948,686	$2,014,379

13. Income Taxes

The components of the income tax provision (benefit) are as follows:

	Successor Basis		Predecessor Basis
	December 31, 2004	Four-months and eleven-days ended December 31, 2003	Seven-months and twenty-days ended August 20, 2003	December 31, 2002

Current
Federal	$1,895,663	$1,098,000	$1,977,357	$2,835,000
State	617,226	155,279	421,846	488,091
	2,512,889	1,253,279	2,399,203	3,323,091
Deferred
Federal	(122,414)	(684,226)	126,242	487,208
State	374,376	(55,208)	157,867	207,964
	251,962	(739,434)	284,109	695,172
	$2,764,851	$513,845	$2,683,312	$4,018,263

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31, 2004	December 31, 2003

Deferred tax assets
Incentive and vacation accrual	$848,513	$826,283
Bad debt reserve	441,234	437,788
Self insurance accrual	434,658	165,452
Intangible assets	549,825	338,660
Amortization of financing costs	298,395	143,160
Inventory-additional costs capitalized for tax	201,247	191,276
Tax credit carryforwards	—	76,611
Net operating loss carryforwards-Federal	522,451	1,937,743
Net operating loss carryforwards-States	469,772	423,465
Fixed asset basis related to state disallowance of bonus depreciation	268,793	60,288
Other	30,197	97,857
Valuation allowance	(669,180)	(1,870,660)
Total deferred tax assets	3,395,905	2,827,923
Deferred tax liabilities
Intangible assets	7,743,518	17,169,794
Inventory basis difference	283,589	276,921
Property and equipment	16,937,677	6,873,342
Land	1,145,727	975,386
Prepaid insurance	166,190	—
Total deferred tax liabilities	26,276,701	25,295,443
Net deferred tax liabilities	$22,880,796	$22,467,520

	December 31, 2004	December 31, 2003

Included in the balance sheet
Noncurrent deferred tax liabilities in excess of assets	$24,788,544	$24,025,665
Current deferred tax assets in excess of liabilities	1,907,748	1,558,145
Net deferred tax liability	$22,880,796	$22,467,520

During 2004, the Company refined its determination of deferred tax liabilities associated with fixed assets acquired in the Sheridan Acquisition, resulting in an increase to goodwill and deferred tax liabilities of approximately $161,000.

At December 31, 2004 and 2003, the Company had U.S. Federal net operating loss (“NOL”) carryforwards of approximately $1,537,000 and $5,191,000, respectively, attributable to one of its subsidiaries.

The Internal Revenue Code and various state taxing jurisdictions place certain limitations on the annual amount of NOL carryforwards which can be utilized if certain changes in the Company’s ownership occur. In connection with the Company’s 1998 acquisition of CCP, a change in ownership occurred, resulting in a limitation on the utilization of CCP’s preacquistion NOLs. As of December 31, 2003, the gross deferred tax asset for NOLs was reduced by a valuation allowance since management believed that it was more likely than not that certain of these NOL benefits would not be realized due to the limitations imposed on the utilization of the NOL carryforward. During 2004, the Company elected to adopt an alternative method of determining the limitation on the use of the NOLs pursuant to IRS Notice 2003-65, which resulted in a decrease to the limitation on the use of Federal and certain State NOLs. As a result, the Company applied for U.S. Federal and State of Vermont income tax refunds of approximately $1,224,000, generated from additional use of the net operating losses against taxable income in 2000, 2001, and 2002. Thus, management concluded during 2004 that it is more likely than not that the remaining U.S. Federal net operating losses in the table shown below and the related State net operating losses will be utilized.  Accordingly, the related valuation allowance of approximately $1,210,000 was fully reversed in 2004. This reversal of valuation allowance resulted in a reduction to goodwill since the valuation allowance had been established through purchase accounting upon the acquisition of CCP.

The remaining Federal NOLs as of December 31, 2004 are subject to limitations which allow for approximately $299,000 of NOLs to be available for use each year. The Company’s Federal NOLs will expire approximately as follows:

Amount of Regular Net Operating Loss	Year of Expiration
$70,000	2007
614,000	2008
674,000	2009
179,000	2011

As of December 31, 2004 and 2003, the Company had state NOLs with a value of approximately $470,000 and $423,000, respectively, in various jurisdictions, which begin to expire in 2008. Management has determined that a valuation allowance is needed for approximately $320,000 as of December 31, 2004 against net operating losses in State jurisdictions without sufficient prior earnings.

The Company utilized NOLs against Federal and State taxable income, which reduced tax expense for 2004 by approximately $26,000.

The Company has also determined that valuation allowances of approximately $350,000 and $339,000 as of December 31, 2004 and 2003, respectively, are needed for a deferred tax asset relating to transaction costs from the Sheridan Acquisition which are deductible for tax purposes upon sale of the Company. Given the indefinite timing of this reversal, a valuation allowance was established.

The Company has provided for contingencies related to income taxes in accordance with SFAS No. 5. At December 31, 2004 and December 31, 2003, the Company has reserves of approximately $637,000 and $505,000, respectively, related to transaction costs for the Sheridan Acquisition. In analyzing the need for the provision of tax contingency reserves, including interest, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions.

A rollforward of the Company’s valuation allowance is as follows:

	Successor Basis		Predecessor Basis
	Year Ended December 31, 2004	Four-months and eleven-days ended December 31, 2003	Seven-months and twenty-days ended August 20, 2003	Year Ended December 31, 2002
Balance at beginning of period	$1,870,660	$1,532,007	$1,532,007	$1,532,007
Charged to expense	319,551	338,653	—	—
Deductions	(1,223,505)	—	—	—
Other	(297,526)	—	—	—
Balance at end of period	$669,180	$1,870,660	$1,532,007	$1,532,007

The Company’s income tax provision differs from taxes computed using the U.S. Federal statutory tax rate as follows:

	Successor Basis		Predecessor Basis
	Years ended December 31, 2004 Amount	Four-months and eleven-days ended December 31, 2003 Amount	Seven-months and twenty-days ended August 20, 2003 Amount	Years ended December 31, 2002 Amount
Income before income taxes	$5,094,483	$1,274,058	$3,852,228	$10,642,004

U.S. Federal statutory tax rate	$1,732,125	$433,180	$1,309,758	$3,618,281
Increase (decrease) in tax expense resulting from
Tax reserves	21,957	—	504,916	—
Non-deductible stock warrant costs	—	—	153,425	47,175
Non-deductible meals and entertainment	82,218	31,522	48,064	22,450
Change in valuation allowance	319,551	—	338,660	—
State income taxes, net of U.S. Federal income tax benefit	(91,584)	47,276	173,331	322,141
Change in state tax apportionment and rates	554,080	—	—	—
Other, net	146,504	1,867	155,158	8,216
Income tax provision	$2,764,851	$513,845	$2,683,312	$4,018,263

During 2004, the Company reported an increase in its deferred State tax provision of approximately $554,000 to properly reflect higher anticipated State effective income taxes due primarily to the Dingley Acquisition which caused the Company to be subject to unitary State income tax in Maine.

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Company is currently evaluating the impact of this new law on its operations and effective tax rate. In particular, the Company is evaluating the law’s provisions relating to the phased-in deduction associated with pre-tax income from domestic production activities. This special deduction is 3% of qualifying income for years 2004 and 2005, 6% in years 2006 through 2009 and 9% thereafter.

14. Commitments

In February 1998, the Company entered into an employment agreement with its former Chairman of the Board. This agreement includes a 10 year non-compete arrangement, which expires in 2008. The liability for this agreement is to be paid out in increments increasing from $126,000 to $151,200 per year, over 15 years. Included in other liabilities as of December 31, 2004 is approximately $810,000 related to the net present value of the obligation under this agreement.

In May 2004, the Company entered into an employment agreement with the President of The Dingley Press. This agreement includes a 5 year non-compete arrangement, which expires in 2009. The liability for this agreement is to be paid out in increments of $108,000 per year over 5 years. Included in other liabilities as of December 31, 2004 is approximately $336,000 related to the net present value of the obligation under the agreement.

The Company leases warehouse, plant and office space, printing equipment, computer equipment and delivery equipment under non-cancelable operating leases. Rental expense relating to these leases was approximately $4,806,000, $1,649,000, $3,295,000 and $4,823,000, for the year ended December 31, 2004, the four-months and eleven-days ended December 31, 2003, the seven-months and twenty-days ended August 20, 2003, and the year ended December 31, 2002, respectively. As of

December 31, 2004 approximate minimum future rental payments under non-cancelable operating leases are as follows:

Years Ended December 31,
2005	$5,125,000
2006	4,036,000
2007	3,590,000
2008	2,369,000
2009	1,203,000
Thereafter	317,000
Total	$16,640,000

In exchange for certain pricing arrangements, the Company has entered into agreements to purchase consumable raw materials. The Company has also entered into agreements to acquire additional plant and equipment. As of December 31, 2004, approximate future payments related to these agreements are as follows:

Years Ended December 31,	Raw materials	Plant and equipment
2005	$3,134,000	$10,001,000
2006	2,988,000	—
2007	2,987,000	—
2008	2,694,000	—
2009	1,716,000	—
Thereafter	104,000	—
Total	$13,623,000	$10,001,000

15. Mandatorily Redeemable Convertible Preferred Stock

In conjunction with the Sheridan Acquisition on August 21, 2003, the Predecessor Company’s outstanding A and A-1 mandatorily redeemable convertible preferred shares were converted into Class A Common Stock at rates of 12.385 and 13.76 shares of common stock for each preferred share, respectively.

The Predecessor Company’s mandatorily redeemable convertible preferred stock (the “Preferred Stock”), which was convertible into common stock, was comprised of the following series, all of which were $1.00 par value:

			Predecessor Basis
			Issued and Outstanding at December 31, 2002
Series	Authorized	Voting Rights	Dollars	Shares

A	20,000	Voting	$14,206,665	14,207
A-1	20,000	Voting	3,985,000	3,985
B	20,000	Non-Voting	—	—
B-1	20,000	Non-Voting	—	—
C	20,000	Non-Voting	—	—
			$18,191,665

The Series A and A-1 shares were entitled to the number of votes equal to the number of shares of Class A Common Stock into which they could be converted. The Preferred Stock had no preferential dividend feature and each share of Preferred Stock had a liquidation preference of $1,000 plus interest on such amount at the rate of 8% per year compounded quarterly from the date of issuance until the liquidation date (approximately $26,268,000, in the aggregate, as of December 31, 2002). The Corporation was required, upon the occurrence of any disposition event to redeem at the closing thereof all of the Preferred Stock then outstanding at a price per share equal to the liquidation value. The Preferred Stock was convertible into common stock at any time at the option of the holder. The Series A and A-1 Preferred Stock was convertible into Class A Common Stock at the rates of 12.385 and 13.76 shares of common stock for each share of Preferred Stock, respectively, and the Series B, B-1 and C Preferred Stock was convertible into Class E Common Stock at the rates of 12.385, 13.76 and 16.673 shares of common stock for each share of Preferred Stock, respectively.

16. Stockholders’ Equity

Predecessor Basis

On August 21, 2003, in conjunction with the Sheridan Acquisition, all outstanding common stock including all Preferred Stock, which concurrently converted into common stock, was redeemed by the stockholders.

Common Stock

The Company’s common stock was comprised of the following classes, all of which are $0.01 par value:

			Predecessor Basis
			Issued and Outstanding at December 31, 2002
Series	Authorized	Voting Rights	Dollars	Shares

A	12,250,000	Voting	$609	60,916
B	495,000	Non-Voting	—	—
C	12,250,000	Voting	—	—
D	5,000	Non-Voting	—	—
E	12,250,000	Non-Voting	—	—
			$609

Stock Purchase Warrants

In connection with a financing transaction in February 1998, the Company issued warrants to certain lending institutions to purchase 1,578.5 stock units at a purchase price of $1.00 per share of Series C Preferred Stock or $0.01 per share of Class E Common Stock (in the case of the conversion of the Preferred Stock) included in such stock unit. Each stock unit was comprised of either one share of Series C Preferred Stock or the number of shares of Class E Common Stock into which one share of Series C Preferred Stock was convertible. The warrants were exercisable immediately and expired on February 2, 2008, unless extended per the Warrant Agreement. The Company recorded a discount to the related note of approximately $1,200,000 for the estimated fair market value at grant date of the stock warrants issued as calculated using a binomial model. These costs were being amortized over the term of the Senior Subordinated Debt. The outstanding warrants were entitled to share in receipt of any dividends declared and distributed to any class of shares as if the warrants had been exercised immediately prior to the declaration. On August 21, 2003, in conjunction with the Acquisition, all outstanding warrants to purchase common stock were exercised.

Stock Option Plan

The Company reserved for issuance 29,243 shares of its Class A Common Stock pursuant to its 1998 Stock Option Plan (the “1998 Plan”). Incentive Stock Options were granted at prices for issuance not less than the fair market value of the stock at the date of grant. Options generally vested ratably over a five year period, except for those options granted to officers, portions of which vested ratably over time and the remainder of which vested only upon the achievement of certain performance targets or after ten years from the date of grant. A portion of the unvested options would immediately vest upon the occurrence of certain future events, as specified in the 1998 Plan, including the sale of the Company or a qualified public offering. Options were not exercisable until the passage of ten years from date of issuance except upon the occurrence of a sale of the Company or a qualified public offering. The options expire 12 years from the date of grant. The 1998 Plan activity was as follows:

Predecessor Basis
Year ended December 31, 2002

Shares under option at beginning of year	27,843
Options granted (weighted average exercise price of $80.74)	900
Options canceled (weighted average exercise price of $80.74)	(1,020)
Options exercised	—
Shares under option at end of year	27,723

On August 21, 2003, in connection with the Sheridan Acquisition, all options were exercised and the 1998 Plan was terminated.

Successor Basis

Stock Option Plan

On October 16, 2003, Holdings adopted the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. Incentive Stock Options are granted at prices for issuance not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from date of grant. The 2003 Plan activity was as follows:

	Year ended December 31, 2004	Four-months and eleven-days ended December 31, 2003

Shares under option at beginning of year	48,700	—
Options granted (weighted average exercise price of $10.00)	7,700	48,700
Options canceled (weighted average exercise price of $10.00)	(900)	—
Options exercised	—	—
Shares under option at end of year	55,500	48,700

At December 31, 2004, the remaining weighted average life of the outstanding options was approximately 9 years. All options issued since plan inception were granted with an exercise price of $10.00, the fair market value of Holdings Common Stock on the date of grant. At December 31, 2004, 10,560 options were exercisable.

17. Employee Benefit Plans

The Company sponsors two 401(k) retirement plans. The Company determines annual discretionary contributions to the plans. Contributions of approximately $2,103,000, $756,000,

$1,087,000 and $1,548,000 were charged to operations for the year ended December 31, 2004, the four-months and eleven-days ended December 31, 2003, the seven-months and twenty-days ended August 20, 2003, and the year ended December 31, 2002, respectively.

The Company maintains a non-qualified deferred compensation plan for certain employees which allows participants to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis and which allows for make-whole contributions for participants whose pre-tax deferrals are limited under the Company’s 401(k) Plan and other discretionary contributions. Employee and Company contributions are maintained in an irrevocable trust. Legally, the assets remain those of the Company; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The employee has no right to assign or transfer contractual rights in the trust. The participants are fully vested in their compensation deferred; however, the make-whole contributions and any employer discretionary contributions are subject to vesting requirements. The Company accounts for the plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2004 and 2003, the Company recorded a deferred compensation liability of approximately $1,761,000 and $1,123,000, respectively, in other non-current liabilities in the accompanying consolidated balance sheets. The change in the deferred compensation obligation related to changes in the fair value of the vested diversified assets held in trust is recorded in accordance with SFAS 115 as trading income (loss) in compensation expense with an offsetting entry to other income (loss), respectively. The diversified assets held in trust were approximately $2,600,000 and $1,698,000 as of December 31, 2004 and 2003, respectively, and are recorded at their fair value, based on quoted market prices, in other non-current assets on the accompanying consolidated balance sheets.

18.  Related Party Transactions

Included in other assets as of December 31, 2003 is $661,393 due from former shareholders related to the favorable result of the estimated closing date tangible net worth calculation, pursuant to the stock purchase agreement. Included in accrued expenses as of December 31, 2003 is $471,623 due to former shareholders related to the anticipated tax refund from the final tax returns filed for the Predecessor company. Appropriate payments were made in 2004 in settlement of both of these items.

In connection with the Sheridan Acquisition, the Company entered into a 10 year management agreement with BRS and JCP. The management fee will be equal to the greater of $500,000 or 2% of earnings before interest, taxes depreciation and amortization (as defined in the management agreement), plus reasonable out-of-pocket expenses. The Company accrued and paid approximately $769,000 and $210,000 in such fees for the year ended December 31, 2004 and the four-month and eleven-day period ended December 31, 2003, respectively.

19.  Contingencies

The Company is party to legal actions as a result of various claims arising in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

20. Business Segments

The Company is a specialty printer in the United States offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. The Company’s business includes three business reporting segments comprised of ‘‘Short-run Journals’’, “Specialty Catalogs” and ‘‘Other Publications.’’ Short-run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run sizes of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run sizes between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments which produce specialty magazines, medium-run journals and short-run books. Certain operations within the Company’s Other Publications segment have been aggregated following the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to the similar characteristics of their financial performance and operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain shared costs, such as corporate profit sharing and bonuses and the amortization of a non-compete agreement with the Company’s former Chairman of the Board (Note 13), are not allocated to the segments. The Company’s customer base resides in the continental United States and its manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

The Company had one customer, Elsevier, which accounted for 11.2 % of consolidated net sales for the year ended December 31, 2004, 12.3% for the period ended December 31, 2003, 12.1% for the period ended August 20, 2003 and 10.5% for the year ended December 31, 2002, respectively. Net sales for Elsevier are reported in both the “Short-run Journals” and “Other Publications” segments.

The following table provides segment information for continuing operations (in thousands):

	Successor Basis		Predecessor Basis
	Year ended December 31, 2004	Four-months and eleven-days ended December 31, 2003	Seven-months and twenty- days ended August 20, 2003	Year ended December 31, 2002
Net sales
Short-run journals	$97,277	$33,453	$55,371	$86,053
Specialty catalogs	64,204	—	—	—
Other publications	131,172	49,606	79,785	127,430
Intersegment eliminations	(5,140)	(1,866)	(3,252)	(4,646)
Consolidated total	$287,513	$81,193	$131,904	$208,837

Operating income
Short-run journals	$13,344	$4,087	$6,573	$12,150
Specialty catalogs	3,483	—	—	—
Other publications	6,885	2,471	2,396	5,691
Corporate	(2,256)	(1,143)	(861)	(708)
Consolidated total	$21,456	$5,415	$8,108	$17,133

Assets
Short-run journals	$94,442	$89,851		$34,560
Specialty catalogs	77,406	—		—
Other publications	112,348	110,563		64,383
Corporate	4,202	2,074		1,012
Consolidated total	$288,398	$202,488		$99,955

Depreciation and amortization
Short-run journals	$4,604	$1,640	$1,490	$2,974
Specialty catalogs	3,424	—	—	—
Other publications	6,399	2,426	3,168	5,125
Corporate	166	102	216	343
Consolidated total	$14,593	$4,168	$4,874	$8,442

Capital expenditures
Short-run journals	$4,583	$913	$3,425	$1,608
Specialty catalogs	5,815	—	—	—
Other publications	11,122	1,991	1,773	3,231
Corporate	307	11	15	31
Consolidated total	$21,827	$2,915	$5,213	$4,870

Goodwill
Short-run journals	$24,069	$26,098		$11,193
Specialty catalogs	3,673	—		—
Other publications	19,361	18,543		3,082
Corporate	—	—		—
Consolidated total	$47,103	$44,641		$14,275

Intangible assets
Short-run journals	$27,463	$28,418		$—
Specialty catalogs	3,390	—		—
Other publications	17,428	18,023		—
Corporate	—	—		—
Consolidated total	$48,281	$46,441		$—

21. Restructuring and Other Exit Costs

In September 2004, the Company closed the Sheridan Books, Inc. facility in Fredericksburg, VA, which was part of the Other Publications segment, and moved most of the manufacturing operations equipment from this facility to its facility in Chelsea, Michigan. As a result of this action, the Company incurred approximately $399,000 of costs related to employee termination, the relocation of the operations equipment and other closure related expenses. These costs are included in cost of sales in the December 31, 2004 consolidated statement of income. No amounts were accrued related to this restructuring at December 31, 2004.

The Fredericksburg facility and excess equipment were sold during 2004. The sale of the land and building, which had a carrying value of approximately $952,000, resulted in a gain of approximately $919,000 while the sale and disposal of the excess equipment, which had a carrying value of approximately $484,000, resulted in a loss of approximately $435,000. These items are reflected in other general (income) expense in the December 31, 2004 consolidated statement of income.

22. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2004 and 2003 is as follows (in thousands):

	First	Second	Third	Fourth
2004 (Successor)	Quarter	Quarter	Quarter	Quarter
Net sales	$54,396	$63,939	$82,516	$86,662
Gross profit	13,371	14,871	16,586	15,698
Operating income	4,168	5,414	6,314	5,560
Net income (loss)	$674	$998	$771	$(113)

	First	Second	Third	Fourth
2003 (Successor)	Quarter	Quarter	Quarter	Quarter
Net sales	$—	$—	$24,798	$56,395
Gross profit	—	—	5,684	13,061
Operating income	—	—	1,751	3,664
Net income	$—	$—	$345	$415

	First	Second	Third	Fourth
2003 (Predecessor)	Quarter	Quarter	Quarter	Quarter
Net sales	$52,182	$52,407	$27,315	$—
Gross profit	12,277	13,120	6,442	—
Operating income (loss)	4,374	5,033	(1,299)	—
Net income (loss)	$1,889	$2,385	$(3,105)	$—

As mentioned in Note 2, on August 21, 2003, there was a change in ownership requiring a new basis of accounting for the acquired assets and liabilities.  Therefore, the Predecessor financial information for the third quarter of 2003 covers the period of July 1, 2003 through August 20, 2003 and the Successor financial information for the third quarter of 2003 covers the period of August 21, 2003 through September 30, 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the Dingley Acquisition, our auditors identified certain matters that they considered to be “material weaknesses” involving internal accounting controls and the operation of such controls. The material weaknesses identified at The Dingley Press primarily related to the application of generally accepted accounting principles. In order to address these weaknesses we have undertaken programs to improve disclosure and reporting controls including the initiation of a more robust financial reporting and disclosure process that ensures all significant business transactions and matters are reviewed, that generally accepted accounting principles are considered and that related financial statement disclosures are provided. Until such time as all of the needed controls are in place and deemed to be operating effectively, we have instituted compensating controls such as extensive business performance reviews to address the control weaknesses and to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are a wholly-owned subsidiary of TSG Holding Corp., whose stockholders include affiliates of Bruckmann, Rosser, Sherrill & Co., LLC and Jefferies Capital Partners, and members of our senior management.

Our Equity Sponsors

Bruckmann, Rosser, Sherrill & Co., LLC, or BRS, is a New York-based private equity investment firm with about $1.2 billion under management. BRS was founded in 1995 and has since invested in over 30 companies in the following industries: restaurants, consumer goods, specialty retail, recreation/leisure, apparel, home furnishings, industrial and commercial services (including equipment rental), commercial equipment manufacturing, wholesale distribution and healthcare services. BRS and its affiliates are collectively referred to as ‘‘BRS.’’

Jefferies Capital Partners, or JCP, is a New York-based private equity investment firm with over $600 million in equity commitments under management. Since 1994, JCP’s professionals have invested in over 40 companies in a variety of industries. JCP focuses on partnering with entrepreneurs and management teams in industries in which JCP has expertise. JCP invests in management buyouts, recapitalizations, industry consolidations and growth equity. JCP and its affiliates are collectively referred to as “JCP.”

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
John A. Saxton	55	President and Chief Executive Officer and Director
Robert M. Jakobe	51	Vice President and Chief Financial Officer and Secretary
Patricia A. Stricker	40	Vice President, Operations and Human Resources
Douglas R. Ehmann	47	Vice President and Chief Technology Officer
Joan B. Weisman	43	President and Chief Operating Officer—The Sheridan Press, Inc. (“TSP”)
Gary J. Kittredge	53	President and Chief Operating Officer—Capital City Press, Inc. (“CCP”)
Robert M. Moore	39	President and Chief Operating Officer—Sheridan Books, Inc. (“SBI”)
David C. Hewitt	62	President and Chief Operating Officer—Dartmouth Printing Company (“DPC”)
J. Kenneth Garner	51	President and Chief Operating Officer—United Litho, Inc. (“ULI”)
G. Paul Bozuwa	44	President—Dartmouth Journal Services, Inc. (“DJS”)
Christopher A. Pierce	56	President and Chief Operating Officer—The Dingley
		Press, Inc. (“TDP”)
Thomas J. Baldwin	45	Director
Nicholas Daraviras	31	Director
Craig H. Deery	57	Director
Gary T. DiCamillo	54	Director
J. Rice Edmonds	33	Director
J. M. Dryden Hall, Jr.	71	Director
James L. Luikart	59	Director
Nicholas R. Sheppard	29	Director
George A. Whaling	67	Director

John A. Saxton, President, Chief Executive Officer and Director. Mr. Saxton joined us in 1995 as our President and Chief Executive Officer and has served on our board of directors since 1991. Prior to joining us, Mr. Saxton held various positions at The Procter & Gamble Company, most recently serving as President of the Noxell Corporation following its acquisition by The Procter & Gamble Company in 1990. Mr. Saxton is a member of the National Association for Printing Leadership’s Walter E. Soderstrom Society, which honors individuals in the printing industry who have significantly contributed to the development and the progress of the graphic arts. Mr. Saxton holds a B.S. from Bucknell University. Mr. Saxton is also a director of TAC Worldwide Companies.

Robert M. Jakobe, Vice President and Chief Financial Officer and Secretary. Mr. Jakobe joined us in 1994 as our Vice President and Chief Financial Officer. Prior to joining us, he worked at various positions within The Procter & Gamble Company, most recently serving as Division Comptroller and Vice President of Finance for the Noxell Corporation. Mr. Jakobe holds a B.A. from the University of Notre Dame.

Patricia A. Stricker, Vice President, Operations and Human Resources. Ms. Stricker joined us in 1998 and has served as our Vice President, Operations and Human Resources since January 2003.

From 2000 to 2003, she served as President of SBI. Ms. Stricker served as our Vice President, Corporate Development from 1999 to 2000, and as our Projects Manager from 1998 to 1999. Prior to joining us, Ms. Stricker held various positions at General Physics Corporation, most recently serving as Vice President, Finance and Administration. She holds a B.A. from the College of Notre Dame of Maryland.

Douglas R. Ehmann, Vice President and Chief Technology Officer. Mr. Ehmann joined us in 1998 as our Vice President and Chief Technology Officer. Prior to joining us, he worked at Northrop Grumman Corporation as a Division Chief Information Officer for Information Systems from 1995 to 1998. Mr. Ehmann is a member of the Print Industries Market Information and Research (PRIMIR) organization and serves on the International Digital Enterprise Alliance E-commerce Committee. He holds a B.S., an M.E. and an M.B.A. from Cornell University.

Joan B. Weisman, President and Chief Operating Officer—TSP. Ms. Weisman joined us in 1995 and has served as President and Chief Operating Officer of TSP since 1996. From 1995 to 1996, she served as Finance Manager of TSP. Prior to joining us, Ms. Weisman worked in various positions in the marketing and finance departments of The Procter & Gamble Company, most recently serving as a Finance Manager. Ms. Weisman is active in the industry as Vice Chair of the National Association for Printing Leadership and as past Secretary and past Treasurer of the Print and Graphic Scholarship Foundation of the Graphic Arts. She is a member of the National Association for Printing Leadership’s Walter E. Soderstrom Society. Ms. Weisman holds a B.S. from the College of Notre Dame of Maryland and an M.B.A. from Loyola College in Maryland.

Gary J. Kittredge, President and Chief Operating Officer—CCP. Mr. Kittredge joined us in 2000 and has served as President and Chief Operating Officer of CCP since 2002. From 2000 to 2002, he served as Executive Vice President of CCP. Prior to joining us, Mr. Kittredge was the General Manager and Vice President of Manufacturing for IPD Printing. Prior to that, he served as a Business Unit Manager and Manager of Technical Development of Litho-Krome Co., a subsidiary of Hallmark Cards, Incorporated. Mr. Kittredge is a member of the Board of Directors of the Printing Industry of New England.  He holds a B.S. and an M.S. from Rochester Institute of Technology.

Robert M. Moore, President and Chief Operating Officer—SBI. Mr. Moore joined us in 2000 and has served as President and Chief Operating Officer of SBI since January 2003. From November 2001 to January 2003, he served as Vice President of Finance of SBI, and, from 2000 to November 2001, Mr. Moore served as Director of Finance of SBI. Prior to joining us, Mr. Moore held several positions at The Procter & Gamble Company, most recently serving as Assistant Brand Manager, New Business Development from 1999 to 2000. He served as Finance Manager, Commercial Products Group from 1998 to 1999 and as Manager, Profit Forecasting for the Food and Beverage Sector from 1997 to 1998. Mr. Moore holds a B.A. from the University of Cincinnati.

David C. Hewitt, President and Chief Operating Officer—DPC. Mr. Hewitt joined us in 1978 and has served as President and Chief Operating Officer of DPC since 1998. From 1970 to 1998, he served as Executive Vice President and co-owner of DPC. Mr. Hewitt has been active in industry affairs. He previously served on the Executive Committee and the Board of Directors of the Printing Industries of America. He is also past Chair of the Printing Industries of America’s Association Relations Committee. Mr. Hewitt holds a B.A. from Dartmouth College and an M.B.A. from Harvard Business School.

J. Kenneth Garner, President and Chief Operating Officer—ULI. Mr. Garner joined us in 1975 and has served as President and Chief Operating Officer of ULI since 1994. From 1985 to 1992, he served as Executive Vice President and Chief Operating Officer of ULI. Mr. Garner is very active in industry affairs and is a past Chairman of the National Association for Printing Leadership (“NAPL”), a member of the Walter E. Soderstrom Society and the recipient of the 2002 Soderstrom Award.  He is a former chairman of the Graphic Arts Education & Research Foundation, Environmental Conservation Board, and the Printing Industries of America’s (“PIA’s”) Executive Development Committee.  He is a former director of the Graphic Arts Show Company and the Printing Industries of Virginia.  He is a current director for the Virginia Printing Foundation and is a member of executive committee of The Print Council. Mr. Garner holds a B.A. from Randolph-Macon College.

G. Paul Bozuwa, President—DJS. Mr. Bozuwa joined us in 1991 and has served as President of DJS since 2002, when he led the creation of DJS. From 1995 to 2002, Mr. Bozuwa served as President and Chief Operating Officer of CCP. From 1991 to 1995, he served as Chief Financial Officer of CCP. Mr. Bozuwa is active in industry affairs serving as Chairman of the Finance Committee, Chair of the task force on Science, Journals, Poverty and Human Development, and past Treasurer of the Council of Science Editors. Prior to joining us, he was an Associate of Kearsarge Ventures, a venture fund, from 1989 to 1991. Mr. Bozuwa holds a B.A. from Dartmouth College and an M.B.A. from the University of New Hampshire.

Christopher A. Pierce—President and Chief Operating Officer—TDP.  Mr. Pierce joined us in May 2004, upon the consummation of the Dingley Acquisition, as President and Chief Operating Officer of TDP. From 1980 to the time of the Dingley Acquisition, Mr. Pierce served as President of The Dingley Press. Mr. Pierce holds a B.A. from Bowdoin College.

Thomas J. Baldwin, Director. Mr. Baldwin is a Managing Director of BRS. He joined BRS in 2000. From 1995 to 2000, Mr. Baldwin was a Principal at PB Ventures, Inc. From 1988 to 1995, he served as Vice President and then Managing Director of The INVUS Group, Ltd., a private equity investment firm. Prior to that he was a consultant with the Boston Consulting Group, a strategy consulting firm. Mr. Baldwin holds a B.B.A. from Siena College and an M.B.A. from Harvard Business School. Mr. Baldwin is also a director of Eurofresh, Inc., Lazy Days, Inc. and Totes Isotoner Corporation.

Nicholas Daraviras, Director. Mr. Daraviras is a Managing Director of JCP. Mr. Daraviras joined JCP in 1996. Mr. Daraviras holds a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Daraviras also serves as a director of various private companies in which JCP has an interest.

Craig H. Deery, Director. Mr. Deery was a Managing Director of JCP from 2002 to 2003. He previously served as a member of our board of directors from 1995 to 2001. From 1987 to 2002, Mr. Deery was a Managing Director at BancBoston Capital, where he served on the management committee of BancBoston Capital. While at BancBoston Capital, Mr. Deery supervised a direct investment portfolio of $500 million, including mezzanine securities and equity as a minority, co-invest, and control investor. Prior to 1987, Mr. Deery spent fifteen years at BancBoston, serving as a team leader in domestic lending and as Senior Credit Officer and Chairman of the Credit Committee of BancBoston Australia, Ltd. Mr. Deery holds a B.A. from Bucknell University and an M.B.A. from New York University.

Gary T. DiCamillo, Director. Mr. DiCamillo has been a member of our board of directors since 1989. Mr. DiCamillo serves as President, Chief Executive Officer and Director of TAC Worldwide Companies in Dedham, Massachusetts since 2002. From 1995 to 2002, Mr. DiCamillo was Chairman and Chief Executive Officer of Polaroid Corporation (which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001), and from 1993 to 1995 he was President of Worldwide Power Tools for Black & Decker Corporation. Mr. DiCamillo holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. DiCamillo is also a director of Pella Corporation, 3Com Corporation and Whirlpool Corporation.

J. Rice Edmonds, Director. Mr. Edmonds is a Principal at BRS. He joined BRS in 1996. From

1993 to 1996, he worked in the high yield finance group of Bankers Trust. Mr. Edmonds holds a B.S. from the University of Virginia McIntire School of Commerce and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Edmonds is also a director of McCormick & Schmick Restaurant Corporation, Penhall International, Inc., Real Mex Restaurants, Inc., Town Sports International, Inc. and several private companies in which BRS has an interest.

J. M. Dryden Hall, Jr., Director. Mr. Hall has been a member of our board of directors since 1967. Mr. Hall formed and has been the principal in the law firm of J.M.D. Hall, Jr., P.A. and its predecessors in Baltimore, Maryland since 1962. Mr. Hall holds a B.A. from Johns Hopkins University and an L.L.B. from New York University Law School.

James L. Luikart, Director. Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1994 after spending over twenty years with Citicorp, the last seven years of which were as a Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart holds a B.A. from Yale University and an M.I.A. from Columbia University. Mr. Luikart serves as a director of W & T Offshore, Inc. and various private companies in which JCP has an interest.

Nicholas R. Sheppard, Director. Mr. Sheppard is Vice President at BRS. He joined BRS in 2000. From 1997 to 2000, he worked as a Consultant in the London and New York offices of Marakon Associates, a strategy consulting firm. Mr. Sheppard is a graduate of the London School of Economics.

George A. Whaling, Director. Mr. Whaling has been a member of our board of directors since 1998. Mr. Whaling is Chairman of Kingston Capital in Pt. Pleasant, New Jersey. From 1980 to 1997, he served as the President and owner of Petty Printing Company, a commercial web printer. Mr. Whaling holds a B.A. from Colgate University. Mr. Whaling is a Trustee of Colgate University and a director of Augusta Glenn Partners, LLC.

Board Composition

The securities holders agreement among BRS, JCP and the other stockholders of TSG Holdings Corp. provides that TSG Holdings Corp.’s and our board of directors will consist of ten members, including four designees of BRS (who currently are Messrs. Baldwin, DiCamillo, Edmonds and Sheppard), four designees of JCP (who currently are Messrs. Daraviras, Deery, Luikart and Whaling) and two directors jointly designated by both BRS and JCP (who currently are Messrs. Hall and Saxton). Pursuant to the securities holders agreement, we may not take certain significant actions without the approval of each of BRS and JCP. See Part III, Item 13, “Certain Relationships and Related Transactions—Securities Holders Agreement.”

Board Committees

The board of directors has an audit committee and a compensation committee. The audit committee consists of Messrs. Daraviras, DiCamillo, Edmonds, Hall and Whaling. The audit committee reviews our financial statements and accounting practices and selects our independent registered public accounting firm. The compensation committee consists of Messrs. Baldwin, Deery and Luikart. The compensation committee makes recommendations to our board of directors concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans.

Audit Committee Financial Expert

The board of directors has determined that Mr. DiCamillo, the chairman of the audit committee, is the “audit committee financial expert” as defined in applicable SEC rules and regulations.

Mr. DiCamillo is “independent” as defined in the listing standards of the New York Stock Exchange.

Code of Business Conduct

Our Code of Business Conduct applies to all employees of The Sheridan Group, Inc. and all its wholly-owned subsidiaries.  Each supervisor and above has been required to sign that they have read, understand and will comply with the Code. This Code is posted on our Internet website at http://www.sheridan.com.  If any substantive amendments are made to the Code of Business Conduct or the Board of Directors grants any waiver from a provision of the Code to any officers of The Sheridan Group, Inc. or its wholly-owned subsidiaries, the nature of such amendment or waiver will be disclosed on the website at the above address.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

Each director who is not also one of our executive officers or an employee of BRS or JCP receives a fee of $16,000 per year for their service on our board of directors. The chairman of the audit committee receives an additional fee of $4,000 per year. All directors are reimbursed for any personal expenses incurred in the conduct of their duties as a director.

Compensation of Executive Officers

The following table summarizes compensation awarded or paid by us during 2004, 2003 and 2002 to our President and Chief Executive Officer and our four next most highly compensated executive officers (our “named executive officers”).

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	All Other Compensation(3)
John A. Saxton	2004	$509,648	$380,000	$—	$233,847
President and Chief Executive	2003	500,032	326,800	—	277,922
Officer	2002	500,032	340,200	—	47,170
Joan B. Weisman	2004	244,359	120,135	—	104,943
President and Chief Operating	2003	224,850	100,835	—	177,459
Officer—TSP	2002	214,847	107,635	—	91,100
Robert M. Jakobe	2004	229,043	131,900	—	63,954
Vice President and Chief Financial	2003	209,836	85,800	—	132,101
Officer	2002	199,079	84,700	—	51,416
Patricia A. Stricker	2004	219,059	102,200	—	62,295
Vice President, Operations and	2003	210,028	85,800	—	127,127
Human Resources	2002	208,385	122,400	—	25,017
Paul Bozuwa	2004	225,885	89,300	—	64,650
President—DJS	2003	224,077	74,800	103,871	142,238
	2002	211,769	82,200	—	56,748

(1)   The amounts reported as ‘‘Bonus’’ for 2004, 2003 and 2002 consist of bonuses paid as management performance incentive compensation and other minor cash payments. The executive incentive compensation awards for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows: Mr. Saxton— $380,000, $326,800 and $340,200; Ms. Weisman— $120,000, $100,700 and $107,500; Mr. Jakobe— $106,900, $85,800 and $84,700; Ms. Stricker— $102,200, $85,800 and $122,400; and Mr. Bozuwa— $89,300, $74,800 and $82,200.  Mr. Jakobe received a $25,000 cash bonus in 2004 for completing the Dingley Acquisition.  Ms. Weisman received cash bonuses of $135 in 2004, 2003 and 2002.

(2)   The $103,871 reported as ‘‘Other Annual Compensation’’ for Mr. Bozuwa in 2003 consisted of taxable relocation income.  The value of certain perquisites and other personal benefits for the named executive officers is not included in the amounts disclosed because it did not exceed for any such named executive officer the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.

(3)   The amounts reported as ‘‘All Other Compensation’’ for 2004, 2003 and 2002 include our contributions to individual 401(k) plan and deferred compensation accounts in connection with (a) our Profit Sharing Plan, (b) our employer matches under our 401(k) plan and (c) our retention awards granted to certain executive officers, which vest after five years. The profit sharing contributions for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows: Mr. Saxton— $84,523,  $64,963 and $30,000; Ms. Weisman— $34,615, $32,702 and $32,707; Mr. Jakobe— $29,954, $25,568 and $26,863; Ms. Stricker— $31,243, $20,008 and $0; and Mr. Bozuwa— $0, $0 and $0.  The 401(k) match contributions for the years ended December 31, 2004, 2003, and 2002, respectively, were as follows: Mr. Saxton— $28,663, $11,687 and $11,951; Ms. Weisman— $9,785, $8,046 and $4,000; Mr. Jakobe— $8,986, $7,114 and $4,000; Ms. Stricker— $9,224, $6,474 and $3,731; and Mr. Bozuwa— $5,779, $6,968 and $1,286.  The retention awards for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows: Ms. Weisman— $60,000, $56,250 and $53,750; Mr. Jakobe— $22,500, $21,000 and $20,000; Ms. Stricker— $21,500, $21,000 and $21,000; and Mr. Bozuwa— $56,500, $55,000 and $53,000.   The amounts reported as ‘‘All Other Compensation’’ for 2004, 2003 and 2002 also include taxable insurance benefits consisting of disability, life and executive physical costs. The taxable insurance benefits for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows: Mr. Saxton— $120,661, $7,058 and $5,219; Ms. Weisman— $543, $2,776 and $643; Mr. Jakobe— $2,514, $734 and $553; Ms. Stricker— $328, $2,230 and $286; and Mr. Bozuwa— $2,371, $2,584 and $2,462.  Of the amount paid to Mr. Saxton for taxable insurance, $113,849 pertains to a payment regarding a supplemental term life policy covering the periods 1996 through 2004.  The amounts reported as ‘‘All Other Compensation’’ for 2003 include recapitalization bonuses payable in connection with the Buyout. The recapitalization bonuses were as follows: Mr. Saxton—$194,214; Ms. Weisman—$77,686; Mr. Jakobe—$77,686; Ms. Stricker—$77,414; and Mr. Bozuwa—$77,686.

Option Grants in Last Fiscal Year

No stock options were granted to the named executive officers during 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In- the-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John A. Saxton	0	N/A	1,100	4,400	$14,300	$57,200
Joan B. Weisman	0	N/A	700	2,800	9,100	36,400
Robert M. Jakobe	0	N/A	1,100	4,400	14,300	57,200
Patricia A. Stricker	0	N/A	540	2,160	7,020	28,080
G. Paul Bozuwa	0	N/A	600	2,400	7,800	31,200

(1)   There is currently no public trading market for the common stock of TSG Holdings Corp. The board of directors of TSG Holdings Corp. has determined that the fair market value of the common stock of TSG Holdings Corp. was $23.00 per share as of December 31, 2004.

Compensation Committee Interlocks and Insider Participation

In 2004, the compensation committee consisted of Messrs. Baldwin, Deery and Luikart. None of the members of the compensation committee are currently, or have been at any time since the time of our formation, one of our officers or employees.

As of November 2003, Mr. Saxton was appointed to the board of directors of TAC Worldwide Companies where he also serves on the audit committee. Mr. DiCamillo is the President and Chief Executive Officer of TAC Worldwide Companies. Mr. DiCamillo has been a member of our board of directors since 1989 and effective 2004 became chairman of our audit committee.

Report of the Compensation Committee

The compensation committee is composed of three members of our board of directors.  The role of the compensation committee is to make recommendations to our board of directors concerning salaries, incentive compensation and employee benefit programs.  The compensation committee reviews and approves employment agreements and compensation programs or benefit plans for our chief executive officer, our executive officers and certain other management employees.  The compensation committee periodically compares our executive compensation levels with those of companies with which we believe that we compete in recruitment and retention of senior executives.  The compensation committee also reviews and makes recommendations with respect to succession planning and management development.  The current members of the compensation committee are Messrs. Baldwin, Deery and Luikart.

The following is a summary of policies which the compensation committee analyzed in determining the compensation for our executive officers in 2004.

Compensation Philosophy

In reviewing our compensation programs, the compensation committee applies a philosophy which is based on the premise that our achievements result from the coordinated efforts of all individuals working toward common objectives.  We have developed a compensation policy that is designed to attract and retain qualified senior executives, reward executives for actions that result in the long-term enhancement of stockholder value and reward results with respect to our financial and operational goals.

For 2004, each executive officer’s compensation package was comprised of three elements: (a) base salary which reflects an individual’s responsibilities, performance and expertise and is designed to be competitive with salary levels in effect at printing and other manufacturing companies of the same size; (b) cash bonuses tied to our achievement of specified financial goals for the year; and (c) stock options which strengthen the alignment of interests between the executive officers and the stockholders of TSG Holdings Corp., our parent.  Additionally, retention awards are provided to certain key employees (excluding our chief executive officer) whose retention is determined by our board of directors to be critical to our ongoing success.

Base Salary

The base salaries for our chief executive officer and certain other executive officers are contained in their respective employment agreements and are subject to increase at the discretion of our board of directors.  The compensation committee has reviewed these agreements and the salaries of other officers and key management employees and determined that the salaries in place are in keeping with our compensation philosophy.  We establish salaries for executive officers and key management employees on the basis of personal performance and by reviewing available data, including published salary surveys regarding compensation of officers of comparably sized companies.  The compensation committee has reviewed the base salaries of our executive officers and key management employees for 2004 and is of the opinion that such salaries are in line with those paid by comparable companies.

Annual Cash Bonuses

Each of our executive officers, including our chief executive officer and our named executive officers, are eligible for annual bonuses based upon goals for the year under our management performance incentive plan, which are reviewed and approved by our board of directors.  Our executive officers are eligible to receive a maximum award of 50% of base salary, except Mr. Saxton, whose maximum award is 80% of base salary.  These awards for our named executive officers appear as “Bonus” in the Summary Compensation Table.

Stock Options Awards

Since October 2003, we have granted options to purchase common stock of TSG Holdings Corp., our parent, to provide long-term equity incentives for selected management employees.  Option grants are designed to align the interests of officers and employees with those of the stockholders, to provide each individual with a significant incentive to manage our business from the perspective of an owner and to remain employed by us.  The compensation committee has broad discretion to make awards under the Stock-Based Incentive Plan and in doing so considers the recipient’s level of responsibility and relative position within the company, past performance, potential and annual base salary.

Retention Awards

In 2004, our board of directors continued to provide retention awards to certain key employees.  Except for our chief executive officer, our named executive officers and certain other executive officers received retention awards in 2004.  The awards for Mr. Bozuwa and Ms. Weisman were in accordance with their employment agreements.  The other awards were 10% of base salary.  As these awards vest five years from the award date, they provide a long-term incentive for the recipients to remain with us.  These awards for our named executive officers are captured under “All Other Compensation” on the Summary Compensation Table.

CEO Compensation

Mr. Saxton joined us in 1995 as our President and Chief Executive Officer and has served on our board of directors since 1991.  On February 2, 1998, Mr. Saxton entered into an employment agreement with us and this agreement was subsequently amended on April 1, 2000.  The agreement established his base salary, a management incentive bonus percentage and an additional annual bonus equal to $30,000 minus the amount of company contributions to our profit sharing plan for Mr. Saxton’s benefit paid during the year.  In January 2005, the compensation committee determined that Mr. Saxton’s base salary should be increased to $510,000.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code imposes a $1.0 million limit on the deductibility of compensation paid to certain executive officers of public companies, unless the compensation meets certain requirements for “performance-based” compensation.  In determining executive compensation, the compensation committee considers, among other factors, the possible tax consequences to us and to the executives.  However, tax consequences, including but not limited to tax deductibility by us, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights) that are beyond our control.  In addition, the compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives.  For all of the foregoing reasons, the compensation committee, while considering tax deductibility as one of its factors in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible.  The compensation committee will, of course, consider alternative forms of compensation, consistent with its compensation goals, which preserve deductibility.

Conclusion

The compensation committee believes it has designed a compensation program that is competitive with the overall industry and is appropriately aligned with our financial goals and targeted stockholder returns.

The compensation committee is pleased to submit this report with regard to the above matters.

Thomas J. Baldwin

Craig H. Deery

James L. Luikart

Stock-Based Incentive Compensation Plan

TSG Holdings Corp. adopted a Stock-Based Incentive Compensation Plan in October 2003. The purpose of the 2003 Stock-Based Incentive Compensation Plan, or Stock-Based Incentive Compensation Plan, is to assist us in attracting and retaining valued management employees. The Stock-Based Incentive Compensation Plan will accomplish these goals by allowing eligible employees to receive awards of options to purchase common stock of TSG Holdings Corp., our parent. Eligible employees will receive options on terms as determined by TSG Holdings Corp.’s compensation committee. Options granted under the Stock-Based Incentive Compensation Plan will vest over five years, based on both time and company performance. Our previous stock option plan was terminated as of the closing of the Buyout Transactions in August 2003.

Management Performance Incentive Plan

Our top thirty-five members of management participate in a management performance incentive plan, which compensates them for achievement of certain objectives established annually by our board of directors. For 2005, these objectives are based on our EBITDA, as well as the EBITDA of each executive’s operating subsidiary. Under the management performance incentive plan, our executive officers are eligible to receive a maximum award of 50% of base salary, except Mr. Saxton, whose maximum award is 80% of base salary.

401(k) Plan

We sponsor a defined contribution plan, or 401(k) Plan, intended to qualify under section 401 of the Internal Revenue Code. Substantially all of our employees are eligible to participate in the 401(k) Plan on the first day of the month in which the employee has attained 18 years of age and 90 days of employment. Employees may make pre-tax contributions of their eligible compensation, not to exceed the limits under the Internal Revenue Code.  At all but one company, we match 50% of the employee’s contributions, up to a maximum of 4% of the employee’s eligible compensation.  The Dingley Press, Inc. matches 25% of the employee’s contributions, up to a maximum of 4% of the employee’s eligible compensation.  In addition, certain contributions from the company’s profit sharing plan are deposited into the 401(k) plan.  Certain companies also have a 1% fixed contribution, for which the 90 days of service is waived.  Employees may direct their investments among various pre-selected investment alternatives.  Employer contributions to the 401(k) plan, including profit sharing contributions, fixed contributions and employer matching contributions, vest after three years of employment.

Deferred Compensation Plan

In 2000, we established a nonqualified deferred compensation program which permits officers, directors and certain management employees to annually elect (via individual contracts) to defer a portion of their compensation, on a pre-tax basis. The benefit is based on the amount of compensation deferred, company make-whole contributions, employer discretionary contributions and earnings on the deferrals. The individuals are fully vested in the compensation deferred; however, the make-whole contributions and the employer discretionary contributions are subject to vesting requirements. At December 31, 2004 and 2003, the fully vested portion was approximately $1,761,000 and $1,123,000, respectively, and has been included in other non-current liabilities.

Due to new legislation, effective December 31, 2004, the existing Deferred Compensation Plan was frozen, and effective January 1, 2005, a new Deferred Compensation Plan was established.  The provisions of the new Deferred Compensation Plan are substantially similar to the provisions of the old Deferred Compensation Plan.

We have established a trust fund to hold the investments under this program. The trust holds shares in registered mutual funds, in an irrevocable rabbi trust, which are recorded as assets of ours. As of December 31, 2004 and 2003, total assets held by the trust were approximately $2,600,000 and $1,698,000, respectively and are included in other assets.

Profit Sharing Plan

The Sheridan Group Profit Sharing Plan is an incentive program provided to all eligible employees at each location, excluding Capital City Press and The Dingley Press, Inc.  Capital City Press has a Gainsharing Program, and The Dingley Press, Inc. does not currently provide a profit sharing plan. The annual profit sharing contribution for each participating operating subsidiary company is determined by a formula approved by our board of directors.

Net profit prior to profit sharing must be above 8% for the year for profit sharing to be earned by the operating subsidiary. The total dollar contribution for an operating subsidiary cannot exceed 10% of their total payroll for the year. Profit sharing contributions to the 401(k) plan of approximately $2,103,000, $1,843,000 and $1,548,000 were charged to operations in 2004, 2003 and 2002, respectively.

All of the companies that participate in the Profit Sharing Plan, except for Dartmouth Printing Company, currently deposit profit sharing contributions into the employees’ 401(k) account. Dartmouth Printing Company had an established cash payment policy when they were acquired, which remains in place, although employees may choose to put their cash into their 401(k) account.

At Capital City Press, a Gainsharing Program was established in lieu of the Profit Sharing Plan. This program is focused on production costs as a percentage of production sales and rewards all employees as annual improvement targets are achieved.  The program covers all union employees at the Capital City Press facilities pursuant to their union agreement.

Change of Control Incentive Plans

In January 2005, our board of directors approved change-of-control incentive plans for the benefit of certain officers (currently Messrs. Hewitt, Jakobe, Ehmann, Walters, Kittredge, Moore and Garner and Ms. Stricker) and our corporate staff employees, under which we agreed that if any plan beneficiary’s employment is terminated by us or our successors without cause, or by the plan beneficiary for ‘‘good reason,’’ within 18 months following any change in control, then the terminated plan beneficiary is entitled to receive severance benefits for the applicable period. In the case of the executive officers, the terminated plan beneficiary is to receive as severance his or her annual base salary and his or her average annual incentive bonus during the two years preceding his or her termination date for a period of 18 months, amounts earned under his or her deferred compensation plan will fully vest and he or she will continue to have coverage under our health insurance plan for 18 months. In the case of the corporate staff employees, the terminated plan beneficiary is entitled to receive as severance his or her annual base salary for a period equal to the longer of 6 months or a period of two weeks for each full year of employment with us and he or she will continue to have coverage under our health insurance plan for such period.

Employment Agreements

We entered into an employment agreement with John A. Saxton, our President and Chief Executive Officer, on February 2, 1998, and amended this agreement as of April 1, 2000. Under his employment agreement, Mr. Saxton currently earns a base salary of $510,000 and is entitled to an annual management incentive bonus of up to 80% of his base salary under our management incentive performance plan, subject to increases by board action, as well as an additional annual bonus of an amount equal to $30,000 per fiscal year less the amount of our contributions to our profit sharing plan for Mr. Saxton’s benefit during such fiscal year. If Mr. Saxton’s employment is terminated by us without cause, or by Mr. Saxton for ‘‘good reason,’’ he is entitled to receive as severance his annual base salary and his average annual incentive bonus during the two years preceding his termination for a period of 24 months.

We entered into an employment agreement with G. Paul Bozuwa, President of DJS, on June 30, 2001, and amended this agreement as of April 18, 2003. Under his employment agreement, Mr. Bozuwa currently earns a base salary of $232,000 and is entitled to an annual management incentive bonus of up to 50% of his base salary. In addition to the incentive bonus, Mr. Bozuwa is entitled to an annual retention bonus, payable under a deferred compensation plan, of 25% of his base salary for each year he remains employed in his current position. Each annual award made pursuant to the annual retention bonus, plus any growth from investing such reward, becomes fully vested five years after the date the award is paid into the deferred compensation plan. In the event that Mr. Bozuwa no longer reports directly to John A. Saxton, the vesting period for each annual award shall immediately adjust to three years instead of five years. If Mr. Bozuwa’s employment is terminated by us without cause, or by Mr. Bozuwa for ‘‘good reason,’’ he is entitled to receive as severance his annual base salary and his average annual incentive bonus during the two years preceding his termination for a period of 18 months, amounts earned under his deferred compensation plan will fully vest and he will continue to have coverage under our health insurance plan for 18 months.

We entered into an employment agreement with Joan B. Weisman, President and Chief Operating Officer of TSP, on October 31, 2001. Under her employment agreement, Ms. Weisman currently earns a base salary of $255,000 and is entitled to an annual management incentive bonus of up to 50% of her base salary. In addition to the incentive bonus, Ms. Weisman is entitled to an annual retention bonus, payable under a deferred compensation plan, of 25% of her base salary for each year she remains employed in her current position. Each annual award made pursuant to the annual retention bonus, plus any growth from investing such reward, becomes fully vested five years after the date the award is paid into the deferred compensation plan. If Ms. Weisman’s employment is terminated by us without cause, or by Ms. Weisman for ‘‘good reason,’’ she is entitled to receive as severance her annual base salary and her average annual incentive bonus during the two years preceding her termination for a period of 18 months, amounts earned under her deferred compensation plan will fully vest and she will continue to have coverage under our health insurance plan for 18 months.

DPC entered into an employment agreement with David C. Hewitt, President and Chief Operating Officer of DPC, on February 2, 1998, and amended it on August 1, 2003. Under his employment agreement, Mr. Hewitt currently earns a base salary of $195,000, and is entitled to an annual management incentive bonus of up to 50% of his current base salary.

On May 25, 2004, TDP entered into an employment agreement with Christopher A. Pierce, President and Chief Operating Officer of TDP. Under his employment agreement, Mr. Pierce currently earns a base salary of $235,000 and is entitled to an annual management incentive bonus of up to 50% of his base salary. In addition, Mr. Pierce will receive annual non-compete payments in the amount of $108,000 over the first five years of the agreement. If Mr. Pierce’s employment is terminated by us without cause, or by Mr. Pierce for ‘‘good reason,’’ he is entitled to receive as severance his annual base salary and his average annual incentive bonus during the two years preceding his termination date for a period equal to the severance period, amounts earned under his deferred compensation plan will fully vest and he will continue to have coverage under our health insurance plan during the severance period. The severance period will be the longer of the time period from the date of termination of his employment until the end of the initial five year term or 18 months following the date of termination.

Retention Awards

Annual retention awards are paid to certain management employees whose retention is determined by our board of directors to be critical to our ongoing success. These awards are deposited in the deferred compensation plan under the employee’s name and vest after five years. Other than the awards paid in accordance with the employment agreements of Mr. Bozuwa and Ms. Weisman, these awards are solely awarded at the board of directors’ discretion.  In 2003 and 2004, any awards made outside of an employment agreement were equal to 10% of base salary.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of TSG Holdings Corp. The following table sets forth certain information regarding the beneficial ownership of TSG Holdings Corp., as of March 25, 2005, by (i) each person or entity known to us to own more than 5% of any class of TSG Holdings Corp.’s outstanding securities, (ii) each known member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. TSG Holdings Corp.’s outstanding securities consist of about 539,600 shares of TSG Holdings Corp. common stock and about 45,327 shares of TSG Holdings Corp. preferred stock, the terms of which are described in more detail below. To our knowledge, each of such stockholders will have sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Number and Percent of Shares of TSG Holdings Corp.(1)
	Preferred Stock		Common Stock
	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Bruckmann, Rosser, Sherrill & Co. II, L.P.(2)
126 East 56th Street New York, New York 10022	19,209.704	42.4%	228,687	42.4%
Funds affiliated with Jefferies Capital Partners(3)
520 Madison Avenue, 12th Floor New York, New York 10022	19,209.704	42.4%	228,687	42.4%
Christopher A. Pierce(4)(5)	3,096.224	6.8%	37,500	6.9%
Named Executive Officers and Directors:
John A. Saxton(4)(6)(7)	1,340.426	3.0%	17,057	3.2%
Robert M. Jakobe(4)(8)(9)	89.362	*	2,164	*
Patricia A. Stricker(4)(10)	27.999	*	873	*
Joan B. Weisman(4)(11)	67.021	*	1,498	*
G. Paul Bozuwa(4)(12)	268.085	*	3,791	*
Thomas J. Baldwin(13)(14)	19,209.704	42.4%	228,687	42.4%
Nicholas Daraviras(15)	—	—	—	—
Craig H. Deery(4)	244.616	*	2,912	*
Gary T. DiCamillo(4)	268.085	*	3,191	*
J. Rice Edmonds(13)	—	—	—	—
J. M. Dryden Hall, Jr.(4)	89.362	*	1,064	*

James L. Luikart(15)(16)	19,209.704	42.4%	228,687	42.4%
Nicholas R. Sheppard(13)	—	—	—	—
George A. Whaling(4)	272.040	*	3,239	*
All executive officers and directors as a group (20 persons)(17)	44,876.841	99.0%	541,608	99.0%

* indicates less than 1%

(1)   Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)   Bruckmann, Rosser, Sherrill & Co. II, L.P. (the ‘‘BRS Fund’’) is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co., LLC. BRSE, L.L.C. (‘‘BRSE’’) is the general partner of the BRS Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by the BRS Fund. BRSE has the power to direct the BRS Fund as to the voting and disposition of shares held by the BRS Fund. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by the BRS Fund. Bruce Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Paul D. Kaminski and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by the BRS Fund. BRSE expressly disclaims beneficial ownership of the shares owned by the BRS Fund. Each of Messrs. Bruckmann, Rosser, Sherrill, Kaminski and Baldwin expressly disclaims beneficial ownership of the shares owned by the BRS Fund. Also includes (a) 25.049 and 5.763 shares of TSG Holdings Corp. preferred stock held by Julie Frist and Marilena Tibrea, respectively, and (b) 298 and 69 shares of TSG Holdings Corp. common stock held by Julie Frist and Marilena Tibrea, respectively. Ms. Frist and Ms. Tibrea are former employees of BRS and BRS retains voting control of the shares of TSG Holdings Corp. preferred stock and TSG Holdings Corp. common stock held by them.

(3)   Consists of (a) 13,385.226 shares of TSG Holdings Corp. preferred stock held by ING Furman Selz Investors III L.P., 4,729.477 shares of TSG Holdings Corp. preferred stock held by ING Barings U.S. Leveraged Equity Plan LLC and 1,095.001 shares of TSG Holdings Corp. preferred stock held by ING Barings Global Leveraged Equity Plan Ltd. and (b) 159,348 shares of TSG Holdings Corp. common stock held by ING Furman Selz Investors III L.P., 56,303 shares of TSG Holdings Corp. common stock held by ING Barings U.S. Leveraged Equity Plan LLC and 13,036 shares of TSG Holdings Corp. common stock held by ING Barings Global Leveraged Equity Plan Ltd. ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd. are private equity investment funds managed by Jefferies Capital Partners. Brian P. Friedman and Mr. Luikart are the Managing Members of JCP and may be considered the beneficial owners of the shares owned by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd., but each of Messrs. Friedman and Luikart expressly disclaim beneficial ownership of such shares, except to the extent of each of their pecuniary interests therein.

(4)   The address of each of Mr. Saxton, Mr. Jakobe, Ms. Stricker, Ms. Weisman, Mr. Bozuwa, Mr. Pierce, Mr. Deery, Mr. DiCamillo, Mr. Hall and Mr. Whaling is c/o The Sheridan Group, Inc., 11311 McCormick Road, S260, Hunt Valley, Maryland 21031.

(5)   Includes options to purchase 640 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(6)   Includes 15,957 shares which are owned by LMWW Custodian FBO John A. Saxton Roll-over IRA. Mr. Saxton may be deemed to beneficially own such shares.

(7)   Includes options to purchase 1,100 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(8)   Includes 1,064 shares which are owned by LMWW Custodian FBO Robert M. Jakobe Roll-over IRA. Mr. Jakobe may be deemed to beneficially own such shares.

(9)   Includes options to purchase 1,100 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(10) Includes options to purchase 540 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(11) Includes options to purchase 700 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(12) Includes options to purchase 600 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(13) The address of each of Mr. Baldwin, Mr. Edmonds and Mr. Sheppard is c/o Bruckmann, Rosser, Sherrill & Co., Inc.,

126 East 56th Street, New York, New York 10022.

(14) Consists of 19,209.704 shares of TSG Holdings Corp. preferred stock and 228,687 shares of TSG Holdings Corp. common stock owned and/or controlled by the BRS Fund. Mr. Baldwin may be deemed to share beneficial ownership of the shares owned of record and/or controlled by the BRS Fund by virtue of his status as a manager of BRSE, but he expressly disclaims such beneficial ownership of the shares owned and/or controlled by the BRS Fund. The members and managers of BRSE share investment and voting power with respect to securities owned and/or controlled by the BRS Fund, but no individual controls such investment or voting power.

(15) The address of each of Mr. Daraviras and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, 12th Floor, New York, New York 10022.

(16) Consists of 19,209.704 shares of TSG Holdings Corp. preferred stock and 228,687 shares of TSG Holdings Corp. common stock owned by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd. Mr. Luikart is a Managing Member of JCP and may be considered the beneficial owner of such shares, but he expressly disclaims such beneficial ownership of the shares owned by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd., except to the extent of his pecuniary interest therein.

(17)Includes options to purchase 7,360 shares of TSG Holdings Corp. common stock exercisable within 60 days.

TSG Holdings Corp. Preferred Stock

TSG Holdings Corp.’s Certificate of Incorporation provides that TSG Holdings Corp. may issue 100,000 shares of preferred stock, 75,000 of which is designated as 10% Series A Cumulative Compounding Preferred Stock and 25,000 of which is undesignated. TSG Holdings Corp. preferred stock has a stated value of $1,000 per share and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding annually. As of March 25, 2005, there are issued and outstanding about 45,327 shares of TSG Holdings Corp. preferred stock.

Except as otherwise required by law, the TSG Holdings Corp. preferred stock is not entitled to vote. TSG Holdings Corp. may not pay any dividend upon (except for a dividend payable in Junior Stock, as defined below), or redeem or otherwise acquire shares of, capital stock junior to the TSG Holdings Corp. preferred stock (including the common stock) (“Junior Stock”) unless all cumulative dividends on the TSG Holdings Corp. preferred stock have been paid in full. Upon liquidation, dissolution or winding up of TSG Holdings Corp., holders of TSG Holdings Corp. preferred stock are entitled to receive out of the legally available assets of TSG Holdings Corp., before any amount shall be paid to holders of Junior Stock, an amount equal to $1,000 per share of TSG Holdings Corp. preferred stock, plus all accrued and unpaid dividends to the date of final distribution. If the available assets are insufficient to pay the holders of the outstanding shares of TSG Holdings Corp. preferred stock in full, the assets, or the proceeds from the sale of the assets, will be distributed ratably among the holders.  The TSG Holdings Corp. preferred stock is not redeemable.

TSG Holdings Corp. Common Stock

The Certificate of Incorporation of TSG Holdings Corp. provides that TSG Holdings Corp. may issue 1,000,000 shares of TSG Holdings Corp. common stock. About 539,600 shares of TSG Holdings Corp. common stock are issued and outstanding as of March 25, 2005. The holders of TSG Holdings Corp. common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	55,500	$10.00	900
Total	55,500	$10.00	900

(1)   As of December 31, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securities Holders Agreement

At the closing of the Buyout Transactions, TSG Holdings Corp. entered into a securities holders agreement with BRS, JCP and the management investors. The securities holders agreement provides that TSG Holdings Corp.’s and our board of directors will consist of ten members, including four designees of BRS, four designees of JCP and two directors jointly designated by both BRS and JCP. Also pursuant to the securities holders agreement, we may not take certain significant actions, such as incurrences of indebtedness in excess of certain thresholds or a sale of all or substantially all of our assets, without the approval of each of BRS and JCP.

The securities holders agreement generally restricts the transfer of shares of TSG Holdings Corp. common stock or TSG Holdings Corp. preferred stock without the consent of BRS and JCP. Exceptions to this restriction include transfers to affiliates and transfers for estate planning purposes, in each case so long as any transferee agrees to be bound by the terms of the agreement.

Each of TSG Holdings Corp., BRS and JCP has a right of first refusal under the securities holders agreement with respect to sales of shares of TSG Holdings Corp. by management investors. Under certain circumstances, the stockholders have ‘‘tag-along’’ rights to sell their shares on a pro rata basis with the selling stockholder in certain sales to third parties. If BRS and JCP approve a sale of TSG Holdings Corp., they have the right to require the other stockholders of TSG Holdings Corp. to sell their shares on the same terms. The securities holders agreement also contains a provision that gives TSG Holdings Corp. the right to repurchase a management investor’s shares upon termination of that management stockholder’s employment or removal or resignation from the board of directors.

Registration Rights Agreement

At the closing of the Buyout Transactions, TSG Holdings Corp., BRS, JCP and the management investors entered into a registration rights agreement. Pursuant to the registration rights agreement, upon the written request of either BRS or JCP, TSG Holdings Corp. has agreed to, on one or more occasions, prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares of TSG Holdings Corp. common stock held by BRS or JCP or certain of their respective affiliates, as the case may be, and use its best efforts to cause the registration statement to become effective. Following an initial public offering of TSG Holdings Corp., BRS, JCP and the management investors also have the right, subject to certain exceptions and rights of priority, to have their shares included in certain registration statements filed by TSG Holdings Corp. Registration expenses of the selling stockholders (other than underwriting discounts and commissions and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by TSG Holdings Corp. TSG Holdings Corp. has also agreed to indemnify the stockholders against certain customary liabilities in connection with any registration.

Management Agreement

In connection with the Buyout Transactions, we entered into a management agreement with BRS and JCP pursuant to which BRS and JCP may provide financial, advisory and consulting services to us. In exchange for these services, BRS and JCP will be entitled to an annual management fee. The total management fee will be equal to the greater of 2% of EBITDA (as defined in the Management Agreement) or $0.5 million per year, plus reasonable out-of-pocket expenses and will be split equally between BRS and JCP. In addition, BRS and JCP may negotiate with us to provide additional services in connection with any transaction in which we may be, or may consider becoming, involved. At the closing of the Acquisition, BRS and JCP also were paid a transaction fee of about $1.0 million, plus reasonable out-of-pocket expenses, pursuant to the management agreement. The management agreement has an initial term of ten years. The agreement automatically renews for additional one year terms unless either we or BRS and JCP give written notice of termination within 90 days prior to the expiration of the initial term or any extension thereof. There are no minimum levels of service required to be provided pursuant to the management agreement. The management agreement includes customary indemnification provisions in favor of BRS and JCP.

Stock Option Grant

In May 2004, TSG Holdings Corp. granted options to purchase about 3,200 shares of TSG Holdings Corp. common stock pursuant to the Stock-Based Incentive Compensation Plan to Mr. Pierce. These options have an exercise price of $10.00 per share and will vest over five years, based on both time and company performance.

Securities Purchase Agreement

At the closing of the Dingley Acquisition, TSG Holdings Corp. entered into agreements with certain members of management of The Dingley Press who were offered the opportunity to acquire shares of TSG Holdings Corp. Pursuant to these agreements, these management investors purchased shares of TSG Holdings Corp. common stock and TSG Holdings Corp. preferred stock having a combined aggregate value of about $4.0 million.

Agreements with Our Officers and Directors

We employ J. M. Dryden Hall, Jr., a member of our board of directors, to serve as our company counsel. In 2004, our fees paid to Mr. Hall totaled $55,800.

Other Related Party Transactions and Matters

Ms. Stricker, Vice President, Operations and Human Resources, and Ms. Weisman, President and Chief Operating Officer of TSP, are sisters.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred fees for services performed by PricewaterhouseCoopers LLP as follows:

	Successor Basis		Predecessor Basis
		Four-months and	Seven-months and
	Year ended	eleven-days	twenty-days ended
	December 31,	ended December 31,	August 20,
(Dollars in thousands)	2004	2003	2003

Audit fees (include the review of interim consolidated financial statements, annual audit of the consolidated financial statements, procedures related to offerings of notes, comfort letters, SEC registration and assistance with other SEC filings)	$1,146	$779	$22

Audit-related fees (include the annual audit of the 401K plan, review of internal controls and due diligence related to acquisitions)	665	216	12

Tax fees (include tax compliance, transactional consulting and advice for federal and state tax issues)	284	260	48

All other fees	—	—	—

Total	$2,095	$1,255	$82

We became a public registrant on October 13, 2004.  The services PricewaterhouseCoopers LLP Performed prior to this date were not required to be approved by our audit committee.  After October 13, 2004, all services performed by PricewaterhouseCoopers LLP have been or will be approved by the audit committee prior to performance in accordance with legal requirements.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

(1)       All Financial Statements:

Page No.
Reports of Independent Registered Public Accounting Firm	31-32
Consolidated balance sheets as of December 31, 2004 and 2003	33
Consolidated statements of income for the year ended December 31, 2004, and for the four-months and eleven-days ended December 31, 2003, on a successor basis, and for the seven-months and twenty-days ended August 20, 2003, and for the year ended December 31, 2002, on a predecessor basis	34
Consolidated statements of changes in stockholders’ equity (deficit) and mandatorily redeemable convertible preferred stock for the year ended December 31, 2004, for the four-months and eleven-days ended December 31, 2003, on a successor basis, and for the seven-months and twenty-days ended August 20, 2003, and for the year ended December 31, 2002, on a predecessor basis	35
Consolidated statements of cash flows for the year ended December 31, 2004, and for the four-months and eleven-days ended December 31, 2003, on a successor basis, and for the seven-months and twenty-days ended August 20, 2003, and for the year ended December 31, 2002, on a predecessor basis	36
Notes to consolidated financial statements	37-62

(2)       Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and the footnotes thereto.

(3)       Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.  Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

2.1	Stock Purchase Agreement, dated as of August 1, 2003, by and among Sheridan Acquisition Corp., The Sheridan Group, Inc. and the shareholders, optionholders and warrantholders named therein.†
2.2

First Amendment to Stock Purchase Agreement, dated as of August 21, 2003, by and among Sheridan Acquisition Corp., The Sheridan Group, Inc. and BancBoston Ventures Inc. and John A. Saxton, on behalf of and solely in their capacity as representatives of all of the Sellers (as defined in the Stock Purchase Agreement).†

2.3	Asset Purchase Agreement, dated as of March 5, 2004, by and among The Sheridan Group, Inc., Lisbon Acquisition Corp. and The Dingley Press.†
3.1	Amended and Restated Certificate of Incorporation of TSG Holdings Corp.†
3.2	Amended and Restated Bylaws of TSG Holdings Corp.†
3.3	Amended and Restated Articles of Incorporation of The Sheridan Group, Inc.†
3.4	Amended and Restated Bylaws of The Sheridan Group, Inc.†
3.5	Restated and Amended Articles of Association of Capital City Press, Inc.†
3.6	Restated and Amended By-laws of Capital City Press, Inc.†
3.7	Articles of Incorporation of Dartmouth Journal Services, Inc.†
3.8	Bylaws of Dartmouth Journal Services, Inc.†
3.9	Articles of Agreement of Dartmouth Printing Company, as amended.†
3.10	By-Laws of Dartmouth Printing Company.†
3.11	Certificate of Incorporation of Sheridan Books, Inc., as amended.†
3.12	By-laws of Sheridan Books, Inc.†
3.13	Certificate of Incorporation of The Sheridan Group Holding Company.†
3.14	By-Laws of The Sheridan Group Holding Company.†
3.15	Amended and Restated Articles of Incorporation of The Sheridan Press, Inc.†
3.16	By-Laws of The Sheridan Press, Inc.†
3.17	Amendment and Restatement of Articles of Incorporation of United Litho, Inc.†
3.18	By-Laws of United Litho, Inc.†
3.19	Amended and Restated Certificate of Incorporation of The Dingley Press, Inc.†
3.20	Bylaws of The Dingley Press, Inc.†
4.1	Indenture, dated as of August 21, 2003, among Sheridan Acquisition Corp. and The Bank of New York, as trustee and notes collateral agent.†
4.2

Supplemental Indenture, dated as of August 21, 2003, among Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and The Bank of New York, as trustee and notes collateral agent.†

4.3	Form of 10¼% Senior Secured Note Due 2011 (included in Exhibit 4.1).†
4.4	Registration Rights Agreement, dated as of August 21, 2003, by and between Sheridan Acquisition Corp. and Jefferies & Company, Inc.†
4.5

Joinder to the Registration Rights Agreement, dated as of August 21, 2003, by and among Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and Jefferies & Company, Inc.†

4.6	Second Supplemental Indenture, dated as of May 11, 2004, by and among The Sheridan Group, Inc., Lisbon Acquisition Corp. and The Bank of New York, as trustee and notes collateral agent.†
4.7

Third Supplemental Indenture, dated as of May 11, 2004, by and among The Sheridan Group, Inc., Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Lisbon Acquisition Corp., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and The Bank of New York, as trustee and notes collateral agent.†

4.8

Registration Rights Agreement, dated as of May 25, 2004, by and among The Sheridan Group, Inc., Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Lisbon Acquisition Corp., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and Jefferies & Company, Inc.†

10.1

Amended and Restated Revolving Credit Agreement, dated as of May 25, 2004, by and among The Sheridan Group, Inc., Fleet National Bank, as administrative agent, issuer and a lender, and the other financial institutions party thereto.†

10.2

Intercreditor Agreement, dated as of August 21, 2003, among Sheridan Acquisition Corp., The Sheridan Group, Inc., the guarantors signatory thereto, The Bank of New York, as trustee and collateral agent, and Fleet National Bank.†

10.3

Securities Holders Agreement, dated as of August 21, 2003, by and among TSG Holdings Corp., Bruckmann, Rosser, Sherrill & Co. II, L.P., ING Furman Selz Investors III L.P., ING Barings Global Leveraged Equity Plan Ltd., ING Barings U.S. Leveraged Equity Plan LLC and the management investors named therein.†

10.4

Registration Rights Agreement, dated as of August 21, 2003, by and among TSG Holdings Corp., Bruckmann, Rosser, Sherrill & Co. II, L.P., ING Furman Selz Investors III L.P., ING Barings Global Leveraged Equity Plan Ltd., ING Barings U.S. Leveraged Equity Plan LLC and the management investors named therein.†

10.5

Securities Purchase Agreement, dated as of August 21, 2003, by and among TSG Holdings Corp., Bruckmann, Rosser, Sherrill & Co. II, L.P., ING Furman Selz Investors III L.P., ING Barings Global Leveraged Equity Plan Ltd. and ING Barings U.S. Leveraged Equity Plan LLC.†

10.6	Securities Purchase and Exchange Agreement, dated as of August 21, 2003, by and among TSG Holdings Corp. and the management investors named therein.†
10.7

Management Agreement, dated as of August 21, 2003, by and among Bruckmann, Rosser, Sherrill & Co., LLC, FS Private Investments III LLC (d/b/a Jefferies Capital Partners) and Sheridan Acquisition Corp.†

10.8

Employment and Non-Competition Agreement, dated as of January 2, 1998, between The Sheridan Group, Inc. and John A. Saxton, as amended by First Amendment to Employment Agreement, dated as of April 1, 2000.†*

10.9

Employment and Non-Competition Agreement, dated as of June 30, 2001, between The Sheridan Group, Inc. and G. Paul Bozuwa, as amended by First Amendment to Employment Agreement, dated as of April 18, 2003.†*

10.10	Employment and Non-Competition Agreement, dated as of October 31, 2001, between The Sheridan Group, Inc. and Joan B. Weisman.†*
10.11	TSG Holdings Corp. 2003 Stock-Based Incentive Compensation Plan.†*
10.12	The Sheridan Group, Inc. Executive and Director Deferred Compensation Plan.†*
10.13	The Sheridan Group, Inc. Change-of-Control Incentive Plan for Corporate Staff.*
10.14	The Sheridan Group, Inc. Change-of-Control Incentive Plan for Key Management Employees.*
10.15

Amendment No. 1 to Intercreditor Agreement, dated as of May 11, 2004, by and among The Sheridan Group, Inc., the guarantors signatory thereto, The Bank of New York, as trustee and collateral agent, and Fleet National Bank.†

10.16	Securities Purchase Agreement, dated as of May 25, 2004, by and among TSG Holdings Corp. and the management investors named therein.†
10.17	Joinder Agreement—Securities Holders Agreement, dated as of May 25, 2004, by and among Christopher A. Pierce, Eric Lane, William Braley, Kenneth Stickley, Jr. and TSG Holdings Corp.†
10.18

Joinder Agreement—Registration Rights Agreement, dated as of May 25, 2004, by and among Christopher A. Pierce, Eric Lane, William Braley, Kenneth Stickley, Jr., TSG Holdings Corp., Bruckmann, Rosser, Sherrill & Co. II, L.P., ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd.†

10.19	Employment and Non-Competition Agreement, dated as of May 25, 2004, among The Dingley Press, Inc., Christopher A. Pierce and The Sheridan Group, Inc.†*
21.1	Subsidiaries of The Sheridan Group, Inc.†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

†      Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-110441) and incorporated herein by reference.

*      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned this 31st day of March, 2005.

THE SHERIDAN GROUP, INC.

By:	/s/ John A. Saxton
	Name:	John A. Saxton
	Title:	President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Saxton	President and Chief Executive Officer and Director	March 31, 2005
John A. Saxton	(Principal Executive Officer)

/s/ Robert M. Jakobe	Chief Financial Officer	March 31, 2005
Robert M. Jakobe	(Principal Financial and Accounting Officer)

/s/ Thomas J. Baldwin	Director	March 31, 2005
Thomas J. Baldwin

/s/ Nicholas Daraviras	Director	March 31, 2005
Nicholas Daraviras

/s/ Craig H. Deery	Director	March 31, 2005
Craig H. Deery

/s/ Gary T. DiCamillo	Director	March 31, 2005
Gary T. DiCamillo

/s/ J. Rice Edmonds	Director	March 31, 2005
J. Rice Edmonds

/s/ J. M. Dryden Hall, Jr.	Director	March 31, 2005
J. M. Dryden Hall, Jr.

/s/ James L. Luikart	Director	March 31, 2005
James L. Luikart

/s/ Nicholas R. Sheppard	Director	March 31, 2005
Nicholas R. Sheppard

/s/ George A. Whaling	Director	March 31, 2005
George A. Whaling