Form 10-Q
period 2005-03-31
SHERIDAN GROUP INC
filed 2005-05-13
CIK 1056035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM  10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 333–110441

THE SHERIDAN GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52–1659314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11311 McCormick Road, Suite 260
Hunt Valley, Maryland	21031–1437
(Address of principal executive offices)	(Zip Code)

410–785–7277
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b–2).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

There was 1 share of Common Stock outstanding as of May 13, 2005.

The Sheridan Group, Inc. and Subsidiaries

Quarterly Report

For the Quarter Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$297,640	$4,974,615
Accounts receivable, net of allowance for doubtful accounts of $1,139,415 and $1,136,719, respectively	35,639,125	32,893,070
Inventories	17,711,786	18,562,870
Other current assets	3,526,174	4,325,228
Refundable income taxes	2,086,770	2,531,073
Deferred income taxes	1,907,748	1,907,748
Total current assets	61,169,243	65,194,604
Property, plant and equipment, net	116,838,561	115,253,354
Intangibles, net	47,848,162	48,281,162
Goodwill	47,102,734	47,102,734
Deferred financing costs, net	8,218,288	8,672,108
Other assets	4,163,604	3,893,675
Total assets	$285,340,592	$288,397,637

LIABILITIES
Current liabilities:
Accounts payable	$18,552,093	$17,487,828
Accrued expenses	18,630,058	24,214,084
Total current liabilities	37,182,151	41,701,912

Notes payable and revolving credit facility	165,707,355	164,893,650
Deferred income taxes	24,788,544	24,788,544
Other liabilities	3,128,601	2,948,686
Total liabilities	230,806,651	234,332,792

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 100 shares authorized;1 share issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Additional paid–in capital	50,975,000	50,975,000
Retained earnings	3,558,941	3,089,845
Total stockholders’ equity	54,533,941	54,064,845
Total liabilities and stockholders’ equity	$285,340,592	$288,397,637

The accompanying notes are an integral part of the consolidated financial statements

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004

(Unaudited)

	March 31, 2005	March 31, 2004
Net sales	$84,994,990	$54,396,380
Cost of sales	68,668,782	41,025,133
Gross profit	16,326,208	13,371,247
Selling administrative and other general expenses	10,076,872	8,785,659
Amortization of intangibles	487,551	418,149
Total operating expenses	10,564,423	9,203,808
Operating income	5,761,785	4,167,439
Other (income) expense:
Interest expense	4,747,750	3,098,804
Interest income	(45,143)	(39,972)
Other, net	60,463	(14,213)
Total other expense	4,763,070	3,044,619
Income before income taxes	998,715	1,122,820
Income tax provision	529,619	448,868
Net income	$469,096	$673,952

The accompanying notes are an integral part of the consolidated financial statements

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,2005 and 2004

(Unaudited)

	March 31, 2005	March 31, 2004
Cash flows provided by operating activities:
Net income	$469,096	$673,952
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,626,386	2,337,940
Amortization of intangible assets	487,551	418,149
(Credit) provision for doubtful accounts	(9,706)	41,114
Provision for inventory realizability and LIFO value	25,318	—
Amortization of deferred financing costs and debt discount, included in interest expense	456,137	336,119
Gain on disposition of fixed assets	(50,160)	(13,929)
Changes in operating assets and liabilities
Accounts receivable	(2,736,349)	1,239,820
Inventories	825,766	(666,647)
Other current assets	79,992	290,092
Refundable income taxes	444,303	—
Other assets	(324,481)	(453,557)
Accounts payable	2,301,366	758,897
Accrued expenses	(1,218,457)	(1,801,769)
Accrued interest	(4,379,004)	(2,496,999)
Income tax payable	—	104,203
Other liabilities	193,351	229,078
Net cash provided by operating activities	191,109	996,463

Cash flows used in investing activities:
Purchases of property, plant and equipment	(6,514,411)	(2,092,447)
Proceeds from sale of fixed assets	115,875	22,700
Proceeds from insurance coverage	719,061	—
Deferred acquisition costs	—	(498,634)
Net cash used in investing activities	(5,679,475)	(2,568,381)

Cash flows provided by (used in) financing activities:
Borrowing of revolving line of credit	3,655,391	—
Repayment of revolving line of credit	(2,844,000)	—
Payment of deferred financing costs in connection with long term debt	—	(8,208)
Net cash provided by (used in) financing activities	811,391	(8,208)

Net decrease in cash and cash equivalents	(4,676,975)	(1,580,126)

Cash and cash equivalents at beginning of period	4,974,615	9,917,752

Cash and cash equivalents at end of period	$297,640	$8,337,626

Non–cash investing and financing activities
Asset additions in accounts payable	$1,228,348	$1,071,367

The accompanying notes are an integral part of the consolidated financial statements

THE SHERIDAN GROUP, INC. and SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

(Unaudited)

1.     Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of March 31, 2005 and its results of operations for the three month periods ended March 31, 2005 and 2004 and its cash flows for the three month periods ended March 31, 2005 and 2004. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated.

These condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. ...”  This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is evaluating the impact of SFAS 151 on financial results.

In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost of equity based service awards be measured based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  SFAS 123R requires the measurement of the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  SFAS 123R is effective for share-based payments occurring in annual periods beginning after June 15, 2005.  The Company is currently evaluating the impact of SFAS 123R on its financial results.

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

2.     The Dingley Acquisition

On March 5, 2004, the Company entered into an agreement to purchase substantially all of the assets and business of The Dingley Press of Lisbon, Maine (the “Dingley Acquisition”). On May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes (the “2004 Notes”) totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011. Proceeds from the 2004 Notes of $61.2 million (which included a premium), together with approximately $4.0 million of stock issued by TSG Holdings Corp., which was contributed to the Company as additional paid–in capital, were used to fund the Dingley Acquisition and to cover fees and expenses of the 2004 Notes offering and the Dingley Acquisition. The total purchase price for the Dingley Acquisition was $84.3 million, which consisted of cash paid of $65.5 million, liabilities assumed of $14.9 million and financing costs of $3.9 million. Included in the purchase price was a standard seller indemnity escrow fund totaling $3.0 million which expires on November 25, 2005. The results of operations of The Dingley Press have been included in the Company’s results of operations since May 25, 2004, the date of the Dingley Acquisition.

The Dingley Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the Company accordingly allocated the purchase price of The Dingley Press based upon the fair value of net assets acquired and liabilities assumed. The total purchase price was allocated to the acquired assets and liabilities based on their respective fair values at May 25, 2004 as follows (in thousands):

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

The following unaudited pro forma summary, for the period shown below, presents the consolidated results of operations as if the Dingley Acquisition had occurred as of January 1, 2004. The summary includes adjustments for depreciation and amortization of noncurrent assets, purchased inventory write–up, income taxes, interest expense on the debt incurred to fund the Dingley Acquisition, management fees and transaction costs which would have been incurred had the Dingley Acquisition occurred as of the beginning of the period presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Dingley Acquisition and other transactions occurred as of that date or results which may occur in the future.

Three Months Ended March 31, 2004
(in thousands)
Net sales	$76,282
Net income	$745

3.     Inventory

Components of net inventories at March 31, 2005 and December 31, 2004 were as follows:

(in thousands)	March 31, 2005	December 31, 2004
Work–in–process	$8,402	$7,592
Raw materials (principally paper)	9,340	11,001
	17,742	18,593
Excess of current costs over LIFO inventory value	(30)	(30)
Net inventory	$17,712	$18,563

The Company maintains a reserve for the realizability of inventory in the amounts of $152,462 and $127,144 as of March 31, 2005 and December 31, 2004, respectively, which are included in the amounts in the table above relating to work–in–process and raw materials.

4.     Notes Payable and Revolving Credit Facility

On August 21, 2003, the Company completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $103.8 million as of March 31, 2005.

On May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011. The carrying value of the 2004 Notes was $61.1 million as of March 31, 2005. The 2004 Notes have identical terms to the 2003 Notes.

The 2003 Notes and the 2004 Notes are collateralized by security interests in substantially all of the assets of the Company and its subsidiaries, subject to permitted liens. The capital stock, securities and other payment rights of the Company’s subsidiaries will constitute collateral for the 2003 Notes and the 2004 Notes only to the extent that Rule 3–10 and Rule 3–16 of Regulation S–X under the Securities Act do not require separate financial statements of a subsidiary to be filed with the SEC. Payment obligations under the 2003 Notes and the 2004 Notes are guaranteed jointly and severally, full and unconditionally, by all of the Company’s subsidiaries. The Sheridan Group, Inc. (the stand–alone parent company) owns 100% of the outstanding stock of all of its subsidiaries and has no material independent assets or operations. There are no restrictions on the ability of The Sheridan Group, Inc. (the stand–alone parent company) to obtain funds by dividend, advance or loan from its subsidiaries.

In connection with the offerings of the 2003 Notes and the 2004 Notes, the Company entered into registration rights agreements pursuant to which the Company was required to register the 2003 Notes and the 2004 Notes with the SEC. The Company filed Registration Statements on Form S–4 with the SEC in connection with exchange offers of its outstanding 2003 Notes and 2004 Notes for like principal amounts of new senior secured notes. The Registration Statement covering the 2003 Notes was declared effective on October 13, 2004. The Registration Statement covering the 2004 Notes was declared effective on October 25, 2004. The new senior secured notes are identical in all material respects to the 2003 Notes and the 2004 Notes, except that the new senior secured notes do not bear legends restricting the transfer thereof.

The terms of the registration rights agreement relating to the 2003 Notes required the Company to have had an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004. Because of additional SEC requirements as a result of the Dingley Acquisition, the Company was not able to satisfy this requirement until October 13, 2004. Consequently, the Company paid additional interest with respect to the 2003 Notes totaling approximately $31,000, for the three months ended March 31, 2004. The 2004 Notes did not accrue additional interest since the registration of the 2004 Notes was declared effective prior to November 21, 2004.

In an event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Concurrent with the offering of the 2003 Notes, the Company entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrent with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at the Company’s option and mature in May 2009. Interest is payable monthly in arrears. The Company has agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, the Company has agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of March 31, 2005, the Company had borrowings outstanding under the Revolver of $0.8 million, had unused amounts available of $27.4 million and had $1.8 million in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and its subsidiaries, subject to permitted liens. The Revolver contains various covenants including provisions that prohibit the Company from incurring and prepaying other indebtedness and places restrictions on the Company’s ability to pay dividends. It also requires the Company to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the revolving credit agreement). The Company has complied with all of the restrictive covenants as of March 31, 2005.

In an event of default, all principal and interest due under the Revolver shall be immediately due and payable.

Components of notes payable and revolver outstanding at March 31, 2005 and December 31, 2004 were as follows:

(in thousands)	March 31, 2005	December 31, 2004
Senior secured notes	$164,896	$164,894
Revolver	811	—
Total notes payable and revolver	$165,707	$164,894

5.     Accrued Expenses

Accrued expenses as of March 31, 2005 and December 31, 2004 consisted of the following:

(in thousands)	March 31, 2005	December 31, 2004
Payroll and related expenses	$4,563	$6,027
Profit sharing accrual	967	1,834
Accrued interest	2,116	6,495
Customer prepayments	4,464	3,638
Deferred revenue	1,987	1,315
Self–insured health and workers’ compensation accrual	2,819	2,792
Other	1,714	2,113
Total	$18,630	$24,214

6.     Stock–Based Compensation

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

The following table reflects pro forma net income for the three months ended March 31, 2005 and March 31, 2004 had the Company elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock–Based Compensation”:

	Three months ended
(in thousands)	March 31, 2005	March 31, 2004
Net income
As reported	$469	$674
Stock–based compensation cost, net of tax, based on the fair value method	(4)	(3)
Pro forma	$465	$671

No new option issuances occurred under the plan during the three months ended March 31, 2005.

7.     Business Segments

The Company is a specialty printer in the United States offering a full range of printing and value–added support services for the journal, catalog, magazine, book and article reprint markets. The Company’s business includes three business reporting segments comprised of ‘‘Short–run Journals’’, “Specialty Catalogs” and ‘‘Other Publications.’’ Short–run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run sizes of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run sizes between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments which produce specialty magazines, medium–run journals and short–run books. Certain operations within the Company’s Other Publications segment have been aggregated following the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to the similar characteristics of their financial performance and operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

The accounting policies of the operating segments are the same as those described in Note 3 “Summary of Significant Accounting Policies” in the financial statements in the Company’s most recent Annual Report on Form 10–K for the year ended December 31, 2004. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain shared costs, such as corporate profit sharing and bonuses and the amortization of a non–compete agreement with the Company’s former Chairman of the Board, are not allocated to the segments. The Company’s customer base resides in the continental United States and its manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

The Company had one customer, High Response Holdings, Inc., which accounted for 15.4% of total Company net sales for the three month period ended March 31, 2005. Net sales for this customer are reported in the “Specialty Catalog” segment. High Response Holdings, Inc. accounted for 10.0% of the Company’s total accounts receivable balance as of March 31, 2005. Since this segment was acquired on May 25, 2004, as a result of the Dingley Acquisition, High Response Holdings, Inc. was not an element of total Company net sales or accounts receivable for the three month period ended and as of March 31, 2004.

The following table provides segment information as of March 31, 2005 and 2004 and for the three month periods then ended:

	Three months ended March 31,
(in thousands)	2005	2004

Net sales
Short–run journals	$24,417	$23,123
Specialty catalogs	27,654	—
Other publications	34,186	32,551
Intersegment sales elimination	(1,262)	(1,278)
Consolidated total	$84,995	$54,396

Operating income
Short–run journals	$3,286	$3,213
Specialty catalogs	972	—
Other publications	2,151	1,369
Corporate expenses	(647)	(415)
Consolidated total	$5,762	$4,167

	March 31, 2005	December 31, 2004
Assets
Short–run journals	$84,173	$94,442
Specialty catalogs	85,563	77,406
Other publications	111,261	112,348
Corporate	4,344	4,202
Consolidated total	$285,341	$288,398

A reconciliation of total segment operating profit to consolidated income before income taxes is as follows:

	Three months ended March 31,
(in thousands)	2005	2004

Total operating income (as shown above)	$5,762	$4,167
Interest expense	(4,748)	(3,098)
Interest income	45	40
Other, net	(60)	14
Income before income taxes	$999	$1,123

8.     Income Taxes

The Company’s effective income tax rate was 53.0% for the three month period ended March 31, 2005 and 40.0% for the three month period ended March 31, 2004. The amount of tax expense differs from the amount obtained by application of statutory rates primarily due to a greater amount of the Company’s taxable income being apportioned to Maine as well as the impact of Maine’s unitary tax filing requirements, both as a result of the Dingley Acquisition.

9.     Related Party Transactions

The Company has a 10–year management agreement with its principal equity sponsors, expiring in August of 2013, under which a management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. The Company expensed $0.2 million and $0.1 million in such fees for the three month periods ended March 31, 2005 and March 31, 2004, respectively.

10.  Contingencies

The Company is party to legal actions as a result of various claims arising in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

11.  Subsequent Event

In May 2005 our two principal shareholders, BRS and funds affiliated with Jefferies Capital Partners, each entered into a separate limited liability company agreement with John A. Saxton, our chief executive officer, pursuant to which each principal shareholder contributed their preferred and common stock of TSG Holdings Corp., our parent corporation, to a limited liability company, or LLC, in exchange for limited liability company interests in the LLC, and Mr. Saxton acquired an interest in the LLC for nominal consideration. Mr. Saxton’s interest in each LLC entitles him to receive a portion of any profit earned by the LLC on the shares of TSG Holdings Corp. stock held by it, after the principal shareholder has received back its entire investment in such shares, plus a specified return on its investment. Under each limited liability company agreement, Mr. Saxton will forfeit his interest in the LLCs if he terminates or we terminate his employment for any reason; however, if Mr. Saxton’s employment is terminated as a result of his death, one–third of his interest in the LLC will not be forfeited for each year of his service following the date of the limited liability company agreement.

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Annual Report on Form 10–K for the fiscal year ended December 31, 2004. References to the “Company” refer to The Sheridan Group, Inc. The terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of the Company and all of its subsidiaries.

Forward–Looking Statements

This Quarterly Report on Form 10–Q includes “forward–looking statements.”  Forward–looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

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

Forward–looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward–looking statements, might cause us to modify our plans or objectives, may affect our ability to pay timely amounts due under our outstanding notes and/or may affect the value of our outstanding notes. New risks factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward–looking statements. Given these risks and uncertainties, actual future results may be materially different from what we plan or expect. We caution you that any forward–looking statement reflects only our belief at the time the statement is made. We will not update these forward–looking statements even if our situation changes in the future.

Overview

Company Background

We are a leading specialty printer offering a full range of printing and value–added support services for the journal, catalog, magazine, book and article reprint markets. We provide a wide range of printing services and value–added support services, such as electronic copy–editing, composition, digital proofing, subscriber database maintenance, distribution services and electronic publishing support. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company while maintaining the high level of service and flexibility of a smaller company.

The Dingley Acquisition

On March 5, 2004, the Company entered into an agreement to purchase substantially all of the assets and business of The Dingley Press of Lisbon, Maine (the “Dingley Acquisition”). On May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes (the “2004 Notes”) totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011. Proceeds from the 2004 Notes of $61.2 million (which included a premium), together with approximately $4.0 million of stock issued by TSG Holdings Corp., which was contributed to the Company as additional paid–in capital, were used to fund the Dingley Acquisition and to cover fees and expenses of the 2004 Notes offering and the Dingley Acquisition. The total purchase price for the Dingley Acquisition was $84.3 million, which consisted of cash paid of $65.5 million, liabilities assumed of $14.9 million and financing costs of $3.9 million. Included in the purchase price was a standard seller indemnity escrow fund totaling $3.0 million which expires on November 25, 2005. The results of operations of The Dingley Press have been included in the Company’s results of operations since May 25, 2004, the date of the Dingley Acquisition.

The Dingley Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the Company accordingly allocated the purchase price of The Dingley Press based upon the fair value of net assets acquired and liabilities assumed.

The Notes

On August 21, 2003, the Company completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). On May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011. The 2004 Notes have identical terms to the 2003 Notes.

The 2003 Notes and the 2004 Notes are collateralized by security interests in substantially all of the assets of the Company and its subsidiaries, subject to permitted liens. The capital stock, securities and other payment rights of the Company’s subsidiaries will constitute collateral for the 2003 Notes and the 2004 Notes only to the extent that Rule 3–10 and Rule 3–16 of Regulation S–X under the Securities Act do not require separate financial statements of a subsidiary to be filed with the SEC. Payment obligations under the 2003 Notes and the 2004 Notes are guaranteed jointly and severally, full and unconditionally, by all of the Company’s subsidiaries. The Sheridan Group, Inc. (the stand–alone parent company) owns 100% of the outstanding stock of all of its subsidiaries and has no material independent assets or operations. There are no restrictions on the ability of The Sheridan Group, Inc. (the stand–alone parent company) to obtain funds by dividend, advance or loan from its subsidiaries.

In connection with the offerings of the 2003 Notes and the 2004 Notes, the Company entered into registration rights agreements pursuant to which the Company is required to register the 2003 Notes and the 2004 Notes with the SEC. The Company filed Registration Statements on Form S–4 with the SEC in connection with exchange offers of its outstanding 2003 Notes and 2004 Notes for like principal amounts of new senior secured notes. The Registration Statement covering the 2003 Notes was declared effective on October 13, 2004. The Registration Statement covering the 2004 Notes was declared effective on October 25, 2004. The new senior secured notes are identical in all material respects to the 2003 Notes and the 2004 Notes, except that the new senior secured notes do not bear legends restricting the transfer thereof.

The terms of the registration rights agreement relating to the 2003 Notes required the Company to have had an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004. Because of additional SEC requirements as a result of the Dingley Acquisition, the Company was not able to satisfy this requirement until October 13, 2004. Consequently, the Company paid additional interest with respect to the 2003 Notes totaling approximately $31,000 for the three months ended March 31, 2004. The Company paid additional interest with respect to the 2003 Notes totaling approximately $319,000 for the year ended December 31, 2004. The Company did not accrue additional interest with respect to the 2004 Notes since registration of the 2004 Notes was declared effective prior to November 21, 2004.

In the event of default, the holders of at least 25% in the aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Critical Accounting Policies

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in the Company’s most recent Annual Report on Form 10–K for the year ended December 31, 2004, have the greatest potential impact on the Company’s financial statements, so the Company considers these to be its critical accounting policies. These policies include the Company’s accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self–insurance. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of its financial statements with useful and reliable information about its operating results and financial condition. There has been no significant change in these policies since December 31, 2004.

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

	Three months ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	80.8	75.4
Gross margin	19.2	24.6
Selling, administrative and other general expenses	11.8	16.2
Amortization of intangibles	0.6	0.7
Total operating expenses	12.4	16.9
Operating margin	6.8	7.7
Other (income) expense:
Interest expense	5.6	5.7
Interest income	(0.1)	(0.1)
Other, net	0.1	0.0
Total other expense	5.6	5.6
Income before income taxes	1.2	2.1
Income tax provision	0.6	0.8
Net income	0.6%	1.3%

Our business includes three reportable segments comprised of “Short–run Journals”, “Specialty Catalogs” and “Other Publications.”  Short–run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run sizes of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run sizes between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments, which produce specialty magazines, medium–run journals and short–run books.

	Three months ended March 31,
(in thousands)	2005	2004

Net sales
Short–run journals	$24,417	$23,123
Specialty catalogs	27,654	—
Other publications	34,186	32,551
Intersegment sales elimination	(1,262)	(1,278)
Consolidated total	$84,995	$54,396

Operating income
Short–run journals	$3,286	$3,213
Specialty catalogs	972	—
Other publications	2,151	1,369
Corporate expenses	(647)	(415)
Consolidated total	$5,762	$4,167

	March 31, 2005	December 31, 2004
Assets
Short–run journals	$84,173	$94,442
Specialty catalogs	85,563	77,406
Other publications	111,261	112,348
Corporate	4,344	4,202
Consolidated total	$285,341	$288,398

Net sales were $85.0 million for the first quarter of 2005, a $30.6 million or 56.3% increase compared to net sales of $54.4 million for the first quarter of 2004. The Dingley Acquisition, completed in May 2004, added the catalog segment of the printing market and accounted for $27.7 million of the sales growth for the three month period. Growth in short–run journals combined with stronger net sales in other publications accounted for the rest of the increase. Net sales included shipping and postage fees billed to customers totaling $7.8 million and $5.1 million during the first quarter of 2005 and 2004, respectively.

Net sales for the short–run journal segment were $24.4 million for the first quarter of 2005, a $1.3 million or 5.6% increase compared to net sales of $23.1 million for the first quarter of 2004. The increase in net sales for the short–run journals segment was attributable to new titles that were awarded to us as well as higher paper, shipping and postage revenue. Net sales for the other publications segment were $34.2 million for the first quarter of 2005, a $1.6 million or 5.0% increase compared to net sales of $32.6 million for the same period of 2004. Continued growth in medium–run journals and magazine revenues as well as increased paper, shipping and postage revenue, partially offset by softness in book sales, accounted for the growth in the other publications segment.

Gross profit was $16.3 million in the first quarter of 2005, a $2.9 million or 22.1% increase compared to gross profit of $13.4 million for the first quarter of 2004. Gross margin decreased to 19.2% of net sales for the first quarter of 2005 compared to 24.6% in the first quarter of 2004. The gross margin decline for the first quarter of 2005 was attributable solely to the acquisition of

The Dingley Press, as the specialty catalog segment has a lower gross margin than our other businesses.

Selling, administrative and other general expenses were $10.1 million for the first quarter of 2005, a $1.3 million or 14.7% increase compared to $8.8 million for the first quarter of 2004. Selling, administrative and other general expenses were higher in the first quarter of 2005 compared to the same period in 2004 principally due to the inclusion of selling, administrative and other general expenses of The Dingley Press as a result of the Dingley Acquisition, completed in May 2004. We also incurred about $0.3 million in costs related to compliance with our public reporting obligations and other requirements under the provisions of the Sarbanes–Oxley Act of 2002 during the first quarter of 2005; no such costs were present in the same period of 2004.

Amortization expense was $0.5 million in the first quarter of 2005, a $0.1 million increase compared to amortization expense of $0.4 million for the same period in 2004. The increase in amortization expense in the first quarter was due to the recognition of intangible assets associated with the Dingley Acquisition in May 2004.

Operating income was $5.8 million in the first quarter of 2005, a $1.6 million or 38.3% increase compared to operating income of $4.2 million for the first quarter of 2004. The Dingley Acquisition, completed in May 2004, added the catalog segment of the printing market and accounted for $1.0 million of the increased operating income for the three month period. The remaining increase in operating income was primarily the result of improved margins in the other publications segment. Operating margin in the first quarter of 2005 was 6.8%, reflecting a 0.9 margin point decrease compared to an operating margin of 7.7% in the first quarter of 2004. Operating margins were lower in the first quarter of 2005 due to the acquisition of The Dingley Press in May 2004, as the specialty catalog segment has a lower operating margin than the Company’s other businesses.

Operating income for the short–run journal segment was $3.3 million for the first quarter of 2005, a $0.1 or 2.3% increase compared to operating income of $3.2 million for the first quarter of 2004. Operating margin for the short–run journal segment was 13.5%, a 0.4 margin point decrease compared to an operating margin of 13.9% in the first quarter of 2004. Increases in paper and shipping expenses, which are costs passed through to our customers, were primarily responsible for the decrease in margins. Operating income for the other publications segment was $2.2 million for the first quarter of 2005, a $0.8 million or 57.1% increase compared to operating income of $1.4 million for the first quarter of 2004. Operating margin for the other publications segment was 6.3%, a 2.1 margin point increase compared to an operating margin of 4.2% in the first quarter of 2004. The increased operating margin in the other publications segment was primarily due to sales growth in medium–run journals and magazines as well as manufacturing labor and overhead savings realized from the closing and sale of the Sheridan Books facility in Fredericksburg, VA and the consolidation of the manufacturing operations into our facility in Chelsea, MI (during the third and fourth quarter of 2004), partially offset by increases in paper and shipping expenses.

Interest expense was $4.7 million in the first quarter of 2005, a $1.6 million or 53.2% increase compared to interest expense of $3.1 million for the first quarter of 2004. This increase was primarily attributable to the increase in debt associated with the Dingley Acquisition.

Other income or expense (including interest income) was negligible in the first quarter of 2005 compared to income of $0.1 million during the first quarter of 2004.

Income before income taxes was $1.0 million for the first quarter of 2005, a $0.1 million decrease compared to income before income taxes for the first quarter of 2004 of $1.1 million. The decrease in income before income taxes for the three month period primarily resulted from the increased interest expense associated with the financing of the Dingley Acquisition in May 2004 as well as costs incurred to comply with the provisions of the Sarbanes–Oxley Act of 2002, partially offset by improved profitability in other publications. Income before income taxes margin of 1.2% for the first quarter of 2005 decreased 0.9 margin points compared to a 2.1% margin for the same period of 2004. This decrease in the margin was primarily attributable to the specialty catalog segment, which has a lower margin than our other businesses, and the impact of the costs associated with compliance with the Sarbanes–Oxley Act of 2002.

Our effective income tax rate was 53.0% for the first quarter of 2005 compared to 40.0% for the same period in 2004. The increase was caused primarily by an increase in our effective state rate resulting from the apportionment of a greater amount of our taxable income to Maine as well as the impact of Maine’s unitary tax filing requirements, both attributable to the Dingley Acquisition.  The effective income tax rate is anticipated to approximate a more normalized 43% in future years.  The anticipated reduction from the current rate is attributable to the fact that during 2005 the deferred tax provision reflects the impact of the higher Maine effective income tax rate on future taxable items.

Net income was $0.5 million during the first quarter of 2005, a $0.2 million decrease compared to net income of $0.7 million for the first quarter of 2004. The decrease in net income for the three month period primarily resulted from the increased interest expense associated with the Dingley Acquisition in May 2004 and costs incurred to comply with the provisions of the Sarbanes–Oxley Act of 2002, partially offset by improved profitability in other publications.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $0.2 million for the first three months of 2005 compared to $1.0 million for the first three months of 2004. This $0.8 million decrease was primarily the result of unfavorable working capital changes, most notably accounts receivable and accrued interest partially offset by a favorable change in inventories and accounts payable. The net unfavorable working capital changes were partially offset by increases in non–cash expense items such as depreciation and amortization related to the Dingley Acquisition.

Investing Activities

Net cash used in investing activities was $5.7 million for the first three months of 2005 compared to $2.6 million for the first three months of 2004. This $3.1 million increase was primarily the result of a $4.4 million increase in plant and equipment purchased in the ordinary course of business. This increase in cash used was partially offset by insurance proceeds received as a result of a property damage claim and the absence, in 2005, of transaction costs related to the Dingley Acquisition.

Financing Activities

Total debt outstanding at March 31, 2005 was $165.7 million compared to $164.9 million at December 31, 2004. This $0.8 million increase in debt is due to a $0.8 million increase in the working capital facility used to partially fund operating and investing activities.

We had cash of $0.3 million as of March 31, 2005 compared to $5.0 million as of December 31, 2004. For the three months ended March 31, 2005, we utilized cash on hand, cash provided by operating activities as well as cash from the working capital facility to make investments in new plant and equipment and make the semi–annual interest payments on the 2003 Notes and the 2004 Notes.

Our principal source of liquidity will be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2005 will total about $18.3 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of March 31, 2005, we had total indebtedness of $165.7 million comprised of $164.9 million due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011, and $0.8 million due under our working capital facility, with a scheduled maturity of May 2009. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

Concurrent with the closing of the Dingley Acquisition and the closing of the 2004 Notes, we amended our working capital facility. This amendment, among other things, increased our borrowing availability from $18.0 million to $30.0 million. The terms of our working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re–borrow such advances until the May 2009 maturity date.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Our working capital facility contains various restrictive covenants. Among other things, it prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and requires us to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. Prior to the consummation of the Dingley Acquisition and the closing of the 2004 Notes, the required interest coverage ratio was 2:00 to 1:00 and the minimum WCF EBITDA requirement was $21.0 million. In connection with the Dingley Acquisition and the closing of the 2004 Notes, the minimum WCF EBITDA requirement was raised to $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the twelve months ended March 31, 2005, our interest coverage ratio was 2:42 to 1:00 and our WCF EBITDA for purposes of our working capital facility was $42.2 million. For purposes of these calculations, the financial results of The Dingley Press were combined with our results for the full year. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

WCF EBITDA calculated pursuant to the working capital facility is defined as net income (loss) before interest expense, income taxes, depreciation, amortization, management fees (as defined in the management agreement) and other non–cash charges (including all fees and costs relating to the transactions contemplated by the working capital facility) as defined in the working capital facility. WCF EBITDA calculated pursuant to the working capital facility is not an indicator of financial performance or liquidity under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flows from operating activities or other traditional indicators of operating performance.

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$191	$996
Accounts receivable	2,736	(1,240)
Inventories	(826)	666
Other current assets	(80)	(290)
Refundable income taxes	(444)	—
Other assets	324	454
Accounts payable	(2,301)	(758)
Accrued expenses	1,218	1,801
Accrued interest	4,379	2,497
Income taxes payable	—	(104)
Other liabilities	(193)	(229)
Credit (provision) for doubtful accounts	10	(41)
Provision for inventory realizability and LIFO value	(26)	—
Gain on disposition of fixed assets, net	50	14
Income tax provision	530	449
Cash interest expense	4,292	2,763
Management fees	203	146
Non cash adjustments:
Decrease(increase) in market value of investments	31	(15)
Amortization of prepaid lease costs	21	21
Loss on disposition of fixed assets	36	3
Working Capital Facility EBITDA	$10,151	$7,133

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

Contractual Obligations

The following table summarizes the Company’s future minimum non–cancellable contractual obligations as of March 31, 2005:

	Payments Due by Period
(in thousands)	Total	2005	2006 to 2007	2008 to 2009	2010 and beyond
Long term debt, including interest(1)	$277,857	$8,457	$33,825	$34,636	$200,939
Operating leases	15,727	3,891	7,902	3,617	317
Purchase obligations(2)	21,773	9,880	6,638	5,151	104
Other long–term obligations(3)	1,595	185	493	451	466
Total	$316,952	$22,413	$48,858	$43,855	$201,826

(1)   Includes the $105.0 million aggregate principal amount due on the 2003 Notes and the $60.0 million aggregate principal amount due on the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011. Also included is the principal balance on the revolving credit facility, due in May 2009. Due to uncertainties as to future borrowings and interest rates, interest on the revolving credit facility is not included here. The interest rate on the revolving credit facility was 5.75% as of March 31, 2005.

(2)   Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)   Represents payments due under non-compete arrangements with our former Chairman of the Board and the President of The Dingley Press.

Off Balance Sheet Arrangements

At March 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. ....”  This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is evaluating the impact of SFAS 151 on financial results.

In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost of equity based service awards be measured based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  SFAS 123R requires the measurement of the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  SFAS 123R is effective for share-based payments occurring in annual periods beginning after June 15, 2005.  The Company is currently evaluating the impact of SFAS 123R on its financial results.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non–derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on our long–term debt.

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and our expenses in the three months ended March 31, 2005 and 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. The Company currently has borrowings under its revolving credit facility and estimates that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the three month period ended March 31, 2005. All of our other debt carries fixed interest rates.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and the with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the CEO and CFO concluded that the our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

In connection with the Dingley Acquisition, our registered independent accounting firm identified certain matters that they considered to be “material weaknesses” involving internal accounting controls and the operation of such controls. The material weaknesses identified at The Dingley Press primarily related to the application of generally accepted accounting principles. In order to address these weaknesses we have undertaken programs to improve disclosure and reporting controls including the initiation of a more robust financial reporting and disclosure process that ensures all significant business transactions and matters are reviewed, that generally accepted accounting principles are considered and that related financial statement disclosures are provided. Until such time as all of the needed controls are in place and deemed to be operating effectively, we have instituted compensating controls such as extensive business performance reviews to address the control weaknesses and to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time, we are party to various legal actions in the ordinary course of our business.

Item 2.      Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

In May 2005 our two principal shareholders, BRS and funds affiliated with Jefferies Capital Partners, each entered into a separate limited liability company agreement with John A. Saxton, our chief executive officer, pursuant to which each principal shareholder contributed their preferred and common stock of TSG Holdings Corp., our parent corporation, to a limited liability company, or LLC, in exchange for limited liability company interests in the LLC, and Mr. Saxton acquired an interest in the LLC for nominal consideration. Mr. Saxton’s interest in each LLC entitles him to receive a portion of any profit earned by the LLC on the shares of TSG Holdings Corp. stock held by it, after the principal shareholder has received back its entire investment in such shares, plus a specified return on its investment. Under each limited liability company agreement, Mr. Saxton will forfeit his interest in the LLCs if he terminates or we terminate his employment for any reason; however, if Mr. Saxton’s employment is terminated as a result of his death, one–third of his interest in the LLC will not be forfeited for each year of his service following the date of the limited liability company agreement.

Item 6.      Exhibits.

Exhibits

10.20	Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings (BRS), LLC by and between Bruckmann, Rosser, Sherrill & Co. II, L.P. and John A. Saxton.

10.21

Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings (Jefferies), LLC by and among ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. and John A. Saxton.

10.22

Amendment No. 1 to the Securities Holders Agreement, dated as of May 10, 2005, by and among TSG Holdings Corp., Bruckmann, Rosser, Sherrill & Co. II, L.P., The Sheridan Group Holdings (BRS), LLC, ING Furman Selz Investors III L.P., ING Barings Global Leveraged Equity Plan Ltd., ING Barings U.S. Leveraged Equity Plan LLC, The Sheridan Group Holdings (Jefferies), LLC.

10.23

Amendment No. 1 to the Registration Rights Agreement, dated as of May 10, 2005, by and among TSG Holdings Corp., Bruckmann, Rosser, Sherrill & Co. II, L.P., The Sheridan Group Holdings (BRS), LLC, ING Furman Selz Investors III L.P., ING Barings Global Leveraged Equity Plan Ltd., ING Barings U.S. Leveraged Equity Plan LLC, The Sheridan Group Holdings (Jefferies), LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	May 13, 2005