Form 10-Q
period 2005-06-30
SHERIDAN GROUP INC
filed 2005-08-11
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM  10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

There was 1 share of Common Stock outstanding as of August 11, 2005.

The Sheridan Group, Inc. and Subsidiaries

Quarterly Report

For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$5,612,848	$4,974,615
Accounts receivable, net of allowance for doubtful accounts of $1,122,288 and $1,136,719, respectively	34,206,565	32,893,070
Inventories, net	26,228,628	18,562,870
Other current assets	5,333,180	6,232,976
Refundable income taxes	1,758,989	2,531,073
Total current assets	73,140,210	65,194,604

Property, plant and equipment, net	117,409,609	115,253,354
Intangibles, net	47,415,162	48,281,162
Goodwill	47,102,734	47,102,734
Deferred financing costs, net	7,772,896	8,672,108
Other assets	4,225,430	3,893,675

Total assets	$297,066,041	$288,397,637

LIABILITIES

Current liabilities:
Accounts payable	$20,036,174	$17,487,828
Accrued expenses	29,461,081	24,214,084
Total current liabilities	49,497,255	41,701,912

Notes payable and revolving credit facility	164,898,386	164,893,650
Deferred income taxes and other liabilities	28,045,470	27,737,230
Total liabilities	242,441,111	234,332,792

STOCKHOLDER’S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	50,975,000	50,975,000
Retained earnings	3,649,930	3,089,845
Total stockholder’s equity	54,624,930	54,064,845

Total liabilities and stockholder’s equity	$297,066,041	$288,397,637

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$84,124,197	$63,938,420	$169,119,187	$118,334,800

Cost of sales	68,821,909	49,067,822	137,490,691	90,092,955

Gross profit	15,302,288	14,870,598	31,628,496	28,241,845

Selling, administrative and other general expenses	10,029,198	9,011,580	20,106,070	17,797,239
Amortization of intangibles	487,552	444,822	975,103	862,971

Total operating expenses	10,516,750	9,456,402	21,081,173	18,660,210

Operating income	4,785,538	5,414,196	10,547,323	9,581,635

Other (income) expense:
Interest expense	4,738,906	3,840,527	9,486,656	6,939,331
Interest income	(107,874)	(53,139)	(153,017)	(93,112)
Other, net	(66,740)	22,522	(6,277)	8,309

Total other expense	4,564,292	3,809,910	9,327,362	6,854,528

Income before income taxes	221,246	1,604,286	1,219,961	2,727,107

Income tax provision	130,257	606,002	659,876	1,054,870

Net income	$90,989	$998,284	$560,085	$1,672,237

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows provided by operating actvities:
Net income	$560,085	$1,672,237
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,411,855	5,210,588
Amortization of intangible assets	975,103	862,970
Provision (credit) for doubtful accounts	(73,522)	128,127
Provision (credit) for inventory realizability and LIFO value	(40,259)	17,212
Amortization of deferred financing costs and debt discount, included in interest expense	903,950	718,686
(Gain) loss on disposition of fixed assets	6,665	(18,070)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed
Accounts receivable	(1,239,973)	1,197,183
Inventories	(7,625,499)	(246,754)
Other current assets	180,734	275,685
Refundable income taxes	772,084	(452,079)
Other assets	(440,859)	(647,313)
Accounts payable	3,965,129	(2,294,384)
Accrued expenses	5,369,951	2,646,844
Accrued interest	(122,955)	2,636,278
Other liabilities	308,239	418,831
Net cash provided by operating activities	10,910,728	12,126,041

Cash flows used in investing activities:
Purchases of property, plant and equipment	(11,120,631)	(5,501,782)
Proceeds from sale of fixed assets	129,075	28,480
Proceeds from insurance coverage	719,061	—
Acquisition of business	—	(63,746,854)
Net cash used in investing activities	(10,272,495)	(69,220,156)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	3,655,391	—
Repayment of revolving line of credit	(3,655,391)	—
Proceeds from issuance of long term debt	—	61,200,000
Payment of deferred financing costs in connection with long term debt	—	(3,129,012)
Net cash provided by financing activities	—	58,070,988

Net increase in cash and cash equivalents	638,233	976,873

Cash and cash equivalents at beginning of period	4,974,615	9,917,752

Cash and cash equivalents at end of period	$5,612,848	$10,894,625

Non-cash investing and financing activities
Asset additions in accounts payable	$1,048,666	$400,650

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. and SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

(Unaudited)

1.              Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of June 30, 2005 and its results of operations for the three and six month periods ended June 30, 2005 and 2004 and its cash flows for the six month periods ended June 30, 2005 and 2004. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated.

These condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. ...”  This Statement now requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have an impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice.

On June 7, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principles and error corrections. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2004	June 30, 2004

Net sales	$78,993	$155,275

Net income	$734	$1,479

3.              Inventory

Components of net inventories at June 30, 2005 and December 31, 2004 were as follows:

(in thousands)	June 30, 2005	December 31, 2004
Work-in-process	$8,091	$7,592
Raw materials (principally paper)	18,168	11,001
	26,259	18,593
Excess of current costs over LIFO inventory value	(30)	(30)
Net inventory	$26,229	$18,563

The Company maintains a reserve for the realizability of inventory in the amounts of $86,885 and $127,144 as of June 30, 2005 and December 31, 2004, respectively, which are included in the amounts in the table above relating to work–in–process and raw materials.

4.              Notes Payable and Revolving Credit Facility

On August 21, 2003, the Company completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $103.8 million as of June 30, 2005.

On May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011. The carrying value of the 2004 Notes was $61.1 million as of June 30, 2005. The 2004 Notes have identical terms to the 2003 Notes.

The 2003 Notes and the 2004 Notes are collateralized by security interests in substantially all of the assets of the Company and its subsidiaries, subject to permitted liens. The capital stock, securities and other payment rights of the Company’s subsidiaries will constitute collateral for the 2003 Notes and the 2004 Notes only to the extent that Rule 3–10 and Rule 3–16 of Regulation S–X under the Securities Act do not require separate financial statements of a subsidiary to be filed with the SEC. Payment obligations under the 2003 Notes and the 2004 Notes are guaranteed jointly and severally, and unconditionally, by all of the Company’s subsidiaries. The Sheridan Group, Inc. owns 100% of the outstanding stock of all of its subsidiaries and has no material independent assets or operations. There are no restrictions on the ability of The Sheridan Group, Inc. to obtain funds by dividend, advance or loan from its subsidiaries.

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

The terms of the registration rights agreement relating to the 2003 Notes required the Company to have had an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004. Because of additional SEC requirements as a result of the Dingley Acquisition, the Company was not able to satisfy this requirement until October 13, 2004. Consequently, the Company paid additional interest with respect to the 2003 Notes totaling approximately $99,000 and $130,000 for the three month and six month periods ended June 30, 2004. The 2004 Notes did not accrue additional interest since the registration of the 2004 Notes was declared effective prior to November 21, 2004.

In an event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Concurrent with the offering of the 2003 Notes, the Company entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrent with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at the Company’s option and mature in May 2009. Interest is payable monthly in arrears. The Company has agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, the Company has agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of June 30, 2005, the Company had no borrowings outstanding under the Revolver, had unused amounts available of $28.4 million and had $1.6 million in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and its subsidiaries, subject to permitted liens. The Revolver contains various covenants including provisions that prohibit the Company from incurring and prepaying other indebtedness and places restrictions on the Company’s ability to pay dividends. It also requires the Company to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the revolving credit agreement). The Company was in compliance with all of the restrictive covenants as of June 30, 2005.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

Components of notes payable and revolver outstanding at June 30, 2005 and December 31, 2004 were as follows:

(in thousands)	June 30, 2005	December 31, 2004
Senior secured notes	$164,898	$164,894
Revolver	—	—
Total notes payable and revolver	$164,898	$164,894

5.              Accrued Expenses

Accrued expenses as of June 30, 2005 and December 31, 2004 consisted of the following:

(in thousands)	June 30, 2005	December 31, 2004
Payroll and related expenses	$4,702	$6,027
Profit sharing accrual	1,306	1,834
Accrued interest	6,372	6,495
Customer prepayments	11,339	3,638
Deferred revenue	654	1,315
Self-insured health and workers’ compensation accrual	3,056	2,792
Other	2,032	2,113
Total	$29,461	$24,214

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

The following table reflects pro forma net income for the three and six month periods ended June 30, 2005 and June 30, 2004 had the Company elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock–Based Compensation”:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income
As reported	$91	$998	$560	$1,672
Stock-based compensation cost, net of tax, based on the fair value method	(3)	(3)	(7)	(6)
Pro forma	$88	$995	$553	$1,666

No new option issuances occurred under the plan during the three and six month periods ended June 30, 2005.

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

The Company had one customer, High Response Holdings, Inc., which accounted for 14.3% and 14.8% of total Company net sales for the three and six month periods ended June 30, 2005. Net sales for this customer are reported in the “Specialty Catalog” segment. High Response Holdings, Inc. accounted for 14.9% of the Company’s total accounts receivable balance as of June 30, 2005. Since this segment was acquired on May 25, 2004, as a result of the Dingley Acquisition, High Response Holdings, Inc. was not a significant element of total Company net sales for the three and six month periods ended June 30, 2004. The Company had one customer, Elsevier, which accounted for 12.6% and 12.7% of total Company net sales for the three month and six month periods ended June 30, 2004.  Net sales for this customer are reported in both the “Short-run Journals” and “Other Publications” segments.

The following table provides segment information as of June 30, 2005 and 2004 and for the three and six month periods then ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004

Net sales
Short-run journals	$25,710	$24,944	$50,127	$48,067
Specialty catalogs	24,355	7,812	52,009	7,812
Other publications	35,343	32,392	69,529	64,944
Intersegment sales elimination	(1,284)	(1,209)	(2,546)	(2,488)
Consolidated total	$84,124	$63,939	$169,119	$118,335

Operating income (loss)
Short-run journals	$3,691	$3,856	$6,977	$7,069
Specialty catalogs	(515)	244	457	244
Other publications	2,081	1,766	4,231	3,135
Corporate expenses	(471)	(452)	(1,118)	(866)
Consolidated total	$4,786	$5,414	$10,547	$9,582

	June 30, 2005	December 31, 2004
Assets
Short-run journals	$95,948	$94,442
Specialty catalogs	84,664	77,406
Other publications	113,692	112,348
Corporate	2,762	4,202
Consolidated total	$297,066	$288,398

A reconciliation of total segment operating profit to consolidated income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004

Total operating income (as shown above)	$4,786	5,414	$10,547	9,582

Interest expense	(4,739)	(3,841)	(9,486)	(6,940)
Interest income	108	53	153	93
Other, net	66	(22)	6	(8)

Income before income taxes	$221	$1,604	$1,220	$2,727

8.              Income Taxes

The income tax provision for the three and six month periods ended June 30, 2005 and 2004 are based on the effective tax rates expected to be applicable for the corresponding full year periods.  The Company’s effective income tax rate was 58.9% and 37.8% for the second quarter of 2005 and 2004, respectively and 54.1% and 38.7% for the first six months of 2005 and 2004, respectively. The amount of tax expense differs from the amount obtained by application of statutory rates primarily due to a greater amount of the Company’s taxable income being apportioned to Maine as well as the impact of Maine’s unitary tax filing requirements, both as a result of the Dingley Acquisition.

9.              Related Party Transactions

The Company has a 10–year management agreement with its principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. The Company expensed $0.2 million and $0.4 million in such fees for the three and six month periods ended June 30, 2005 and $0.1 million and $0.3 million for the three and six month periods ended June 30, 2004.

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

The 2003 Notes and the 2004 Notes are collateralized by security interests in substantially all of the assets of the Company and its subsidiaries, subject to permitted liens. The capital stock, securities and other payment rights of the Company’s subsidiaries will constitute collateral for the 2003 Notes and the 2004 Notes only to the extent that Rule 3–10 and Rule 3–16 of Regulation S–X under the Securities Act do not require separate financial statements of a subsidiary to be filed with the SEC. Payment obligations under the 2003 Notes and the 2004 Notes are guaranteed jointly and severally and unconditionally, by all of the Company’s subsidiaries. The Sheridan Group, Inc. owns 100% of the outstanding stock of all of its subsidiaries and has no material independent assets or operations. There are no restrictions on the ability of The Sheridan Group, Inc. to obtain funds by dividend, advance or loan from its subsidiaries.

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

The terms of the registration rights agreement relating to the 2003 Notes required the Company to have had an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004. Because of additional SEC requirements as a result of the Dingley Acquisition, the Company was not able to satisfy this requirement until October 13, 2004. Consequently, the Company paid additional interest with respect to the 2003 Notes totaling approximately $99,000 and $130,000 for the three and six month periods ended June 30, 2004. The Company paid additional interest with respect to the 2003 Notes totaling approximately $319,000 for the year ended December 31, 2004. The Company did not accrue additional interest with respect to the 2004 Notes since registration of the 2004 Notes was declared effective prior to November 21, 2004.

In the event of default, the holders of at least 25% in the aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Critical Accounting Policies

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. The Company believes the estimates, assumptions and judgments described in the section ”Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in the Company’s most recent Annual Report on Form 10–K for the year ended December 31, 2004, have the greatest potential impact on the Company’s financial statements, so the Company considers these to be its critical accounting policies. These policies include the Company’s accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self–insurance. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of its financial statements with useful and reliable information about its operating results and financial condition. There has been no significant change in these policies since December 31, 2004.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.8	76.7	81.3	76.1
Gross margin	18.2	23.3	18.7	23.9
Selling, administrative and other general expenses	11.9	14.1	11.9	15.0
Amortization of intangibles	0.6	0.7	0.6	0.7
Total operating expenses	12.5	14.8	12.5	15.7
Operating margin	5.7	8.5	6.2	8.2
Other (income) expense:
Interest expense	5.6	6.0	5.6	5.9
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Other, net	(0.1)	0.0	0.0	0.0
Total other expense	5.4	5.9	5.5	5.8
Income before income taxes	0.3	2.6	0.7	2.4
Income tax provision	0.2	0.9	0.4	0.9
Net income	0.1%	1.7%	0.3%	1.5%

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004

Net sales
Short-run journals	$25,710	$24,944	$50,127	$48,067
Specialty catalogs	24,355	7,812	52,009	7,812
Other publications	35,343	32,392	69,529	64,944
Intersegment sales elimination	(1,284)	(1,209)	(2,546)	(2,488)
Consolidated total	$84,124	$63,939	$169,119	$118,335

Operating income (loss)
Short-run journals	$3,691	$3,856	$6,977	$7,069
Specialty catalogs	(515)	244	457	244
Other publications	2,081	1,766	4,231	3,135
Corporate expenses	(471)	(452)	(1,118)	(866)
Consolidated total	$4,786	$5,414	$10,547	$9,582

	June 30, 2005	December 31, 2004
Assets
Short-run journals	$95,948	$94,442
Specialty catalogs	84,664	77,406
Other publications	113,692	112,348
Corporate	2,762	4,202
Consolidated total	$297,066	$288,398

Net sales were $84.1 million for the second quarter of 2005, a $20.2 million or 31.6% increase compared to net sales of $63.9 million for the second quarter of 2004. Net sales for the first six months of 2005 were $169.1, a $50.8 million or 42.9% increase compared to $118.3 million for the same period of 2004. The Dingley Acquisition, completed in May 2004, added the catalog segment of the printing market and accounted for $16.5 million and $44.2 million of the sales growth for the three and six month periods, respectively. Growth in both short–run journals and other publications accounted for the rest of the increase. Net sales included shipping and postage fees billed to customers totaling $8.0 million and $6.2 million during the second quarter of 2005 and 2004, respectively.  Shipping and postage fees billed to customers totaled $15.8 million and $11.3 million for the first six months of 2005 and 2004, respectively.

Net sales for the short–run journal segment were $25.7 million for the second quarter of 2005, a $0.8 million or 3.1% increase compared to net sales of $24.9 million for the second quarter of 2004. Net sales for the short-run journal segment were $50.1 million for the first six months of 2005, a $2.0 million or 4.3% increase compared to net sales of $48.1 million for the first six months of 2004. The increase in net sales for the short–run journals segment for both the second quarter and the first six months was attributable to higher paper, shipping and postage revenue as well as new titles that were awarded to us. Net sales for the specialty catalog segment were $24.4 million for the second quarter of 2005, a $16.6 million or 211.8% increase compared to net sales of $7.8 million for the second quarter of 2004. Net sales for the specialty catalog segment were $52.0 million for the first six months of 2005, a $44.2 million or 565.8% increase compared to net sales of $7.8 million for the first six months of 2004. The Dingley Acquisition added the specialty catalog segment of the printing market. This segment has been included in our results since the May 2004 acquisition date which accounts for the comparative sales growth for both the three and six month periods. Net sales for the other publications segment were $35.3 million for the second quarter of 2005, a $2.9 million or 9.1% increase compared to net sales of $32.4 million for the same period of 2004. Net sales for the other publications segment were $69.5 million for the first six months of 2005, a $4.6 million or 7.1% increase compared to net sales of $64.9 million for the same period of 2004. Continued growth in medium–run journals and magazine revenues as well as increased paper, shipping and postage revenue, partially offset by lower book sales, accounted for the growth in the other publications segment for both the second quarter and the first six months.

Gross profit was $15.3 million in the second quarter of 2005, a $0.4 million or 2.9% increase compared to gross profit of $14.9 million for the second quarter of 2004. Gross profit was $31.6 million in the first six months of 2005, a $3.4 million or 12.0% increase compared to gross profit of $28.2 million for the same period of 2004. The gross profit increase in the second quarter and the first six months was primarily attributable to sales growth in the other publications segment and the acquisition of The Dingley Press, which was completed in May 2004. Gross margin decreased to 18.2% of net sales for the second quarter of 2005 compared to 23.3% in the second quarter of 2004.  Gross margin decreased to 18.7% for the first six months of 2005 compared to 23.9% for the same period in 2004. The gross margin decline in the second quarter and the first six months was primarily attributable to the acquisition of The Dingley Press, as the specialty catalog segment has a lower gross margin than our other businesses.  Increases in paper and shipping expenses, which are passthrough costs for our other businesses, also contributed to the gross margin decline.

Selling, administrative and other general expenses were $10.0 million for the second quarter of 2005, a $1.0 million or 11.3% increase compared to $9.0 million for the second quarter of 2004. Selling, administrative and other general expenses were $20.1 million for the first six months of 2005, a $2.3 million or 13.0% increase compared to $17.8 million for the same period in 2004. Selling, administrative and other general expenses were higher in the second quarter and the first six months principally due to the inclusion of selling, administrative and other general expenses of The Dingley Press as a result of the Dingley Acquisition, completed in May 2004. We also incurred costs related to compliance with the provisions of the Sarbanes–Oxley Act of 2002 of $0.2 million and $0.4 million during the second quarter and first six months of 2005, respectively; no such costs were incurred in the same periods of 2004.

Amortization expense was $0.5 million in the second quarter of 2005, a $0.1 million increase compared to amortization expense of $0.4 million for the second quarter in 2004.  Amortization expense was $1.0 million in the first six months of 2005, a $0.1 million increase compared to $0.9 million for the same period in 2004. The increase in amortization expense in the second quarter and the first six months was due to the recognition of intangible assets associated with the Dingley Acquisition in May 2004.

Operating income was $4.8 million in the second quarter of 2005, a $0.6 million or 11.6% decrease compared to operating income of $5.4 million for the second quarter of 2004. The decrease was driven primarily by results in the specialty catalog segment where profits have eroded due to increased transportation, material waste and energy costs. Operating income was $10.5 million for the first six months of 2005, a $0.9 million or 10.1% increase compared to operating income of $9.6 million for the same period in 2004. The increase was primarily the result of higher sales and an improved cost structure in the other publications segment resulting from savings realized from the closing and sale of the Sheridan Books facility in Fredericksburg, VA and the consolidation of the manufacturing operations into our facility in Chelsea, MI (during the third and fourth quarter of 2004.) Operating margin in the second quarter of 2005 was 5.7%, reflecting a 2.8 margin point decrease compared to an operating margin of 8.5% in the second quarter of 2004.  Operating margin in the first six months of 2005 was 6.2%, reflecting a 1.9 margin point decrease compared to an operating margin of 8.1% for the same period in 2004. Operating margins were lower in in the second quarter and the first six months of 2005 primarily due to the acquisition of The Dingley Press in May 2004, as the specialty catalog segment has a lower operating margin than the Company’s other businesses.

Operating income for the short–run journal segment was $3.7 million for the second quarter of 2005, a $0.2 or 4.3% decrease compared to operating income of $3.9 million for the second quarter of 2004. Operating income for this segment was $7.0 million for the first six months of 2005, a $0.1 million or 1.3% decrease compared to operating income of $7.1 million for the same period in 2004. The decrease in operating income was primarily attributable to continued pricing pressure as growth in physical production units outpaced dollar sales growth for both the second quarter and the first six months of 2005. Operating margin for the short–run journal segment was 14.4% in the second quarter of 2005, reflecting a 1.1 margin point decrease compared to an operating margin of 15.5% in the second quarter of 2004. Operating margin for the short-run journal segment was 13.9% in the first six months of 2005, reflecting a 0.8 margin point decrease compared to an operating margin of 14.7% for the same period in 2004.  Pricing pressures coupled with increases in paper and shipping costs, which are passthrough costs to the journal customers, were primarily responsible for the decrease in operating margins for the second quarter and the first six months of 2005. The specialty catalogs segment experienced an operating loss of $0.5 million for the second quarter of 2005, a $0.7 million decrease compared to operating income of $0.2 million for the second quarter of 2004. Operating margin for the specialty catalogs segment was (2.1%) in the second quarter of 2005, reflecting a 5.2 margin point decrease compared to an operating margin of 3.1% in the second quarter of 2004. Increases in transportation costs and utility rates, coupled with higher paper waste, production labor and healthcare costs were primarily responsible for the lower operating income and operating margins experienced in the specialty catalogs segment. Operating income for specialty catalogs was $0.5 million for the first six months of 2005, a $0.3 million or 87.3% increase compared to operating income of $0.2 million for the same period in 2004. The Dingley Acquisition added the specialty catalog segment of the printing market. This segment has been included in our results since the May 2004 acquisition date which accounts for the comparative operating income growth for the first six months. Operating margin for the specialty catalogs segment was 0.9% for the first six months of 2005, reflecting a 2.2 margin point decrease compared to an operating margin of 3.1% for the same period in 2004. Increases in transportation costs and utility rates, as well as higher paper waste, were primarily responsible for the lower operating margins experienced in the specialty catalogs segment. Operating income for the other publications segment was $2.1 million for the second quarter of 2005, a $0.3 million or 17.8% increase compared to operating income of $1.8 million for the second quarter of 2004. Operating income for this segment was $4.2 million for the first six months of 2005, a $1.1 million or 35.0% increase compared to operating income of $3.1 million for the same period in 2004.  Operating margin for the other publications segment was 5.9% for the second quarter of 2005, a 0.4 margin point increase compared to an operating margin of 5.5% in the second quarter of 2004. Operating margin for the other publications segment was 6.1% in the first six months of 2005, a 1.3 margin point increase compared to an operating margin of 4.8% for the same period in 2004. The increased operating income and operating margins in the other publications segment were primarily due to sales growth in medium–run journals and magazines as well as manufacturing labor and overhead savings realized from the closing and sale of the Sheridan Books facility in Fredericksburg, VA and the consolidation of the manufacturing operations into our facility in Chelsea, MI (during the third and fourth quarter of 2004.)

Interest expense was $4.7 million in the second quarter of 2005, a $0.9 million or 23.4% increase compared to interest expense of $3.8 million for the second quarter of 2004. Interest expense was $9.5 million for the first six months of 2005, a $2.6 million or 36.7% increase compared to interest expense of $6.9 million for the same period in 2004. These increases were primarily attributable to the increase in debt associated with the Dingley Acquisition.

Income before income taxes was $0.2 million for the second quarter of 2005, a $1.4 million decrease compared to income before income taxes of $1.6 million for the second quarter of 2004. The decrease in the second quarter was principally attributable to the increased interest expense associated with the financing of the Dingley Acquisition in May 2004 coupled with the operating cost increases in the specialty catalog segment. Income before income taxes was $1.2 million for the first six months of 2005, a $1.5 million decrease compared to income before income taxes of $2.7 million for the same period in 2004. The decrease in income before income taxes for the six month period resulted primarily from the increased interest expense associated with the financing of the Dingley Acquisition in May 2004 partially offset by improved profitability in other publications. Income before income taxes margin of 0.3% for the second quarter of 2005 decreased 2.2 margin points compared to a 2.5% margin for the same period of 2004. Income before income taxes margin of 0.7% for the first six months of 2005 decreased 1.6 margin points compared to 2.3% for the same period in 2004. These decreases in the margin were primarily attributable to the specialty catalog segment, which has a lower margin than our other businesses.

Our effective income tax rate was 58.9% for the second quarter of 2005 compared to 37.8% for the same period in 2004.  Our effective income tax rate was 54.1% for the first six months of 2005 compared to 38.7% for the same period in 2004. The increases for the second quarter and the first six months were caused primarily by an increase in our effective state rate resulting from the apportionment of a greater amount of our taxable income to Maine as well as the impact of Maine’s unitary tax filing requirements, both attributable to the Dingley Acquisition.  The effective income tax rate is anticipated to approximate a more normalized 43% in future years.  The anticipated reduction from the current rate is attributable to the fact that during 2005 the deferred tax provision reflects the impact of the higher Maine effective income tax rate on future taxable items.

Net income was $0.1 million during the second quarter of 2005, a $0.9 million decrease compared to net income of $1.0 million for the second quarter of 2004. Net income was $0.6 million for the first six months of 2005, a $1.1 million decrease compared to net income of $1.7 million for the same period in 2004. The decreases in net income for the three and six month periods primarily resulted from the increased interest expense associated with the Dingley Acquisition in May 2004 partially offset by improved profitability in other publications.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $10.9 million for the first six months of 2005 compared to $12.1 million for the first six months of 2004. This $1.2 million decrease was primarily the result of a decrease in net income and unfavorable working capital changes, most notably accounts receivable, inventories and accrued interest partially offset by a favorable change in accounts payable and accrued expenses. The net unfavorable working capital changes were partially offset by increases in non–cash expense items such as depreciation and amortization related to the Dingley Acquisition.

Investing Activities

Net cash used in investing activities was $10.3 million for the first six months of 2005 compared to $69.2 million for the first six months of 2004. This $58.9 million decrease was primarily the result of the absence in 2005 of the $63.7 million of cash paid related to the Dingley Acquisition partially offset by a $5.6 million increase in plant and equipment purchased in the ordinary course of business.

Financing Activities

Total debt outstanding at June 30, 2005 was $164.9 million, unchanged as compared to $164.9 million at December 31, 2004.

We had cash of $5.6 million as of June 30, 2005 compared to $5.0 million as of December 31, 2004. For the six months ended June 30, 2005, we utilized cash on hand and cash provided by operating activities to make investments in new plant and equipment and make the semi–annual interest payments on the 2003 Notes and the 2004 Notes.

Our principal source of liquidity will be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2005 will total about $13.2 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of June 30, 2005, we had total indebtedness of $164.9 million comprised of amounts due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

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

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Our working capital facility contains various restrictive covenants. Among other things, it prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and requires us to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. Prior to the consummation of the Dingley Acquisition and the closing of the 2004 Notes, the required interest coverage ratio was 2:00 to 1:00 and the minimum WCF EBITDA requirement was $21.0 million. In connection with the Dingley Acquisition and the closing of the 2004 Notes, the minimum WCF EBITDA requirement was raised to $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the twelve months ended June 30, 2005, our interest coverage ratio was 2:37 to 1:00 and our WCF EBITDA for purposes of our working capital facility was $41.2 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Six Months Ended June 30,
	2005	2004

Net cash provided by operating activities	$10,911	$12,126

Accounts receivable	1,240	(1,197)
Inventories	7,625	247
Other current assets	(181)	(276)
Refundable income taxes	(772)	452
Other assets	441	647
Accounts payable	(3,965)	2,294
Accrued expenses	(5,370)	(2,647)
Accrued interest	123	(2,636)
Other liabilities	(308)	(419)
Credit (provision) for doubtful accounts	74	(128)
Credit (provision) for inventory realizability and LIFO value	40	(17)
Gain (loss) on disposition of fixed assets, net	(7)	18
Income tax provision	660	1,055
Cash interest expense	8,582	6,221
Management fees	396	327
Non cash adjustments:
Purchase accounting write-up of inventory	—	257
Decrease(increase) in market value of investments	3	(24)
Amortization of prepaid lease costs	42	42
Loss on disposition of fixed assets	93	6

Working Capital Facility EBITDA	$19,627	$16,348

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

Contractual Obligations

The following table summarizes the Company’s future minimum non–cancellable contractual obligations as of June 30, 2005:

	Payments Due by Period
(in thousands)	Total	2005	2006 to 2007	2008 to 2009	2010 and beyond

Long term debt, including interest (1)	$277,857	$8,457	$33,825	$34,636	$200,939
Operating leases	14,491	2,598	7,959	3,617	317
Purchase obligations (2)	23,371	7,203	10,906	5,158	104
Other long-term obligations (3)	1,533	123	493	451	466

Total	$317,252	$18,381	$53,183	$43,862	$201,826

(1)          Includes the $105.0 million aggregate principal amount due on the 2003 Notes and the $60.0 million aggregate principal amount due on the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011. Also included is the principal balance on the revolving credit facility, due in May 2009. Due to uncertainties as to future borrowings and interest rates, interest on the revolving credit facility is not included herein.

(2)          Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)          Represents payments due under non-compete arrangements with our former Chairman of the Board and the President of The Dingley Press.

Off Balance Sheet Arrangements

At June 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. ...”  This Statement now requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.”  SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R.  The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006.  Adoption of this statement will have an impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice.

On June 7, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principles and error corrections. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.           Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non–derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to interest rate risks. These risks primarily relate to changes in interest rates on our long–term debt.

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and our expenses in the six months ended June 30, 2005 and 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. The Company currently does not have borrowings under its revolving credit facility. All of our other debt carries fixed interest rates.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

Exhibits

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

The Sheridan Group, Inc.
Registrant

		By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	August 11, 2005