Form 10-Q
period 2005-09-30
SHERIDAN GROUP INC
filed 2005-11-10
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM  10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

There was 1 share of Common Stock outstanding as of November 10, 2005.

The Sheridan Group, Inc. and Subsidiaries

Quarterly Report

For the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$369,941	$4,974,615
Accounts receivable, net of allowance for doubtful accounts of $1,085,956 and $1,136,719, respectively	37,214,360	32,893,070
Inventories, net	23,591,137	18,562,870
Other current assets	6,071,551	6,232,976
Refundable income taxes	1,667,333	2,531,073
Total current assets	68,914,322	65,194,604

Property, plant and equipment, net	117,787,954	115,253,354
Intangibles, net	46,982,162	48,281,162
Goodwill	47,102,734	47,102,734
Deferred financing costs, net	7,338,626	8,672,108
Other assets	4,414,020	3,893,675
Total assets	$292,539,818	$288,397,637
LIABILITIES
Current liabilities:
Accounts payable	$18,133,245	$17,487,828
Accrued expenses	20,267,574	24,214,084
Total current liabilities	38,400,819	41,701,912

Notes payable and revolving credit facility	171,124,849	164,893,650
Deferred income taxes and other liabilities	28,141,405	27,737,230
Total liabilities	237,667,073	234,332,792
STOCKHOLDER’S EQUITY
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	50,975,000	50,975,000
Retained earnings	3,897,745	3,089,845
Total stockholder's equity	54,872,745	54,064,845
Total liabilities and stockholder's equity	$292,539,818	$288,397,637

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$87,403,029	$82,515,682	$256,522,216	$200,850,482
Cost of sales	70,869,272	65,929,708	208,359,963	156,022,663
Gross profit	16,533,757	16,585,974	48,162,253	44,827,819
Selling, administrative and other general expenses	10,266,350	9,784,739	30,372,420	27,581,978
Amortization of intangibles	487,552	487,551	1,462,655	1,350,522
Total operating expenses	10,753,902	10,272,290	31,835,075	28,932,500
Operating income	5,779,855	6,313,684	16,327,178	15,895,319
Other (income) expense:
Interest expense	4,760,761	4,934,046	14,247,417	11,873,377
Interest income	(60,363)	(38,272)	(213,380)	(131,384)
Other, net	(198,906)	123,518	(205,183)	131,827
Total other expense	4,501,492	5,019,292	13,828,854	11,873,820
Income before income taxes	1,278,363	1,294,392	2,498,324	4,021,499
Income tax provision	780,657	523,108	1,440,533	1,577,978
Net income	$497,706	$771,284	$1,057,791	$2,443,521

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows provided by operating actvities:
Net income	$1,057,791	$2,443,521
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	11,270,975	9,034,410
Amortization of intangible assets	1,462,655	1,350,522
Provision (credit) for doubtful accounts	(137,517)	197,990
Credit for inventory realizability and LIFO value	(48,777)	—
Amortization of deferred financing costs and debt discount, included in interest expense	1,340,758	1,186,545
Loss on disposition of fixed assets	485,294	19,807
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed
Accounts receivable	(4,183,773)	(3,650,669)
Inventories	(4,979,490)	4,375,103
Other current assets	(603,373)	(985,224)
Refundable income taxes	863,740	(823,597)
Other assets	(683,999)	(578,223)
Accounts payable	2,387,736	719,107
Accrued expenses	371,516	(2,711,768)
Accrued interest	(4,318,027)	(1,642,381)
Other liabilities	404,175	356,600
Net cash provided by operating activities	4,689,684	9,291,743

Cash flows used in investing activities:
Purchases of property, plant and equipment	(16,157,114)	(15,936,482)
Proceeds from sale of fixed assets	123,925	32,480
Proceeds from insurance coverage	764,796	—
Acquisition of business, net of cash acquired	—	(65,348,714)
Net cash used in investing activities	(15,268,393)	(81,252,716)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	19,205,926	5,350,610
Repayment of revolving line of credit	(12,982,000)	(835,961)
Proceeds from issuance of long term debt	—	61,200,000
Payment of deferred financing costs in connection with long term debt	—	(3,278,411)
Dividends paid	(249,891)	—
Net cash provided by financing activities	5,974,035	62,436,238

Net decrease in cash and cash equivalents	(4,604,674)	(9,524,735)

Cash and cash equivalents at beginning of period	4,974,615	9,917,752

Cash and cash equivalents at end of period	$369,941	$393,017

Non-cash investing and financing activities
Asset additions in accounts payable	$723,130	$426,641
Deferred financing costs related to issuance of long term debt in accrued expenses	$—	$198,238

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. and SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

(Unaudited)

1.              Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by the Company pursuant to generally accepted accounting principles and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of September 30, 2005 and its results of operations for the three and nine month periods ended September 30, 2005 and 2004 and its cash flows for the nine month periods ended September 30, 2005 and 2004. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated.

These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. For the Company, the effective date of the new standard under these new rules is January 1, 2006. Adoption of this statement will have an impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice. We do not believe adoption of SFAS 123R will have a material effect on our consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

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

The following table reflects pro forma net income for the three and nine month periods ended September 30, 2005 and September 30, 2004 had the Company elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
(in thousands)
Net income
As reported	$498	$771	$1,058	$2,444
Stock-based compensation cost, net of tax, based on the fair value method	(3)	(3)	(10)	(9)

Pro forma	$495	$768	$1,048	$2,435

No new option issuances occurred under the plan during the three and nine month periods ended September 30, 2005.

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

The acquisition of The Dingley Press provides the Company with an opportunity for future growth while diversifying its product offering. Importantly, the catalog market, in which The Dingley Press competes, has characteristics that are similar to the other business segments of the Company. The purchase price of The Dingley Press was based on the projected business growth and cash flows of The Dingley Press over the next several years and indicated a value that was in excess of the current net book value of the business and the value of identifiable intangible assets, resulting in the recognition of goodwill. The goodwill is deductible for tax purposes and the intangible assets consist primarily of customer relationships.

The following unaudited pro forma summary, for the periods shown below, presents the consolidated results of operations as if the Dingley Acquisition had occurred as of January 1, 2004. The summary includes adjustments for depreciation and amortization of noncurrent assets, purchased inventory write-up, income taxes, interest expense on the debt incurred to fund the Dingley Acquisition, management fees and transaction costs which would have been incurred had the Dingley Acquisition occurred as of the beginning of the period presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Dingley Acquisition and other transactions occurred as of that date or results which may occur in the future.

(Unaudited)
Nine Months
Ended
September 30,
2004
(in thousands)
Net sales	$237,790

Net income	$2,188

3.              Inventory

Components of net inventories at September 30, 2005 and December 31, 2004 were as follows:

(in thousands)	September 30,	December 31,
	2005	2004
Work-in-process	$10,427	$7,592
Raw materials (principally paper)	13,215	11,001
	23,642	18,593
Excess of current costs over LIFO inventory value	(51)	(30)
Net inventory	$23,591	$18,563

The Company has established valuation reserves against certain inventory in the amounts of $57,525 and $127,144 as of September 30, 2005 and December 31, 2004, respectively, which are included in the amounts in the table above relating to work-in-process and raw materials.

4.              Notes Payable and Revolving Credit Facility

On August 21, 2003, the Company completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $103.9 million as of September 30, 2005.

On May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011. The carrying value of the 2004 Notes was $61.0 million as of September 30, 2005. The 2004 Notes have identical terms to the 2003 Notes.

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

The terms of the registration rights agreement relating to the 2003 Notes required the Company to have had an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004. Because of additional SEC requirements as a result of the Dingley Acquisition, the Company was not able to satisfy this requirement until October 13, 2004. Consequently, the Company paid additional interest with respect to the 2003 Notes totaling approximately $163,000 and $293,000 for the three month and nine month periods ended September 30, 2004. The 2004 Notes did not accrue additional interest since the registration of the 2004 Notes was declared effective prior to November 21, 2004.

In an event of default, the holders of at least 25% of the aggregate principal amount of the 2003 Notes and the 2004 Notes may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Concurrent with the offering of the 2003 Notes, the Company entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrent with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at the Company’s option and mature in May 2009. Interest is payable monthly in arrears. The Company has agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, the Company has agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of September 30, 2005, the Company had borrowings outstanding under the Revolver of $6.2 million, had unused amounts available of $21.7 million and had $2.1 million in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and its subsidiaries, subject to permitted liens. The Revolver contains various covenants including provisions that prohibit the Company from incurring and prepaying other indebtedness and places restrictions on the Company’s ability to pay dividends. It also requires the Company to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the revolving credit agreement). The Company was in compliance with all of the restrictive covenants as of September 30, 2005.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

Components of notes payable and revolver outstanding at September 30, 2005 and December 31, 2004 were as follows:

(in thousands)	September 30,	December 31,
	2005	2004
Senior secured notes	$164,901	$164,894
Revolver	6,224	—
Total notes payable and revolver	$171,125	$164,894

5.              Accrued Expenses

Accrued expenses as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
(in thousands)	2005	2004
Payroll and related expenses	$4,679	$6,027
Profit sharing accrual	1,868	1,834
Accrued interest	2,177	6,495
Customer prepayments	5,464	3,638
Deferred revenue	1,151	1,315
Self-insured health and workers' compensation accrual	2,909	2,792
Other	2,020	2,113
Total	$20,268	$24,214

6.              Business Segments

The Company is a specialty printer in the United States offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. The Company’s business includes three business reporting segments comprised of ‘‘Short-run Journals,’’ “Specialty Catalogs” and ‘‘Other Publications.’’ Short-run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run sizes of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run sizes between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments which produce specialty magazines, medium-run journals and short-run books. Certain operations within the Company’s Other Publications segment have been aggregated following the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to the similar characteristics of their financial performance and operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

The accounting policies of the operating segments are the same as those described in Note 3 “Summary of Significant Accounting Policies” in the financial statements in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2004. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain shared costs, such as corporate profit sharing and bonuses and the amortization of a non-compete agreement with the Company’s former Chairman of the Board, are not allocated to the segments. The Company’s customer base resides in the continental United States and its manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

The Company had one customer, High Response Holdings, Inc., which accounted for 13.7% and 14.4% of total Company net sales for the three and nine month periods ended September 30, 2005. High Response Holdings, Inc. accounted for 12.2% of total Company net sales for the three month period ended September 30, 2004. Net sales for this customer are reported in the “Specialty Catalog” segment. Since this segment was acquired on May 25, 2004, as a result of the Dingley Acquisition, High Response Holdings, Inc. was not a significant element of total Company net sales for the nine month period ended September 30, 2004. The Company also had one customer, Elsevier, which accounted for 11.6% of total Company net sales for the nine month period ended September 30, 2004.  Net sales for this customer are reported in both the “Short-run Journals” and “Other Publications” segments.

The following table provides segment information as of September 30, 2005 and 2004 and for the three and nine month periods then ended:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(in thousands)

Net sales
Short-run journals	$24,328	$23,868	$74,455	$71,935
Specialty catalogs	28,976	27,712	80,985	35,524
Other publications	35,420	32,139	104,949	97,083
Intersegment sales elimination	(1,321)	(1,203)	(3,867)	(3,692)
Consolidated total	$87,403	$82,516	$256,522	$200,850

Operating income (loss)
Short-run journals	$2,782	$3,244	$9,760	$10,313
Specialty catalogs	1,317	2,213	1,774	2,457
Other publications	2,302	1,317	6,533	4,452
Corporate expenses	(621)	(460)	(1,740)	(1,327)
Consolidated total	$5,780	$6,314	$16,327	$15,895

	September 30,	December 31,
	2005	2004
Assets
Short-run journals	$86,595	$94,442
Specialty catalogs	92,126	77,406
Other publications	111,264	112,348
Corporate	2,555	4,202
Consolidated total	$292,540	$288,398

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Total operating income (as shown above)	$5,780	$6,314	$16,327	$15,895
Interest expense	(4,761)	(4,934)	(14,247)	(11,873)
Interest income	60	38	213	131
Other, net	199	(124)	205	(132)
Income before income taxes	$1,278	$1,294	$2,498	$4,021

7.              Income Taxes

The income tax provision for the three and nine month periods ended September 30, 2005 and 2004 is based on the effective tax rates expected to be applicable for the corresponding full year periods.  The Company’s effective income tax rate was 61.1% and 40.4% for the third quarter of 2005 and 2004, respectively and 57.7% and 39.2% for the first nine months of 2005 and 2004, respectively. The amount of tax expense differs from the amount obtained by application of statutory rates primarily due to a greater amount of the Company’s taxable income being apportioned to Maine as well as the impact of Maine’s unitary tax filing requirements, both as a result of the Dingley Acquisition.

8.              Related Party Transactions

The Company has a 10-year management agreement with its principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out-of-pocket expenses. The Company expensed $0.2 million and $0.6 million in such fees for the three and nine month periods ended September 30, 2005 and $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2004.

9.              Stockholder’s Equity

On July 21, 2005, the Company declared and paid a dividend of $249,891 to its sole shareholder, TSG Holdings Corp.

10.       Reduction in Workforce

On August 31, 2005, Capital City Press, a subsidiary of the Company, announced that it plans to reduce the scope of its Publications Services operation and will eliminate approximately 35 positions involved with composition and graphics work. An estimated ten Capital City Press printing operations employees will also be laid off due to a reduced volume of printing work. The Company anticipates that it will incur about $246,000 of costs associated with this cutback in its workforce in 2005. These costs are primarily related to severance payments and the write-off of equipment. Approximately $118,000 of these costs were expensed in the three and nine month periods ended September 30, 2005, of which $63,000 was accrued at September 30, 2005 related to guaranteed severance benefits.

11.       Contingencies

The Company is party to legal actions as a result of various claims arising in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 2.           Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004. References to the “Company” refer to The Sheridan Group, Inc. The terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of the Company and all of its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements.”  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

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

The terms of the registration rights agreement relating to the 2003 Notes required the Company to have had an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004. Because of additional SEC requirements as a result of the Dingley Acquisition, the Company was not able to satisfy this requirement until October 13, 2004. Consequently, the Company paid additional interest with respect to the 2003 Notes totaling approximately $163,000 and $293,000 for the three and nine month periods ended September 30, 2004, respectively.

In the event of default, the holders of at least 25% of the aggregate principal amount of the 2003 Notes and the 2004 Notes may declare the principal, premium, if any, and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Critical Accounting Policies

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2004, have the greatest potential impact on the Company’s financial statements, so the Company considers these to be its critical accounting policies. These policies include the Company’s accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self-insurance. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of its financial statements with useful and reliable information about its operating results and financial condition. There has been no significant change in these policies since December 31, 2004.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.1	79.9	81.2	77.7
Gross margin	18.9	20.1	18.8	22.3
Selling, administrative and other general expenses	11.7	11.9	11.8	13.7
Amortization of intangibles	0.6	0.6	0.6	0.7
Total operating expenses	12.3	12.5	12.4	14.4
Operating margin	6.6	7.6	6.4	7.9
Other (income) expense:
Interest expense	5.4	6.0	5.6	5.9
Interest income	0.0	0.0	(0.1)	(0.1)
Other, net	(0.2)	0.1	(0.1)	0.1
Total other expense	5.2	6.1	5.4	5.9
Income before income taxes	1.4	1.5	1.0	2.0
Income tax provision	0.9	0.6	0.6	0.8
Net income	0.5%	0.9%	0.4%	1.2%

Our business includes three reportable segments comprised of “Short-run Journals,” “Specialty Catalogs” and “Other Publications.”  Short-run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run sizes of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run sizes between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments, which produce specialty magazines, medium-run journals and short-run books. The following table provides segment information as of September 30, 2005 and 2004, and for the three and nine month periods then ended:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(in thousands)

Net sales
Short-run journals	$24,328	$23,868	$74,455	$71,935
Specialty catalogs	28,976	27,712	80,985	35,524
Other publications	35,420	32,139	104,949	97,083
Intersegment sales elimination	(1,321)	(1,203)	(3,867)	(3,692)
Consolidated total	$87,403	$82,516	$256,522	$200,850

Operating income (loss)
Short-run journals	$2,782	$3,244	$9,760	$10,313
Specialty catalogs	1,317	2,213	1,774	2,457
Other publications	2,302	1,317	6,533	4,452
Corporate expenses	(621)	(460)	(1,740)	(1,327)
Consolidated total	$5,780	$6,314	$16,327	$15,895

	September 30,	December 31,
	2005	2004
Assets
Short-run journals	$86,595	$94,442
Specialty catalogs	92,126	77,406
Other publications	111,264	112,348
Corporate	2,555	4,202
Consolidated total	$292,540	$288,398

Net sales were $87.4 million for the third quarter of 2005, a $4.9 million or 5.9% increase compared to net sales of $82.5 million for the third quarter of 2004. Net sales for the first nine months of 2005 were $256.5 million, a $55.6 million or 27.7% increase compared to $200.9 million for the same period of 2004. The Dingley Acquisition, completed in May 2004, added the catalog segment of the printing market and accounted for $1.3 million and $45.5 million of the sales growth for the three and nine month periods, respectively. Growth in both short-run journals and other publications accounted for the rest of the increase. Net sales included shipping fees billed to customers totaling $8.3 million and $7.6 million during the third quarter of 2005 and 2004, respectively.  Shipping fees billed to customers totaled $24.1 million and $18.8 million for the first nine months of 2005 and 2004, respectively.

Net sales for the short-run journal segment were $24.3 million for the third quarter of 2005, a $0.4 million or 1.9% increase compared to net sales of $23.9 million for the third quarter of 2004. Net sales for the short-run journal segment were $74.4 million for the first nine months of 2005, a $2.5 million or 3.5% increase compared to net sales of $71.9 million for the first nine months of 2004. The increase in net sales for the short-run journals segment for the third quarter was primarily attributable to higher paper and shipping revenue. The increase in net sales for the short-run journal segment for the first nine months is attributable to higher paper and shipping revenue as well as new titles that were awarded to us partially offset by declines in revenues related to prepress services. Net sales for the specialty catalog segment were $29.0 million for the third quarter of 2005, a $1.3 million or 4.6% increase compared to net sales of $27.7 million for the third quarter of 2004. Net sales for the specialty catalog segment were $81.0 million for the first nine months of 2005, a $45.5 million or 128.0% increase compared to net sales of $35.5 million for the first nine months of 2004. The Dingley Acquisition added the specialty catalog segment of the printing market. This segment has been included in our results since the May 2004 acquisition date which accounts for the comparative sales growth for the nine month period. The increase in net sales for the specialty catalog segment for the third quarter was due to increases in paper and shipping revenue partially offset by pricing pressure. Net sales for the other publications segment were $35.4 million for the third quarter of 2005, a $3.3 million or 10.2% increase compared to net sales of $32.1 million for the same period of 2004. Net sales for the other publications segment were $104.9 million for the first nine months of 2005, a $7.8 million or 8.1% increase compared to net sales of $97.1 million for the same period of 2004. Continued growth in magazine and medium-run journal revenue as well as increased paper and shipping revenue were primarily responsible for the growth in the other publications segment for both the third quarter and the first nine months.

Gross profit was $16.5 million in the third quarter of 2005, a decrease of $0.1 million or less than 1.0% compared to gross profit of $16.6 million for the third quarter of 2004. Gross profit was $48.2 million in the first nine months of 2005, a $3.4 million or 7.4% increase compared to gross profit of $44.8 million for the same period of 2004. The gross profit decrease in the third quarter was primarily attributable to higher freight and utility costs within the specialty catalog segment partially offset by the impact of higher sales in our other publications segment. Additionally, pricing pressure continues to be a significant factor across all businesses. The gross profit increase in the the first nine months was primarily attributable to sales growth in the other publications segment and the acquisition of The Dingley Press, which was completed in May 2004. Gross margin decreased to 18.9% of net sales for the third quarter of 2005 compared to 20.1% in the third quarter of 2004. Gross margin decreased to 18.8% for the first nine months of 2005 compared to 22.3% for the same period in 2004. The gross margin decline in the third quarter was caused principally by higher freight and utility costs within the specialty catalog segment. Additionally, our businesses have been adversely impacted by pricing pressure and increases in paper and shipping expenses. The drop in gross margin for the first nine months of 2005 was primarily attributable to the acquisition of The Dingley Press, as the specialty catalog segment has a lower gross margin than our other businesses. Increases in paper and shipping expenses, which are pass-through costs for our other businesses, as well as pricing pressures also contributed to the gross margin decline for the first nine months.

Selling, administrative and other general expenses were $10.3 million for the third quarter of 2005, a $0.5 million or 4.9% increase compared to $9.8 million for the third quarter of 2004. Selling, administrative and other general expenses were $30.4 million for the first nine months of 2005, a $2.8 million or 10.1% increase compared to $27.6 million for the same period in 2004. Selling, administrative and other general expenses were higher in the third quarter due primarily to non-cash losses of approximately $0.5 million realized on the write-off of decommissioned plant and equipment. Selling, administrative and other general expenses were higher in the first nine months due to the inclusion of selling, administrative and other general expenses of The Dingley Press as a result of the Dingley Acquisition, completed in May 2004 and $0.5 million of losses realized on the 2005 write-off of decommissioned plant and equipment. We also incurred costs related to compliance with the provisions of the Sarbanes-Oxley Act of 2002 of $0.1 million and $0.5 million during the third quarter and first nine months of 2005, respectively; no such costs were incurred in the same periods of 2004.

Amortization expense was $0.5 million in the third quarter of 2005, unchanged from the third quarter of 2004.  Amortization expense was $1.5 million in the first nine months of 2005, a $0.1 million increase compared to $1.4 million for the same period in 2004. The increase in amortization expense in the first nine months was due to the recognition of amortizable intangible assets associated with the Dingley Acquisition in May 2004.

Operating income was $5.8 million in the third quarter of 2005, a $0.5 million or 8.5% decrease compared to operating income of $6.3 million for the third quarter of 2004. The decrease was driven primarily by results in the specialty catalog segment where profits have eroded due to increased transportation and energy costs and pricing pressures as well as write-offs of decommissioned plant and equipment in the catalog and short-run journal segments. Operating income was $16.3 million for the first nine months of 2005, a $0.4 million or 2.7% increase compared to operating income of $15.9 million for the same period in 2004. The increase was primarily the result of higher sales and an improved cost structure in the other publications segment resulting from savings realized from the closing of the Sheridan Books facility in Fredericksburg, VA and the consolidation of the manufacturing operations into our facility in Chelsea, MI (during the third and fourth quarters of 2004.) Operating margin in the third quarter of 2005 was 6.6%, reflecting a 1.0 margin point decrease compared to an operating margin of 7.6% in the third quarter of 2004.  Operating margin in the first nine months of 2005 was 6.4%, reflecting a 1.5 margin point decrease compared to an operating margin of 7.9% for the same period in 2004. Operating margins were lower in the third quarter due primarily to the profit erosion in the specialty catalog segment as well as overall pricing pressure and the impact of higher paper and freight costs. Operating margins were lower for the first nine months of 2005 due primarily to the acquisition of The Dingley Press in May 2004, as the specialty catalog segment has a lower operating margin than the Company’s other businesses. Operating margins for the the first nine months of 2005 were also adversely impacted by pricing pressure as well as higher paper and freight costs.

Operating income for the short-run journal segment was $2.8 million for the third quarter of 2005, a $0.4 or 14.2% decrease compared to operating income of $3.2 million for the third quarter of 2004. Operating income for this segment was $9.8 million for the first nine months of 2005, a $0.5 million or 5.4% decrease compared to operating income of $10.3 million for the same period in 2004. The decrease in operating income was primarily attributable to the write-off of decommissioned plant and equipment in the third quarter coupled with continued pricing pressure for both the third quarter and the first nine months of 2005. Continued declines in revenues related to prepress services, resulting from continued pricing pressure and the loss of business to lower cost off-shore suppliers, led our Vermont location to announce the elimination of approximately 35 positions involved with composition and graphics work. An estimated 10 employees in the Vermont printing facility will also be laid off due to a reduced volume of printing work at that site. Operating margin for the short-run journal segment was 11.4% in the third quarter of 2005, reflecting a 2.2 margin point decrease compared to an operating margin of 13.6% in the third quarter of 2004. Operating margin for the short-run journal segment was 13.1% in the first nine months of 2005, reflecting a 1.2 margin point decrease compared to an operating margin of 14.3% for the same period in 2004.  The write-off of decommissioned plant and equipment as well as declining prepress services sales, pricing pressures and increases in paper and shipping costs, which are pass-through costs to the journal customers, were primarily responsible for the decrease in operating margins for the third quarter and the first nine months of 2005. Operating income for the specialty catalogs segment was $1.3 million for the third quarter of 2005, a $0.9 million or 40.5% decrease compared to operating income of $2.2 million for the third quarter of 2004. Operating margin for the specialty catalogs segment was 4.5% in the third quarter of 2005, reflecting a 3.5 margin point decrease compared to an operating margin of 8.0% in the third quarter of 2004. Operating income for specialty catalogs was $1.8 million for the first nine months of 2005, a $0.7 million or 27.8% decrease compared to operating income of $2.5 million for the four month and seven day period in 2004 subsequent to the Dingley Acquisition. Operating margin for the specialty catalogs segment was 2.2% for the first nine months of 2005, reflecting a 4.7 margin point decrease compared to an operating margin of 6.9% for the four month and seven day period in 2004 subsequent to the Dingley Acquisition. Increases in transportation costs and utility rates, coupled with pricing pressures and a full allocation of corporate overhead were primarily responsible for the lower operating income and operating margins experienced in the specialty catalogs segment for the third quarter and the first nine months of 2005. Operating income for the other publications segment was $2.3 million for the third quarter of 2005, a $1.0 million or 74.8% increase compared to operating income of $1.3 million for the third quarter of 2004. Operating income for this segment was $6.5 million for the first nine months of 2005, a $2.0 million or 46.7% increase compared to operating income of $4.5 million for the same period in 2004.  Operating margin for the other publications segment was 6.5% for the third quarter of 2005, a 2.4 margin point increase compared to an operating margin of 4.1% in the third quarter of 2004. Operating margin for the other publications segment was 6.2% in the first nine months of 2005, a 1.6 margin point increase compared to an operating margin of 4.6% for the same period in 2004. The increased operating income and operating margins in the other publications segment were primarily due to sales growth in magazines and medium-run journals as well as manufacturing labor and overhead savings realized from the closing of the Sheridan Books facility in Fredericksburg, VA and the consolidation of the manufacturing operations into our facility in Chelsea, MI (during the third and fourth quarters of 2004.)

Interest expense was $4.8 million in the third quarter of 2005, a $0.1 million or 3.5% decrease compared to interest expense of $4.9 million for the third quarter of 2004. In the third quarter of 2004, additional interest of approximately $0.2 million was paid on the 2003 Notes because the exchange registration statement was not filed and declared effective with the SEC by February 17, 2004. Interest expense was $14.2 million for the first nine months of 2005, a $2.3 million or 20.0% increase compared to interest expense of $11.9 million for the same period in 2004. This increase was primarily attributable to the increased borrowings associated with the Dingley Acquisition.

Other income or expense (including interest income) was income of $0.3 million in the third quarter of 2005 compared to expense of $0.1 million in the third quarter of 2004. Other income or expense (including interest income) was income of $0.4 million for the first nine months of 2005 and was negligible for the same period in 2004. The increased income in both the third quarter and the first nine months of 2005 was due mainly to the increase in the market value of the investments held in the deferred compensation funds.

Income before income taxes was $1.3 million for the third quarter of 2005, unchanged compared to income before income taxes of $1.3 million for the third quarter of 2004. Income before income taxes was $2.5 million for the first nine months of 2005, a $1.5 million decrease compared to income before income taxes of $4.0 million for the same period in 2004. The decrease in income before income taxes for the nine month period resulted primarily from the increased interest expense associated with the financing of the Dingley Acquisition in May 2004 partially offset by improved profitability in other publications.

Our effective income tax rate was 61.1% for the third quarter of 2005 compared to 40.4% for the same period in 2004.  Our effective income tax rate was 57.7% for the first nine months of 2005 compared to 39.2% for the same period in 2004. The increases for the third quarter and the first nine months were caused primarily by an increase in our effective state tax rate resulting from the apportionment of a greater amount of our taxable income to Maine as well as the impact of Maine’s unitary tax filing requirements, both attributable to the Dingley Acquisition.  The effective income tax rate is anticipated to approximate a more normalized 43% in future years.  The anticipated reduction from the current rate is attributable to the fact that during 2005 the deferred tax provision reflects the impact of the higher Maine effective income tax rate on future taxable items.

Net income was $0.5 million during the third quarter of 2005, a $0.3 million decrease compared to net income of $0.8 million for the third quarter of 2004. The decrease in net income during the third quarter was primarily due to pricing pressure across our businesses, an increased cost structure in the specialty catalog segment and the increased tax expense associated with the apportionment and unitary filing requirements in Maine as a result of the Dingley Acquisition partially offset by sales growth and cost savings in the other publications segment. Net income was $1.1 million for the first nine months of 2005, a $1.3 million decrease compared to net income of $2.4 million for the same period in 2004. The decrease in net income for the nine month period primarily resulted from the increased interest expense associated with the Dingley Acquisition in May 2004 partially offset by improved profitability in other publications.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $4.7 million for the first nine months of 2005 compared to $9.3 million for the first nine months of 2004. This $4.6 million decrease was primarily the result of a decrease in net income and unfavorable working capital changes, most notably inventories and accrued interest partially offset by a favorable change in refundable income taxes, accounts payable and accrued expenses. The net unfavorable working capital changes were partially offset by increases in non-cash expense items such as depreciation and amortization related to the Dingley Acquisition.

Investing Activities

Net cash used in investing activities was $15.3 million for the first nine months of 2005 compared to $81.3 million for the first nine months of 2004. This $66.0 million decrease in cash used was primarily the result of the absence in 2005 of the $65.3 million of cash paid related to the Dingley Acquisition and $0.8 million of proceeds received from our insurer in 2005 as a result of property damage suffered in September 2004 at our manufacturing facility in Ashburn, Virginia.

Financing Activities

Total debt outstanding at September 30, 2005 was $171.1 million an increase of $6.2 million as compared to $164.9 million at December 31, 2004.  This increase in debt is due to a $6.2 million increase in the working capital facility used to partially fund operating and investing activities.

We had cash of $0.4 million as of September 30, 2005 compared to $5.0 million as of December 31, 2004. For the nine months ended September 30, 2005, we utilized cash on hand, cash provided by operating activities and proceeds from our working capital facility to make investments in new plant and equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for fiscal 2005 will total about $24.0 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of September 30, 2005, we had total indebtedness of $171.1 million comprised of $164.9 million due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011 and $6.2 million due under our working capital facility with a scheduled maturity of May 2009. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Our working capital facility covenants prohibit us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, require us to satisfy certain financial tests including an interest coverage ratio and require us to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The minimum WCF EBITDA requirement is $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the twelve months ended September 30, 2005, our interest coverage ratio was 2.40 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $41.4 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

WCF EBITDA calculated pursuant to the working capital facility is defined as net income (loss) before interest expense, income taxes, depreciation, amortization, management fees (as defined in the management agreement) and other non-cash charges (including all fees and costs relating to the transactions contemplated by the working capital facility) as defined in the working capital facility. WCF EBITDA calculated pursuant to the working capital facility is not an indicator of financial performance or liquidity under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flows from operating activities or other traditional indicators of operating performance or liquidity.

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$4,690	$9,292

Accounts receivable	4,184	3,651
Inventories	4,979	(4,375)
Other current assets	603	985
Refundable income taxes	(864)	824
Other assets	684	578
Accounts payable	(2,388)	(719)
Accrued expenses	(372)	2,712
Accrued interest	4,318	1,642
Other liabilities	(404)	(357)
Credit (provision) for doubtful accounts	137	(198)
Credit (provision) for inventory realizability and LIFO value	49	-
Gain (loss) on disposition of fixed assets, net	(485)	(20)
Income tax provision	1,441	1,578
Cash interest expense	12,907	10,686
Management fees	617	544
Non cash adjustments:
Purchase accounting write-up of inventory	—	257
Adjustments to LIFO reserve	21	—
Decrease(increase) in market value of investments	(40)	4
Amortization of prepaid lease costs	63	63
Loss on disposition of fixed assets	572	48
Working Capital Facility EBITDA	$30,712	$27,195

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

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of September 30, 2005:

	Remaining Payments Due by Period
			2006 to	2008 to	2010 and
(in thousands)	Total	2005	2007	2009	beyond

Long term debt, including interest (1)	$266,357	$—	$33,825	$40,049	$192,483
Operating leases	14,239	1,285	8,333	4,043	578
Purchase obligations (2)	29,445	6,213	17,945	5,183	104
Other long-term obligations (3)	1,472	62	493	451	466
Total	$311,513	$7,560	$60,596	$49,726	$193,631

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

Off Balance Sheet Arrangements

At September 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.”  SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R.  For the Company, the effective date of the new standard under these new rules is January 1, 2006. Adoption of this statement will have an impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice. We do not believe the impact of adopting SFAS 123R will materially affect our consolidated financial position, results of operations or cash flows.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to interest rate risks. These risks primarily relate to changes in interest rates on our revolving credit facility.

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and our expenses in the nine months ended September 30, 2005 and 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. The Company currently has $6.2 million of borrowings under our working capital facility and estimates that a 10% increase in interest rates would have resulted in additional annual interest expense of approximately $42,000. All of our other debt carries fixed interest rates.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that material information is made known to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Sheridan Group, Inc.
Registrant

		By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	November 10, 2005