Form 10-K
period 2005-12-31
SHERIDAN GROUP INC
filed 2006-03-30
CIK 1056035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period From                to              .

Commission File Number:  333-110441

THE SHERIDAN GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1659314
(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

11311 McCormick Road, Suite 260
Hunt Valley, Maryland  21031-1437
(Address of principal executive offices and zip code)

(410) 785-7277
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Check one:  Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

None of the Registrant’s common stock is held by non-affiliates of the Registrant.

There was 1 share of the Registrant’s Common Stock outstanding as of March 28, 2006.

THE SHERIDAN GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements, might cause us to modify our plans or objectives, may affect our ability to pay timely amounts due under our notes and/or may affect the value of our notes. These risks and uncertainties may include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors.” New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Given these risks and uncertainties, we urge you to read this Annual Report on Form 10-K completely with the understanding that actual future results may be materially different from what we plan or expect. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We will not update these forward-looking statements even if our situation changes in the future.

PART I

ITEM 1.   BUSINESS

Overview

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We believe that we enjoy strong and longstanding relationships with our customers, which include publishers, catalog merchants, associations and university presses.  We provide a wide range of printing services and value-added support services, such as electronic publishing support, digital proofing, preflight checking, offshore key stroking and copy editing, online peer review systems, manuscript tracking systems, subscriber database maintenance, mail sortation and distribution, customer audits and training classes, and back issue fulfillment.  We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company. We operate in three business segments:  short-run journals, specialty catalogs and other publications.  For the year ended December 31, 2005, we generated net sales of $348.0 million, operating income of $21.9 million and net income of $1.2 million.  As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

History

We trace our roots back to The Sheridan Press, the predecessor of which was founded in 1915. We entered the short-run journal market in 1980, targeting the printing of scientific, technical, medical and scholarly journals for publishers. The Sheridan Group, Inc. was formed in 1988 to complete the acquisition of Braun-Brumfield, Inc., a short-run book printer located in Michigan. In 1994, we entered the specialty magazine market with the acquisition of United Litho, Inc., a printer of specialty magazines serving the Washington, D.C. metro area. In conjunction with our recapitalization in 1998, we acquired Dartmouth Printing Company, a specialty magazine printer in New Hampshire, and Capital City Press, a journal printer in Vermont. In 1999, we acquired BookCrafters, Inc., a short-run book printer in Chelsea, Michigan and Fredericksburg, Virginia, and consolidated it with Braun-Brumfield to form Sheridan Books, Inc. In 2004, we acquired The Dingley Press (the “Dingley Acquisition”), a specialty catalog printer in Maine. On January 3, 2006, we announced the shutdown of the operations of Capital City Press and the consolidation of the production of short-run journals at The Sheridan Press. The shutdown and consolidation were largely completed during the first quarter of 2006. Currently, we are comprised of six specialty printing companies operating in the domestic scientific, technical, medical and scholarly journal, specialty catalog, short-run book, specialty magazine and article reprints markets: The Sheridan Press in Pennsylvania; Sheridan Books in Michigan; Dartmouth Printing Company in New Hampshire; Dartmouth Journal Services in New Hampshire; United Litho in Virginia; and The Dingley Press in Maine.

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

Value-Added Support Services

In addition to providing printing services to our customers, we offer a full range of value-added support services.  While sales of these services constitute a relatively small percentage of total revenues, they are critical to meeting the customer’s needs.  These services are highly customized for each customer’s specifications and logistics requirements.  With fully digital pre-press capabilities and computer-to-plate technology, we have greatly increased the efficiency with which we provide these services. Examples of the value-added support services we provide are electronic publishing support, digital proofing, preflight checking, offshore key stroking and copy editing, online peer review systems, manuscript tracking systems, subscriber database maintenance, mail sortation and distribution, customer audits and training classes, and back issue fulfillment.

Printing Segments

As a leading publications printer, we offer a broad range of products and services, including scientific, technical, medical and scholarly journals, specialty catalogs, short-run books, specialty magazines, article reprints, and an extensive array of value-added support services.  Our products are sold to a diverse set of customers, including publishers, catalog merchants, university presses and associations.   Our printing operations are classified into three reportable segments.  The following table presents the percentage of net sales contributed by each segment during the past three fiscal years.

Net sales %	2005	2004	2003
Short-run journals	29	34	42
Specialty catalogs	32	22	—
Other publications	41	46	61
Intersegment eliminations	(2)	(2)	(3)
Total	100	100	100

Short-Run Journals

The journal market includes journals for the scientific, technical, medical and scholarly communities. We compete in both the short-run and medium-run portions of the journal market.  We define short-run journals as journals produced on sheet-fed presses with typical production runs of less than 5,000 copies. Publishers, associations and university presses comprise the customers in this portion of the publications market.  In 2005, we printed over 2,200 journal titles.

Our journals are primarily black and white with a small amount of color for photographs, diagrams and advertisements.  They are printed on schedules that range from weekly to annually in run lengths that average 2,300 copies and range from 50 to 5,000 copies. Journal printing typically results in a high level of repeat business due to the periodic nature and complexity of these publications. The vast majority of journals are perfect bound, with the remainder saddle-stitched.  Our journal customers rely on our consistency and on-time reliability to meet the demands of their own customers.

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

Specialty Catalogs

We entered the specialty catalog segment in 2004 with our purchase of The Dingley Press.  We characterize specialty catalogs as catalogs distributed by specialty catalog merchant companies, which are often smaller entrepreneurial firms with high service requirements. We produce catalogs with run lengths between 300,000 and 10,000,000 copies, most of which are printed in four-color and are bound using the saddle stitching technique. Multiple versions of each catalog are distributed during the year requiring high levels of customer service and extensive distribution services.  In 2005, we printed over 110 catalog titles.

Other Publications

The other publications segment provides products and services for specialty magazines, short-run books and medium-run journals to publishers, university presses and associations.

Specialty Magazines

We characterize specialty magazines as magazines having production runs of less than 100,000 copies. Our customers in this market are publishers and associations. Specialty magazines also have a high level of repeat business due to the periodic nature of the publications. This is largely a regional market defined by proximity to the customer. In 2005, we printed over 380 magazine titles.

We produce short-run magazines with average run lengths of 22,000 copies.  The majority of these magazines are printed in four-color.  The magazines are bound using the saddle-stitching and perfect binding techniques. The magazines are produced in frequencies that range from weekly to annually. These magazines are produced on web presses.  Although specialty magazine customers do not require composition services, they do demand high levels of customer service focused on distribution and mailing services, where managing the customer’s subscriber database is critical to customer satisfaction.

Short-Run Books

Short-run books, which we characterize as books having production runs of less than 5,000 copies, are printed for publishers, associations and university presses. Sales to this market include both the initial printing of titles and subsequent reprints.  In 2005, we printed more than 10,500 book titles.

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

Customers

We benefit from a highly diversified customer base. The majority of our business comes from publishers, followed by catalog merchants, associations and university presses.  The average length of our relationship with our top 50 customers is approximately 14 years. We print specialty catalogs for High Response Holdings, Inc. In 2005, High Response Holdings, Inc. accounted for about 13.6% of our net sales.

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

We traditionally market through industry trade shows and industry association conferences. In addition, in our article reprint business, we have strategic relationships with three marketing firms that specialize in obtaining reprint orders from customers, companies and individuals that were featured in a recent publication produced by us or other printers.  These marketing firms identify opportunities for these potential clients to utilize the identified publication reprints as marketing tools.

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

Employees

We have about 2,085 employees as of December 31, 2005. We focus heavily on fostering enthusiastic and positive cultures at each of our locations, evidenced by the fact that we have been recognized with numerous “Best Workplace in America” awards presented by Printing Industries of America. In addition, we closely monitor our employees’ level of job satisfaction with comprehensive surveys on a regular basis. Management believes our compensation and benefits packages are competitive within the industry and local markets.

We have a collective bargaining agreement between Capital City Press and Local Union No. One-L, Graphic Communications International Union, AFL-CIO, which expires on April 30, 2007. Prior to the announced closure of Capital City Press, this agreement covered about 103 of our production and maintenance employees at our Vermont facilities. As a result of the closure in the first quarter of 2006, we no longer have any employees covered by the collective bargaining agreement.

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

ITEM 1A.   RISK FACTORS

Risk Factors

Substantial Leverage—Our substantial indebtedness could adversely affect our financial health and prevent us from meeting our obligations under our indebtedness.

We have a significant amount of indebtedness.  On December 31, 2005, we had total indebtedness of approximately $164.9 million.

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

We have a customer, High Response Holdings, Inc., that accounted for 13.6% of our net sales in 2005. In addition, we have another customer that accounted for 9.6% of our net sales in 2005. In 2006, these two customers are projected to account for similar percentages of our net sales. The loss of either of these customers would cause our net sales and profitability to decline. We cannot assure you that net sales to these and our other large customers will not continue to increase as a percentage of our total net sales or that these customers will continue to use our printing services. The loss of any such customer could adversely affect us.

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

Integration of Acquired Businesses—The integration of acquired businesses may result in substantial costs, delays and other problems.

Our future performance will depend heavily on our ability to integrate the businesses that we may acquire. To integrate newly acquired businesses we must integrate manufacturing facilities and extend our financial and management controls and operating, administrative and information systems in a timely manner and on satisfactory terms and conditions. This may be more difficult with respect to significant acquisitions. We may not be able to successfully integrate acquired businesses or realize projected cost savings and synergies in connection with those acquisitions on the timetable contemplated or at all.

Furthermore, the costs of businesses that we may acquire could significantly impact our short-term operating results. These costs could include:

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

Effectiveness of our internal controls — Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as “Section 404”.  We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions of the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. In addition, we expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or the timing of such costs.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We operate a network of 16 manufacturing, warehousing and office facilities located throughout the East Coast and Midwest that occupy, in total, about 1,226,270 square feet. We maintain more than 978,000 square feet of production space consisting of manufacturing and publication services. We own about 78% of the square footage we use.  The following table provides an overview of our manufacturing, warehousing and office facilities.

Location	Function(s)	Ownership Structure		Total Size (Sq. Feet)
Hunt Valley, MD	Corporate Headquarters	Leased		6,366
Barre, VT	Publication Services (Short-run journals)	Leased		12,884
Orford, NH	Publication Services (Other publications)	Leased		6,895
Hanover, PA	Manufacturing (Short-run journals)	Owned	(1)	159,250
Berlin, VT	Manufacturing (Short-run journals)	Owned	(1)	55,450
Chelsea, MI	Manufacturing (Other publications)	Owned	(1)	135,279
Hanover, NH	Manufacturing (Other publications)	Owned	(1)	147,830
Ashburn, VA	Manufacturing (Other publications)	Owned	(1)	70,159
Lisbon, ME	Manufacturing (Specialty catalogs)	Owned	(1)	266,447
Ann Arbor, MI	Manufacturing and Distribution (Other publications)	Owned	(1)	124,726
Williamstown, VT	Warehousing (Short-run journals)	Leased		27,120
Lebanon, NH	Warehousing (Other publications)	Leased		6,600
Lewiston, ME	Warehousing (Specialty catalogs)	Leased		55,858
Lewiston, ME	Warehousing (Specialty catalogs)	Leased		43,800
Lewiston, ME	Warehousing (Specialty catalogs)	Leased		97,606
Auburn, ME	Warehousing (Specialty catalogs)	Leased		10,000
		Total		1,226,270

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

In 2005, our Sheridan Press subsidiary demolished the 36,060 square foot building adjacent to its main plant in Hanover, Pennsylvania and expanded its existing facility by 52,200 square feet to provide additional manufacturing capacity.

In 2005, our Dartmouth Printing Company subsidiary completed a 24,700 square foot expansion of its existing facility in Hanover, New Hampshire to provide additional manufacturing capacity.

We are continuing our efforts to sell the Ann Arbor, Michigan book facility. We may consolidate this facility with our Chelsea, Michigan operation, pending a firm offer from a third party at an acceptable price. Additionally, we are evaluating various options to expand the Chelsea, Michigan production facility in 2006 to accommodate other business needs.

We have listed for sale the former Capital City Press production facility in Berlin, Vermont as a result of the consolidation of this business in early 2006. Additionally, we have entered into a lease agreement for 11,700 square feet of office space in Waterbury, Vermont, beginning approximately May 2006. The Waterbury lease will accommodate the needs of Dartmouth Journal Services as it assumes responsibility for the services that had been performed by the Publication Services group at Capital City Press, which had occupied leased space in Barre, Vermont.

Our United Litho subsidiary entered into a lease agreement for 4,800 square feet of storage space in Sterling, Virginia beginning in March 2006.

ITEM 3.   LEGAL PROCEEDINGS

We currently are involved in various litigation proceedings as a defendant and are from time to time involved in routine litigation. In the opinion of our management, these matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are wholly-owned by TSG Holdings Corp, a privately owned corporation. There is no public trading market for our equity securities or for those of TSG Holdings Corp. As of March 28, 2006, there were 32 holders of TSG Holdings Corp. common stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

	Successor Basis			Predecessor Basis (1)
	Year ended	Year ended	August 21, 2003	January 1, 2003
	December 31,	December 31,	to December 31,	to August 20,	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2003	2002	2001
Statement of Income Data:

Net sales	$347,959	$287,513	$81,193	$131,904	$208,837	$212,302
Gross profit	64,456	60,782	18,745	31,839	48,997	42,742
Selling and administrative expenses	39,594	37,404	12,704	23,619	32,244	31,083
Operating income	21,897	21,456	5,415	8,108	17,133	10,613
Net income	1,180	2,330	760	1,169	6,624	1,399

Balance Sheet Data (at end of period):

Cash and cash equivalents	$7,962	$4,975	$9,918		$48	$37
Property, plant and equipment, net	119,220	115,253	57,277		45,664	50,330
Total assets	300,721	299,139	202,488		99,955	105,787
Total debt and capital leases	164,904	164,894	103,641		66,003	75,429
Mandatorily redeemable preferred stock	—	—	—		18,192	18,192
Total stockholders’ equity (deficit)	54,996	54,065	47,760		(7,923)	(14,547)

Other Financial Data:

Depreciation and amortization	$17,072	$14,593	$4,168	$4,874	$8,442	$9,163
Capital expenditures	21,282	21,827	2,915	5,213	4,870	7,791

(1)          Periods prior to August 20, 2003 represent the predecessor company prior to the consummation of the Buyout Transactions (discussed below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and our historical consolidated financial data for such periods do not give effect to the Buyout Transactions.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” for a discussion of some of the risks that could affect us in the future.

Introduction

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We provide a wide range of printing services and value-added support services, such as electronic publishing support, digital proofing, preflight checking, offshore key stroking and copy editing, online peer review systems, manuscript tracking systems, subscriber database maintenance, mail sortation and distribution, customer audits and training classes, and back issue fulfillment. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company.

Overview

Buyout and acquisition transactions

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

On May 25, 2004, The Sheridan Group, Inc., through a newly formed subsidiary, purchased substantially all of the assets and business of The Dingley Press (the “Dingley Acquisition”).  The accounting purchase price was $95.4 million, which was comprised of cash paid of $65.5 million, $26.0 million of assumed liabilities and $3.9 million of financing costs. We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $60,000,000 aggregate principal amount of our 10¼% Senior Secured Notes due 2011 (the “2004 Notes”), available cash and equity investments in TSG Holdings Corp. The 2003 Notes and the 2004 Notes are fully and unconditionally guaranteed on a joint and several basis by all of our subsidiaries. We refer to the Dingley Acquisition, the sale of the 2004 Notes, the amendment of our working capital facility and the equity investments collectively as the “Dingley Transactions.”

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

Facility shutdown

On December 15, 2005, due to trends in the short-run journal business and the high capital investment necessary to maintain two manufacturing facilities serving the same market, our Board of Directors approved a restructuring plan to consolidate all short-run journal printing operations into one site. During the first quarter of 2006, we consolidated the printing of short-run journals at The Sheridan Press in Hanover, Pennsylvania and closed the Capital City Press facility in Berlin, Vermont.  Approximately 200 positions were eliminated as a result of the closure. Of the 200 employees affected, approximately 45 Publication Services employees were offered jobs with one of our subsidiaries, Dartmouth Journal Services.

Charges related to this restructuring will be recorded as the plan is implemented. We estimate approximately $3.3 million of restructuring charges resulting in future cash expenditures will be incurred, including $2.2 million of charges related to severance and other personnel costs and $1.1 million of other exit costs. Of the estimated $3.3 million in anticipated restructuring costs, we recorded approximately $0.4 million in 2005 and expect to record the remainder of the costs in 2006.

We have undertaken efforts to sell the Capital City Press facility. The amount to be realized from this sale is not reasonably estimable at this time. The facility will be classified as an asset held for sale as of the end of the first quarter of 2006. We also estimate non-cash charges of $2.3 million in the first quarter of 2006 associated with the accelerated depreciation and amortization of equipment and the Capital City Press trade name which will be disposed of as a result of the shutdown.

Internal Controls

Since 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls over financial reporting, which included contracting with outside consultants, the hiring of a Manager of Financial Controls to lead the internal audit function, along with the initiation of a Company-wide internal controls improvement project. The focus of the improvement project, and the steering committee founded to oversee the project, has been to design, implement and maintain a system of internal controls, including financial policies and procedures, sufficient to satisfy our reporting obligations as a public company. Throughout 2005, we continued to document significant processes and identify areas requiring improvement, and we are in the process of designing enhanced processes and controls to address the concerns identified. We plan to continue these initiatives as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2007.

We believe adequate resources and expertise, both internal and external, have been put in place to meet the Section 404 requirements. We intend to work closely with our independent registered public accounting firm during this process. Though we have taken efforts to become Section 404 compliant by the end of 2007, there is no guarantee that our efforts will result in a management assurance, or an attestation by our independent auditors, that the operating effectiveness and design of our internal controls are adequate.

Critical Accounting Estimates

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

•                  Income taxes; and

•                  Self-insurance.

Allowance for Doubtful Accounts

Our policy with respect to trade accounts and notes receivable is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. The process to estimate the collectibility of our trade accounts receivable balances consists of two steps. First, we evaluate specific accounts for which we have information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy). In these cases, using our judgment based on available facts and circumstances, we record a specific allowance for that customer against the receivable to reflect the amount we expect to ultimately collect. Second, we then establish an additional reserve for all customers based on a range of percentages applied to aging categories, based on management’s best estimate. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Long-Lived Assets and Goodwill

We conduct impairment reviews of long-lived assets and goodwill in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

We adopted SFAS No. 142 on January 1, 2002 and performed a fair market valuation analysis of goodwill as of the same date. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was to screen for potential impairment, while the second step measured the amount of the impairment, if any. We also performed the required impairment tests of goodwill to identify whether an impairment existed under this statement on December 31, 2005 and 2004. No impairments were noted as a result of these tests. At December 31, 2005, we had $57.0 million in goodwill. While significant judgment is required, we believe that our estimates of fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for goodwill, which could materially affect the value of goodwill and our results of operations.

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

Self-Insurance

We are self-insured for healthcare and workers’ compensation costs. We seek to mitigate the risk related to our ultimate claims exposure under these self-insurance arrangements through the purchase of various levels of individual and aggregate claims stop-loss insurance coverage with third-party insurers. We periodically review health insurance and workers’ compensation claims outstanding and estimates of incurred but not reported claims with our third-party claims administrators and adjust our reserves for self-insurance risk accordingly. Provisions for medical and workers’ compensation claims are based on estimates, which are subject to differing financial outcomes based upon the nature and severity of those claims. As a result, additional reserves may be required in future periods.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our consolidated statements of income expressed as a percentage of net sales for the periods presented. The percentage relationships for the year ended December 31, 2003 were derived by combining our results of operations for the period January 1, 2003 through August 20, 2003 and for the period August 21, 2003 through December 31, 2003, which, respectively, are the periods before and after the date of the Buyout Transactions. Accordingly, the data for these two periods and the periods following the Buyout Transactions were prepared on differing bases of accounting and, as a result, the comparability of such percentage relationships with other periods is limited, primarily as a result of one-time transaction costs, amortization of intangibles, depreciation of fixed assets and interest expense related to outstanding debt balances.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Expressed as percentages)	2005	2004	2003

Net sales	100.0	100.0	100.0
Cost of sales	81.5	78.9	76.3
Gross profit	18.5	21.1	23.7
Selling and administrative expenses	11.4	13.0	17.1
(Gain) loss on disposition of fixed assets	0.2	—	—
Restructuring costs	0.1	—	—
Amortization of intangibles	0.5	0.6	0.3
Total operating expenses	12.2	13.6	17.4
Operating income	6.3	7.5	6.3
Other (income) expense
Interest expense	5.5	5.8	4.3
Fair value adjustment to interest rate collar	—	—	(0.1)
Interest income	(0.1)	(0.1)	(0.1)
Other, net	(0.1)	—	(0.2)
Total other expense	5.3	5.7	3.9
Income before income taxes	1.0	1.8	2.4
Income tax provision	0.7	1.0	1.5
Net income	0.3	0.8	0.9

Our business includes three reportable segments comprised of “Short-run Journals,” “Specialty Catalogs” and “Other Publications.” Short-run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run lengths of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run lengths between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments, which produce specialty magazines, medium-run journals and short-run books.

	Successor Basis			Predecessor Basis
			Four-months
			and eleven-days	Seven-months
	Year ended	Year ended	ended December	and twenty-days
	December 31,	December 31,	31,	ended August 20,
	2005	2004	2003	2003
Net sales
Short-run journals	$99,955	$97,277	$33,453	$55,371
Specialty catalogs	111,846	64,204	—	—
Other publications	141,643	131,172	49,606	79,785
Intersegment eliminations	(5,485)	(5,140)	(1,866)	(3,252)
Consolidated total	$347,959	$287,513	$81,193	$131,904

Operating income (loss)
Short-run journals	$12,618	$13,344	$4,087	$6,573
Specialty catalogs	2,599	3,483	—	—
Other publications	8,678	6,885	2,471	2,396
Corporate	(1,998)	(2,256)	(1,143)	(861)
Consolidated total	$21,897	$21,456	$5,415	$8,108

Assets
Short-run journals	$98,535	$94,442	$89,851
Specialty catalogs	85,633	88,147	—
Other publications	113,722	112,348	110,563
Corporate	2,831	4,202	2,074
Consolidated total	$300,721	$299,139	$202,488

Depreciation and amortization
Short-run journals	$4,796	$4,604	$1,640	$1,490
Specialty catalogs	5,785	3,424	—	—
Other publications	6,281	6,399	2,426	3,168
Corporate	210	166	102	216
Consolidated total	$17,072	$14,593	$4,168	$4,874

Capital expenditures
Short-run journals	$8,992	$4,583	$913	$3,425
Specialty catalogs	3,552	5,815	—	—
Other publications	8,522	11,122	1,991	1,773
Corporate	216	307	11	15
Consolidated total	$21,282	$21,827	$2,915	$5,213

Goodwill
Short-run journals	$24,069	$24,069	$26,098
Specialty catalogs	13,553	14,333	—
Other publications	19,361	19,361	18,543
Corporate	—	—	—
Consolidated total	$56,983	$57,763	$44,641

Intangible assets
Short-run journals	$26,507	$27,463	$28,418
Specialty catalogs	3,208	3,390	—
Other publications	16,834	17,428	18,023
Corporate	—	—	—
Consolidated total	$46,549	$48,281	$46,441

Comparison of Years Ended December 31, 2005 and December 31, 2004

Net sales were $348.0 million in 2005, a $60.5 million or 21.0% increase compared to net sales of $287.5 million for 2004. The Dingley Acquisition, completed in May 2004, added the specialty catalogs segment and accounted for $47.6 million of the sales growth. Significant growth in other publications combined with slightly stronger net sales in short-run journals accounted for the rest of the increase. Net sales in 2005 and 2004 included shipping and postage fees billed to customers totaling $33.0 million and $27.4 million, respectively.

Net sales for the short-run journals segment were $100.0 million in 2005, a $2.7 million or 2.8% increase compared to net sales of $97.3 million for 2004. The increase in net sales for the short-run journals segment was primarily attributable to higher paper and shipping revenue as well as new titles that were awarded to us partially offset by declines in revenue related to prepress services. Net sales for the specialty catalogs segment were $111.8 million in 2005, a $47.6 million or 74.2% increase compared to net sales of $64.2 million for 2004. The Dingley Acquisition added the specialty catalogs segment of the printing market. This segment has been included in our results since the May 2004 acquisition date which primarily accounts for the comparative sales growth for 2005. Net sales for the other publications segment for 2005 were $141.6 million, a $10.4 million or 8.0% increase compared to $131.2 million for 2004. Continued growth in medium-run journals and magazine revenues accounted for most of the growth in the other publications segment.

Gross profit for 2005 was $64.5 million, a $3.7 million or 6.0% increase compared to gross profit of $60.8 million for 2004. Gross margin for 2005 decreased to 18.5% of net sales compared to 21.1% for 2004. The gross margin decline for 2005 was attributable primarily to the inclusion of a full year’s gross margin for The Dingley Press as a result of the Dingley Acquisition, as the specialty catalogs segment has a lower gross margin than our other businesses. Increases in paper and shipping expenses, which are primarily pass-through costs for our businesses, as well as pricing pressures also contributed to the gross margin decline in 2005.

Selling and administrative expenses for 2005 were $39.6 million, a $2.2 million or 5.9% increase compared to $37.4 million for 2004. The increase for 2005 was due mainly to the inclusion of a full year of selling and administrative expenses for The Dingley Press as a result of the Dingley Acquisition.

Gain or loss on fixed asset dispositions for 2005 was a loss of $0.6 million as compared to a gain of $0.2 million for 2004.

Restructuring expenses related to the shutdown of Capital City Press were $0.4 million in 2005. In December 2005, our Board of Directors approved a plan to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals industry and the capital investment required for maintaining two facilities serving the same market. The $0.4 million charge recorded in the fourth quarter of 2005 related primarily to guaranteed severance payments and other one-time costs. We estimate an additional $2.9 million of restructuring charges resulting in future cash expenditures will be charged in 2006, as the shutdown is implemented. We also estimate non-cash charges of approximately $2.3 million in the first quarter of 2006 associated with accelerated depreciation and amortization on tangible and intangible assets which will be disposed of as a result of the shutdown. Restructuring expenses related to the closure of the Sheridan Books facility in Fredericksburg, Virginia were $0.3 million in 2004.

Amortization expense for 2005 was $2.0 million, a $0.2 million increase compared to amortization expense of $1.8 million for 2004. The increase in amortization expense in 2005 was due to the recognition of intangible assets associated with the Dingley Acquisition in May 2004.

Operating income for 2005 was $21.9 million, a $0.4 million or 2.1% increase compared to operating income of $21.5 million for 2004. Operating margin for 2005 was 6.3%, reflecting a 1.2 margin point decrease compared to an operating margin of 7.5% for 2004. Operating margins were lower in 2005 due primarily to the acquisition of The Dingley Press in May 2004, as the specialty catalogs segment has a lower operating margin than our other businesses. Operating margins were also adversely impacted by higher paper and freight costs as well as pricing pressure.

Operating income for the short-run journals segment for 2005 was $12.6 million, a $0.7 million or 5.4% decrease compared to operating income of $13.3 million for 2004. The decrease in operating income was primarily attributable to declines in revenues related to prepress services, resulting from continued pricing pressure and the loss of business to lower cost offshore suppliers, as well as $0.4 million of restructuring costs associated with the decision to shutdown the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. Operating margin for the short-run journals segment was 12.6% for 2005, reflecting a 1.1 margin point decrease compared to an operating margin of 13.7% for 2004. The decline in prepress service sales, pricing pressures, increases in paper and shipping costs and restructuring costs were primarily responsible for the decrease in operating margins for 2005. Operating income for the specialty catalogs segment for 2005 was $2.6 million, a $0.9 million or 25.4% decrease compared to operating income of $3.5 million for 2004. Operating margin for the specialty catalogs segment was 2.3% for 2005, reflecting a 3.1 margin point decrease compared to an operating margin of 5.4% for 2004. Increases in transportation costs and utility rates, coupled with pricing pressures and a full year’s allocation of corporate overhead were primarily responsible for the lower operating income and operating margins experienced in the specialty catalogs segment for 2005. Increases in paper costs, although a pass-through item to customers, also adversely impacted the operating margin for specialty catalogs in 2005. Operating income for the other publications segment for 2005 was $8.7 million, a $1.8 million or 26.0% increase compared to operating income of $6.9 million for 2004. Operating margin for the other publications segment was 6.1% for 2005, reflecting a 0.9 margin point increase compared to an operating margin of 5.2% for 2004. The increased operating income and operating margin in the other publications segment were primarily due to manufacturing labor and overhead savings realized from the closing of the Sheridan Books facility in Fredericksburg, Virginia and the consolidation of the manufacturing operations into our facility in Chelsea, Michigan during the third and fourth quarters of 2004.

Interest expense in 2005 was $19.0 million, a $2.3 million or 13.7% increase compared to interest expense of $16.7 million for 2004. This increase was primarily attributable to recording a full year of interest expense for the debt associated with the Dingley Acquisition for 2005 as compared to a partial year in 2004 since the Dingley Acquisition was finalized in May 2004.

Other income (including interest income) for 2005 was $0.7 million, a $0.4 million increase compared to other income (including interest income) of $0.3 million for 2004. This increase was due primarily to increases in the market value of investments held in deferred compensation funds as well as interest income earned on tax refunds during 2005.

Income before income taxes for 2005 was $3.6 million, a $1.5 million or 29.0% decrease as compared to income before income taxes of $5.1 million for 2004. Income before income taxes margin for 2005 of 1.0% decreased 0.8 margin points compared to a 1.8% margin for 2004. The decrease in income before income taxes margin for 2005 was mainly the result of higher interest expense associated with the financing of the Dingley Acquisition in May 2004, poorer operating results in our specialty catalogs segment and the restructuring costs recorded in connection with the shutdown of Capital City Press partially offset by improved profitability in other publications.

Our effective income tax rate in 2005 was 67.4% compared to 54.3% in 2004. The increase was primarily the result of the impact of increased state tax apportionment in states with unitary tax filing requirements, primarily Maine and New Hampshire, as well as other high tax states. The decline in pre-tax operating income in 2005 also contributed to the higher effective income tax rate.

Net income for 2005 was $1.2 million, a $1.1 million or 49.3% decrease from net income of $2.3 million for 2004. The decrease in net income for 2005 was principally due to higher interest expense associated with the financing of the Dingley Acquisition in May 2004, poorer operating results in our specialty catalogs segment and the restructuring costs recorded in connection with the shutdown of Capital City Press partially offset by improved profitability in the other publications segment.

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

Gross profit for 2004 was $60.8 million, a $10.2 million or 20.2% increase compared to gross profit of $50.6 million for 2003. Gross margin for 2004 decreased to 21.1% of net sales compared to 23.7% for 2003. The gross margin decline for 2004 was attributable primarily to the Dingley Acquisition, as the specialty catalog segment has a lower gross margin than our other businesses. The decline attributable to The Dingley Press was partially offset by productivity gains, driven by capital investments, realized by other segments during 2004.

Selling and administrative expenses for 2004 were $37.4 million, a $1.1 million or 3.0% increase compared to $36.3 million for 2003. The increase for 2004 was due mainly to the addition of selling and administrative expenses for The Dingley Press, higher employee costs, including healthcare, the management fee paid to our equity sponsors and increases in accounting, legal and other costs associated with the additional reporting and compliance requirements resulting from the public registration of the 2003 Notes and the 2004 Notes, partially offset by the absence of $3.5 million of transaction costs related to the Buyout Transactions (which were expensed as incurred in 2003).

Gain or loss on fixed asset dispositions for 2004 was a gain of $0.2 million and was a loss of $0.1 million for 2003.

Restructuring costs for 2004 were $0.3 million; none were recorded in 2003. The restructuring costs in 2004 were due to the closure of the Sheridan Books facility in Fredericksburg, Virginia and were primarily related to employee termination and other one-time costs.

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

Interest expense in 2004 was $16.7 million, a $7.9 million or 88.7% increase compared to interest expense of $8.8 million for 2003. This increase was primarily attributable to the increase in debt associated with the Buyout Transactions and the Dingley Transactions, coupled with the higher interest rate of the 2003 Notes and the 2004 Notes as well as $0.3 million of liquidated damages accrued as a result of not having an exchange registration statement for the 2003 Notes filed with the Securities and Exchange Commission and declared effective by the deadline required by the registration rights agreement relating to the 2003 Notes.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $23.5 million for 2005 compared to $22.7 million for 2004. This $0.8 million increase was primarily the result of $2.5 million of additional depreciation and amortization in 2005 as a result of the Dingley Acquisition and reductions in working capital deployed, partially offset by lower earnings.

Investing Activities

Net cash used in investing activities was $20.3 million for 2005 compared to $85.0 million for 2004. This $64.7 million decrease was primarily the result of the absence in 2005 of the $65.5 million of cash paid related to the Dingley Acquisition offset by $0.8 million of proceeds received from our insurer in 2005 as a result of property damage suffered in September 2004 at our manufacturing facility in Ashburn, Virginia.

Financing Activities

Total debt outstanding at December 31, 2005 was $164.9 million which was unchanged as compared to $164.9 million outstanding at December 31, 2004.

Net cash used in financing activities for 2005 was $0.2 million which primarily resulted from the payment of a cash dividend. Net cash provided by financing activities for 2004 totaled $57.3 million and consisted of $61.2 million of proceeds from the sale of the 2004 Notes less $3.9 million of costs paid in connection with such sale in conjunction with the Dingley Acquisition.

We had cash of $8.0 million as of December 31, 2005 compared to $5.0 million as of December 31, 2004. During 2005, we utilized cash provided by operating activities to make investments in new equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes. During 2004, we utilized cash provided by operating activities as well as cash from additional borrowings to help fund the Dingley Acquisition, make investments in new equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Indebtedness

As of December 31, 2005, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of December 31, 2005. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

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

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Additionally, our working capital facility contains various restrictive covenants. Among other things, it prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and requires us to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the year ended December 31, 2005, our interest coverage ratio was 2.42 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $41.6 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Net cash provided by operating activities	$23,543	$22,692	$20,137
Accounts receivable	704	1,697	(1,144)
Notes receivable	—	—	(104)
Inventories	556	(6,658)	(1,641)
Other current assets	611	897	373
Refundable income taxes	(1,935)	1,213	(155)
Other assets	846	816	515
Accounts payable	(3,357)	(1,363)	(638)
Accrued expenses	(125)	2,877	(2,001)
Accrued interest	119	(2,604)	(2,544)
Other liabilities	(509)	(543)	(4)
Provision for doubtful accounts	(53)	(196)	(315)
Provision for inventory realizability and LIFO value	(64)	(136)	(19)
Deferred income tax benefit (expense)	269	(252)	456
Gain (loss) on disposition of fixed assets, net	(586)	172	(51)
Income tax provision	2,436	2,765	3,197
Cash interest expense	17,201	14,989	6,944
Management fees	827	769	210
Non cash adjustments:
Purchase accounting write-up of inventory	—	257	629
Adjustments to LIFO value	30	30	15
Decrease (increase) in market value of investments	(85)	(66)	(143)
Amortization of prepaid lease costs	83	83	83
Loss on disposition of fixed assets	695	1,010	54
Non-recurring transaction costs	—	—	3,484
Restructuring costs	429	256	—
Gain on sale of Fredericksburg, VA land and building, net of exit costs	—	(776)	—
The Dingley Press EBITDA from January 1, 2004 through May 24, 2004 (a)	—	4,327	—
Working Capital Facility EBITDA	$41,635	$42,256	$27,338

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for 2006 will total about $24.9 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations as of December 31, 2005:

	Remaining Payments Due by Period
			2007 to	2009 to	2011 and
(in thousands)	Total	2006	2008	2010	beyond

Long term debt, including interest (1)	$260,133	$16,913	$33,825	$33,825	$175,570
Operating leases	14,775	4,983	7,419	2,160	213
Purchase obligations (2)	31,020	23,318	5,511	2,191	—
Other long-term obligations (3)	1,411	247	505	344	315

Total	$307,339	$45,461	$47,260	$38,520	$176,098

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

Off-Balance Sheet Arrangements

At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2005, 2004 and 2003.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules is January 1, 2006. Adoption of this statement will have an impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice. We do not believe adoption of SFAS 123R will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123R. This interpretation expresses the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. We will adopt SAB 107 in connection with our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 in the first quarter of fiscal 2006.

In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements after Lease Inception or Acquired in a Business Combination”. EITF 05-06 requires that leasehold improvements acquired in a business combination be capitalized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition.  EITF 05-06 also requires leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of Statement 13) at the date the leasehold improvements are purchased. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early adoption of the consensus is permitted in periods for which financial statements have not been issued.  We do not believe that the adoption of EITF 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued SFAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and included in income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005; early adoption is permitted. We plan to adopt FSP SFAS 13-1 in the first quarter of 2006 and do not expect FSP SFAS 13-1 to have a material impact on the consolidated financial statements.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and our expenses in fiscal years 2005, 2004 and 2003 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholder
of the Sheridan Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in the stockholders’ equity (deficit) and mandatorily redeemable convertible preferred stock, and of cash flows present fairly, in all material respects, the financial position of The Sheridan Group, Inc. and Subsidiaries (the “Company”)(“Successor”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the four-month and eleven-day period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on August 21, 2003, Sheridan Acquisition Corp., a newly formed entity, acquired the outstanding stock of the Company. The financial statements for the periods subsequent to August 21, 2003 have been prepared on a basis of accounting arising from this acquisition. The financial statements for the period from January 1, 2003 to August 20, 2003 are presented on the Company’s previous basis of accounting.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 29, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders
of the Sheridan Group, Inc.

In our opinion, the accompanying consolidated statements of income, of changes in stockholders’ equity (deficit) and mandatorily redeemable convertible preferred stock and of cash flows present fairly, in all material respects, the results of operations and cash flows of The Sheridan Group, Inc. and Subsidiaries (the “Company”)(“Predecessor”) for the seven-month and twenty-day period ended August 20, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on August 21, 2003, Sheridan Acquisition Corp., a newly formed entity, acquired the outstanding stock of the Company. The financial statements for the periods subsequent to August 21, 2003 have been prepared on a basis of accounting arising from this acquisition. The financial statements for the period from January 1, 2003 to August 20, 2003 are presented on the Company’s previous basis of accounting.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 24, 2004

The Sheridan Group, Inc. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$7,962,406	$4,974,615
Accounts receivable, net of allowance for doubtful accounts of $956,612 and $1,136,719, respectively	33,544,025	32,893,070
Inventories, net	19,055,266	18,562,870
Other current assets	4,125,713	4,325,228
Refundable income taxes	677,061	2,611,725
Deferred income taxes	1,167,836	1,907,748
Total current assets	66,532,307	65,275,256

Property, plant and equipment, net	119,219,511	115,253,354
Intangibles, net	46,549,163	48,281,162
Goodwill	56,983,043	57,763,307
Deferred financing costs, net	6,915,181	8,672,108
Other assets	4,521,350	3,893,675

Total assets	$300,720,555	$299,138,862

Liabilities
Current liabilities
Accounts payable	$19,401,927	$17,487,828
Accrued expenses	24,220,519	24,214,084
Total current liabilities	43,622,446	41,701,912

Notes payable	164,903,580	164,893,650
Deferred income taxes	33,740,457	35,529,769
Other liabilities	3,457,939	2,948,686
Total liabilities	245,724,422	245,074,017
Commitments and contingencies (Notes 13 and 18)

Stockholder’s Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at December 31, 2005 and 2004	—	—
Additional paid-in capital	50,975,800	50,975,000
Retained earnings	4,020,333	3,089,845
Total stockholder’s equity	54,996,133	54,064,845

Total liabilities and stockholder’s equity	$300,720,555	$299,138,862

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005 and December 31, 2004 and Periods Ended December 31 and August 20, 2003

	Successor Basis			Predecessor Basis
			Four-months and	Seven-months and
	Year Ended	Year Ended	eleven-days ended	twenty-days ended
	December 31,	December 31,	December 31,	August 20,
	2005	2004	2003	2003
Net sales	$347,958,675	$287,513,124	$81,192,856	$131,904,436
Cost of sales	283,502,625	226,730,754	62,447,372	100,065,635
Gross profit	64,456,050	60,782,370	18,745,484	31,838,801
Selling and administrative expenses	39,594,103	37,404,454	12,703,533	23,619,398
(Gain) loss on disposition of fixed assets	585,617	(172,405)	23,610	26,583
Restructuring costs	429,231	256,481	—	—
Amortization of intangibles	1,950,204	1,838,073	603,624	85,079
Total operating expenses	42,559,155	39,326,603	13,330,767	23,731,060
Operating income	21,896,895	21,455,767	5,414,717	8,107,741
Other (income) expense
Interest expense	18,967,623	16,678,096	4,423,048	4,698,393
Fair value adjustment to interest rate collar	—	—	—	(283,123)
Interest income	(280,254)	(183,296)	(47,153)	(66,603)
Other, net	(406,853)	(133,516)	(235,236)	(93,154)
Total other expense	18,280,516	16,361,284	4,140,659	4,255,513
Income before income taxes	3,616,379	5,094,483	1,274,058	3,852,228
Income tax provision	2,436,000	2,764,851	513,845	2,683,312
Net income	$1,180,379	$2,329,632	$760,213	$1,168,916

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Mandatorily Redeemable Convertible Preferred Stock

Years Ended December 31, 2005 and December 31, 2004 and Periods Ended December 31 and August 20, 2003

	Mandatorily Redeemable		Class A		Class E		Successor		Additional	Retained Earnings	Total
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance as of December 31, 2002	18,192	$18,191,665	60,916	$609	—	$—	—	$—	$2,437,847	$(10,361,553)	$(7,923,097)
Predecessor Basis
Net income	—	—	—	—	—	—	—	—	—	1,168,916	1,168,916
Stock option compensation	—	—	12,389	124	—	—	—	—	1,000,132	—	1,000,256
Exercised warrants	—	—	—	—	26,300	263	—	—	—	—	263
Conversion of mandatorily redeemable	—	—	—	—	—	—	—	—	—	—	—
preferred stock to Class A common stock	(18,192)	(18,191,665)	230,800	2,308	—	—	—	—	18,189,357	—	18,191,665
Ending balance of predecessor company	—	—	304,105	3,041	26,300	263	—	—	21,627,336	(9,192,637)	12,438,003

Successor Basis
Issuance of successor common stock	—	—	—	—	—	—	1	—	47,000,000	—	47,000,000
Net Income	—	—	—	—	—	—	—	—	—	760,213	760,213
Balance as of December 31, 2003	—	—	—	—	—	—	1	—	47,000,000	760,213	47,760,213
Capital contribution from parent company	—	—	—	—	—	—	—	—	3,975,000	—	3,975,000
Net income	—	—	—	—	—	—	—	—	—	2,329,632	2,329,632
Balance as of December 31, 2004	—	—	—	—	—	—	1	—	50,975,000	3,089,845	54,064,845
Cash dividend	—	—	—	—	—	—	—	—	—	(249,891)	(249,891)
Capital contribution from parent company	—	—	—	—	—	—	—	—	800	—	800
Net income	—	—	—	—	—	—	—	—	—	1,180,379	1,180,379
Balance as of December 31, 2005	—	$—	—	$—	—	$—	1	$—	$50,975,800	$4,020,333	$54,996,133

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and December 31, 2004 and Periods Ended December 31 and August 20, 2003

	Successor Basis			Predecessor Basis
			Four-months and	Seven-months and
	Year ended	Year ended	eleven-days ended	twenty-days ended
	December 31,	December 31,	December 31,	August 20,
	2005	2004	2003	2003

Cash flows provided by operating activities:
Net income	$1,180,379	$2,329,632	$760,213	$1,168,916
Adjustments to reconcile net income to net cash from operating activities
Depreciation	15,121,343	12,755,046	3,563,957	4,591,401
Amortization of assets under capital lease	—	—	—	197,527
Amortization of intangible assets	1,950,204	1,838,073	603,624	85,079
Provision for doubtful accounts	53,074	195,961	81,823	232,757
Provision (credit) for inventory realizability and LIFO value	63,950	136,110	(9,555)	28,372
Fair value adjustment to interest rate collar	—	—	—	(283,123)
Amortization of deferred financing costs and debt discount, included in interest expense	1,766,857	1,689,413	496,175	1,681,665
Deferred income tax expense (benefit)	(269,136)	332,614	(739,434)	284,109
(Gain)/loss on disposition of fixed assets	585,617	(172,405)	23,610	26,583
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(704,029)	(1,697,032)	(2,325,780)	3,470,338
Notes receivable	—	—	33,356	70,636
Inventories	(556,346)	6,657,930	1,981,057	(340,259)
Other current assets	(610,456)	(896,973)	(657,603)	284,837
Refundable income taxes	1,934,664	(1,292,999)	466,393	(311,135)
Other assets	(845,880)	(816,179)	117,688	(633,394)
Accounts payable	3,357,249	1,363,309	1,284,949	(646,728)
Accrued expenses	125,202	(2,877,309)	(241,779)	2,243,055
Accrued interest	(118,767)	2,604,371	3,629,504	(1,085,925)
Other liabilities	509,253	542,515	(280,457)	284,288
Net cash provided by operating activities	23,543,178	22,692,077	8,787,741	11,348,999

Cash flows used in investing activities
Purchases of property, plant and equipment	(21,282,193)	(21,827,456)	(2,914,838)	(5,213,268)
Proceeds from sale of fixed assets	165,926	2,404,366	27,044	26,155
Proceeds from insurance coverage	809,971	—	—	—
Collection of notes receivable	—	—	430,630	—
Acquisition of business, net of cash acquired	—	(65,529,531)	(79,883,936)	—
Net cash used in investing activities	(20,306,296)	(84,952,621)	(82,341,100)	(5,187,113)

Cash flows (used in) provided by financing activities
Borrowing of revolving line of credit	21,568,000	9,274,000	—	15,693,315
Repayment of revolving line of credit	(21,568,000)	(9,274,000)	(2,121,771)	(16,473,000)
Repayment of long term debt	—	—	(56,744,439)	(5,185,798)
Repayment of obligation under capital leases	—	—	(1,469,565)	(164,376)
Payment of deferred financing costs in connection with issuance of long term debt	—	(3,882,593)	(6,873,594)	—
Payment of dividend	(249,891)
Proceeds from issuance of long term debt	—	61,200,000	103,600,350	—
Proceeds from capital contribution from parent company	800	—	47,000,000	—
Net cash (used in) provided by financing activities	(249,091)	57,317,407	83,390,981	(6,129,859)

Net increase (decrease) in cash and cash equivalents	2,987,791	(4,943,137)	9,837,622	32,027

Cash and cash equivalents
Cash and cash equivalents, beginning of year	4,974,615	9,917,752	80,130	48,103

Cash and cash equivalents, end of year	$7,962,406	$4,974,615	$9,917,752	$80,130

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$17,319,533	$14,092,645	$5,353	$4,282,030
Income taxes, net of refunds	$738,852	$3,699,852	$771,943	$2,238,506

Non-cash investing and financing activities
Conversion of preferred stock into common stock	$—	$—	$18,191,665	$—
Asset additions in accounts payable	$977,324	$2,420,474	$1,040,000	$176,000
Issuance of stock as purchase consideration	$—	$3,975,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and December 31, 2004 and Periods Ended December 31 and August 20, 2003

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

The Sheridan Acquisition was treated as a purchase business combination requiring a new basis of accounting for the acquired assets and liabilities pursuant to the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations.” Accordingly, the financial statements of the Company as of and for periods subsequent to August 21, 2003 are referred to as the “Successor basis” statements and all financial statements prior to that date are referred to as the “Predecessor basis” statements. The aforementioned application of purchase accounting resulted in higher depreciation and amortization expense. Accordingly, because of the Sheridan Acquisition and new basis of accounting, the Company’s financial statements for the period subsequent to the Sheridan Acquisition are not comparable to the Predecessor’s financial statements for the periods prior to the Sheridan Acquisition.

The Dingley Press, Inc.

On March 5, 2004, the Company entered into an agreement to purchase substantially all of the assets and business of The Dingley Press of Lisbon, Maine (the “Dingley Acquisition”). On May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes (the “2004 Notes”) totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011. The 2004 Notes have identical terms to the 2003 Notes. Proceeds from the 2004 Notes of $61.2 million (which included a premium), together with approximately $4.0 million of stock issued by TSG Holdings Corp., which was contributed to the Company as additional paid-in capital, were used to fund the Dingley Acquisition and to cover fees and expenses of the 2004 Notes offering and the Dingley Acquisition. The total purchase price for the Dingley Acquisition was $95.4 million, which consisted of cash paid of $65.5 million, liabilities assumed of $26.0 million and financing costs of $3.9 million. Included in the purchase price was a standard seller indemnity escrow fund totaling $3.0 million which expired on November 25, 2005. The results of operations of The Dingley Press have been included in the Company’s results of operations since the date of the Dingley Acquisition.

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

Current assets	$26,926
Property, plant & equipment	49,711
Intangible assets	3,978
Goodwill	14,829
Total assets acquired	95,444
Liabilities assumed	(26,006)
Net assets acquired	$69,438

During 2005, the Company has revised the original allocation of purchase price made to the net assets acquired as a result of the Dingley Acquisition. The Company corrected the classification of the deferred tax asset arising from the portion of tax deductible goodwill acquired in excess of book goodwill. The revision resulted in an increase to goodwill and a decrease to deferred tax assets of $11.2 million, as of the acquisition date. The revision had no effect on net assets acquired as a result of the acquisition and no impact on previously reported consolidated statements of income, cash flows, and stockholders’ equity. As a result of the revision, reflected in the December 31, 2004 consolidated balance sheet, and in accordance with FAS 109, “Accounting for Income Taxes”, the Company will realize a tax benefit associated with the amount of tax goodwill in excess of book goodwill associated with the acquisition. The Company will only recognize the benefit when realized on future tax returns and will apply the benefit first to reduce book goodwill associated with the acquisition to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and third to reduce income tax expense. During 2005, the Company incurred a tax benefit of $0.8 million associated with the realization of tax deductible goodwill in excess of book goodwill. Such amount has been recorded as a reduction to book goodwill for the year ended December 31, 2005 (see Note 7).

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

The following unaudited pro forma summary for the year ended December 31, 2004 presents the consolidated results of operations as if the Dingley Acquisition had occurred as of January 1, 2004. The following unaudited pro forma summary for the year ended December 31, 2003 presents the consolidated results of operations as if both the Sheridan Acquisition and the Dingley Acquisition (the “Acquisitions”) occurred as of January 1, 2003. The summary includes adjustments for depreciation and amortization of noncurrent assets, income taxes, interest expense on the debt incurred to fund the Acquisitions, management fees and transaction costs which would have been incurred had the Acquisitions occurred as of the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Acquisitions and other transactions occurred as of that date or results which may occur in the future.

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

• The seller’s price to the buyer is fixed and determinable, and

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

Business and Credit Concentrations

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the journal, magazine, book, specialty catalog and article reprint markets. There were no significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

A rollforward of the allowance for doubtful accounts is as follows:

	Successor Basis			Predecessor Basis
	Year Ended December 31,	Year Ended December 31,	Four-months and eleven-days ended December 31,	Seven-months and twenty-days ended August 20,
	2005	2004	2003	2003

Balance at beginning of period	$1,136,719	$1,089,139	$1,155,565	$996,685
Charged to expense	53,074	195,961	81,823	232,757
Deductions	(233,181)	(549,793)	(148,249)	(73,877)
Other (a)	—	401,412	—	—
Balance at end of period	$956,612	$1,136,719	$1,089,139	$1,155,565

(a) Represents the opening balance in the allowance resulting from the acquisition of The Dingley Press during 2004.

Inventories

Inventories are stated at the lower of cost or market with the cost of TSP’s paper inventory and SBI’s work-in-process inventory determined by the last-in, first-out (“LIFO”) cost method. The cost of the remaining inventory (approximately 92% of inventories at December 31, 2005 and December 31, 2004) is determined using the first-in, first-out (“FIFO”) method.

Property and Equipment

Property, plant and equipment are recorded at cost, except those assets acquired through the Acquisitions, in which case they are recorded at fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows: 1-11 years for machinery and equipment; and 10-40 years for buildings and land improvements. Leasehold improvements are amortized over their estimated useful lives or the term of the underlying lease, whichever is shorter. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings.

Expenditures for renewals and improvements which extend the original estimated lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable pursuant to SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

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

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment is then measured in the second step by comparing the implied fair value of goodwill, determined using estimated future discounted cash flows, to the carrying value of goodwill for each reporting unit.

Identified Intangible and Other Long-Lived Assets

Identified intangible assets, which primarily consist of customer relationships and trade names, were valued at fair value with the assistance of independent appraisers, effective with the Acquisitions. All long-lived assets are amortized over the estimated useful lives. The Company periodically reviews long-lived assets for impairment using undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and does not believe there is any impairment of intangible assets or other long-lived assets as of December 31, 2005 and 2004 pursuant to SFAS 144.

Deferred Financing Costs

Deferred financing costs incurred in connection with the 2003 Notes and the 2004 Notes are being amortized over the term of the related debt using the effective interest method. Deferred financing costs incurred in connection with establishing the revolving credit agreement are being amortized over the term of the agreement using the straight-line method. Accumulated amortization as of December 31, 2005 and 2004 was $3,849,214 and $2,092,287, respectively.

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

The following table reflects pro forma net income had the Company elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Successor Basis			Predecessor Basis
	Year ended December 31,	Year ended December 31,	Four-months and eleven-days ended December 31,	Seven-months and twenty-days ended August 20,
	2005	2004	2003	2003

Net income (loss) as reported	$1,180,379	$2,329,632	$760,213	$1,168,916
Less: Stock-based compensation, net of tax	13,615	12,460	—	32,275
Pro forma net income (loss)	$1,166,764	$2,317,172	$760,213	$1,136,641

The estimated fair value of each option on the date of grant was calculated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted:

	December 31, 2005	December 31, 2004	December 31, 2003
Risk-free interest rate	4.38%	3.95%	3.95%
Average expected years until exercise	5.6 years	6.5 years	7 years
Expected volatility	0%	0%	0%
Dividend yield	0%	0%	0%
Weighted average fair value per share	$2.17	$2.26	$2.41

Fair Value Information

The Company believes that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of the Company’s publicly traded debt, based on quoted market prices, was approximately $169.7 million and $180.5 million as of December 31, 2005 and 2004, respectively.

Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” This statement established accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts and for hedging activity. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to provisions of SFAS 133. The Company elected, as permitted by SFAS 133, not to prove the hedge effectiveness of its interest rate collar due to the administrative burden of complying with SFAS 133. As a result, changes in the fair value of the interest rate collar were recorded through current income rather than through other comprehensive income. On August 21, 2003, a portion of the proceeds from the 2003 Notes were used to pay the obligation of $529,897, relating to the interest rate collar, and the interest rate collar agreement was terminated. The Company had no derivative financial instruments at December 31, 2005 and 2004.

Advertising Costs

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense, included in selling and administrative expenses in the consolidated statements of income, was approximately $469,000, $491,000, $160,000 and $363,000 for the years ended December 31, 2005 and 2004, the four-months and eleven-days ended December 31, 2003 and the seven-months and twenty-days ended August 20, 2003, respectively.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123 (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. For the Company, the effective date of the new standard under these new rules is January 1, 2006. Adoption of this statement will have an impact on the Company's consolidated financial statements as it will be required to expense the fair value of stock option grants rather than disclose the impact on consolidated net income within the footnotes, as is the current practice. The Company does not believe adoption of SFAS 123R will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123R. This interpretation expresses the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. The Company will adopt SAB 107 in connection with its adoption of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change.

It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in the first quarter of fiscal 2006.

In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-06, “ Determining the Amortization Period for Leasehold Improvements after Lease Inception or Acquired in a Business Combination”. EITF 05-06 requires that leasehold improvements acquired in a business combination be capitalized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-06 also requires leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of Statement 13) at the date the leasehold improvements are purchased. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early adoption of the consensus is permitted in periods for which financial statements have not been issued. The Company does not believe that the adoption of EITF 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued SFAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and included in income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005; early adoption is permitted. The Company plans to adopt FSP SFAS 13-1 in the first quarter of 2006 and does not expect FSP SFAS 13-1 to have a material impact on the consolidated financial statements.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

4. Inventories

Inventories consist of the following:

	December 31, 2005	December 31, 2004
Work-in-process	$9,998,419	$7,591,952
Raw materials (principally paper)	9,116,711	11,001,183
	19,115,130	18,593,135
Excess of current cost over LIFO inventory value	(59,864)	(30,265)
	$19,055,266	$18,562,870

The Company maintained a reserve for the realizability of inventory in the amounts of $95,988 and $127,144 for the years ended December 31, 2005 and 2004, respectively, which are included in the amounts in the table above relating to work-in-process and raw materials. A rollforward of the inventory reserve is as follows:

	Successor Basis			Predecessor Basis
	Year Ended December 31,	Year Ended December 31,	Four-months and eleven-days ended December 31,	Seven-months and twenty-days ended August 20,
	2005	2004	2003	2003

Balance at beginning of period	$127,144	$72,608	$83,285	$69,949
Charged to expense	34,351	105,845	(9,555)	13,336
Deductions	(65,507)	(51,309)	(1,122)	—
Balance at end of period	$95,988	$127,144	$72,608	$83,285

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2005	December 31, 2004
Land	$5,235,310	$5,205,316
Buildings and improvements	39,934,420	33,024,140
Machinery and equipment	103,704,298	92,312,572
	148,874,028	130,542,028
Accumulated depreciation	(29,654,517)	(15,288,674)
Property, plant and equipment, net	$119,219,511	$115,253,354

Depreciation and amortization expense for the years ended December 31, 2005 and 2004, the four-months and eleven-days ended December 31, 2003 and the seven-months and twenty-days ended August 20, 2003 was $15,121,343, $12,755,046, $3,563,957 and $4,788,928, respectively.

6. Intangible Assets

In conjunction with the Acquisitions, the Company acquired intangible assets relating to customer relationships, trade names and technology. The customer relationships, trade names and technology are being amortized using the straight-line method over their estimated useful lives as described below. Amortization expense for the years ended December 31, 2005 and 2004, related to customer relationships, trade name and technology intangible assets was $1,731,999 and $1,659,705, respectively.

		December 31, 2005			December 31, 2004
	Useful Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	25 years	$27,800,000	$2,540,241	$25,259,759	$27,800,000	$1,428,241	$26,371,759
Trade names	40 years	22,400,000	1,314,430	21,085,570	22,400,000	754,430	21,645,570
Technology	5 years	300,000	96,166	203,834	300,000	36,167	263,833
		$50,500,000	$3,950,837	$46,549,163	$50,500,000	$2,218,838	$48,281,162

In December 2005, our Board of Directors approved a plan to consolidate the printing of short-run journals at The Sheridan Press and shut down the Capital City Press facility. In connection with this shutdown, the Capital City Press trade name, with a net cost of $1,881,962 as of December 31, 2005, will be amortized over its remaining useful life of three months.

The Company estimates annual amortization expense related to these intangibles as follows:

Years Ended December 31,	Amortization
2006	$3,563,962
2007	1,682,000
2008	1,682,000
2009	1,645,834
2010	1,622,000
Thereafter	36,353,367

Total	$46,549,163

7. Goodwill

Goodwill at December 31, 2005 represents the excess of the purchase price over the estimated fair value of the net assets acquired in The Sheridan Group and The Dingley Press acquisitions. Goodwill of $43,430,022 from the Sheridan Acquisition is a result of a stock purchase, and therefore is not deductible for tax purposes. Goodwill of $13,553,021 from the Dingley Acquisition is a result of an asset purchase and is deductible for tax purposes.

As of December 31, 2005, the initial step in our annual test for goodwill impairment indicated potential impairment in our specialty catalogs segment, as a result of declining results at TDP. We completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for TDP. As a result of the second step, we determined that the goodwill at TDP was not impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005, are as follows:

	Short-Run Journals	Specialty Catalogs	Other Publications	Consolidated
Balance at December 31, 2003	$26,098,237	$—	$18,542,817	$44,641,054
Adjustment of deferred tax liabilities related to assets acquired in the Sheridan Acquisition	(656,490)	—	817,804	161,314
Adjustment of valuation allowance established in the Sheridan Acquisition	(1,223,505)	—	—	(1,223,505)
Adjustment of contingency related to the Sheridan Acquisition	(148,841)	—	—	(148,841)
Creation of goodwill as a result of the Dingley Acquisition	—	14,829,126	—	14,829,126
Realization of tax goodwill benefit related to the Dingley Acquisition	—	(495,841)	—	(495,841)
Balance at December 31, 2004	$24,069,401	$14,333,285	$19,360,621	$57,763,307
Realization of tax goodwill benefit related to the Dingley Acquisition	—	(780,264)	—	(780,264)
Balance at December 31, 2005	$24,069,401	$13,553,021	$19,360,621	$56,983,043

8. Other Assets

Other assets consist of the following:

	December 31, 2005	December 31, 2004
Notes and other receivables, net	$1,172,148	$1,802,240
Prepaid expenses and deposits	3,327,091	2,929,257
Non-compete agreements, net	582,080	800,285
Deferred compensation plan assets	3,477,251	2,599,898
Other	88,493	87,223
Total	8,647,063	8,218,903
Less: current portion	4,125,713	4,325,228
Long-term portion	$4,521,350	$3,893,675

Notes receivable are presented net of an allowance of $194,820 and $431,877 as of December 31, 2005 and 2004, respectively. Non-compete agreements are presented net of accumulated amortization of $1,121,929 and $903,724 as of December 31, 2005 and 2004, respectively. Amortization expense related to the non-compete agreements (which is included in amortization of intangibles in the consolidated statements of income and cash flows) for the years ended December 31, 2005 and 2004, the four- months and eleven-days ended December 31, 2003, the seven-months and twenty-days ended August 20, 2003, was $218,205, $178,368, $44,491 and $85,079, respectively.

Other receivables at December 31, 2004, included approximately $721,000 representing an amount due from an insurance carrier to reimburse us for property damage sustained at ULI. This receivable was collected in full during 2005.

9. Notes Payable and Revolving Credit Facility

In conjunction with the Sheridan Acquisition, on August 21, 2003, the Company completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011. The carrying value of the 2003 Notes was $103.9 million and $103.8 million as of December 31, 2005 and 2004, respectively.

In conjunction with the Dingley Acquisition, on May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011. The carrying value of the 2004 Notes was $61.0 million and $61.1 million as of December 31, 2005 and 2004, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

The terms of the registration rights agreement relating to the 2003 Notes required the Company to have had an exchange registration statement for the 2003 Notes filed with the SEC and declared effective by February 17, 2004. Because of additional SEC requirements as a result of the Dingley Acquisition, the Company was not able to satisfy this requirement until October 13, 2004. Consequently, during 2004 the Company paid liquidated damages with respect to the 2003 Notes totaling approximately $319,000, which is included in interest expense for the year ended December 31, 2004. The 2004

Notes did not accrue any liquidated damages since the registration of the 2004 Notes was declared effective prior to November 21, 2004.

In an event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Concurrent with the offering of the 2003 Notes, the Company entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrent with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at the Company’s option and mature in May 2009. Interest is payable monthly in arrears. The Company has agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, the Company has agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of December 31, 2005, the Company had no borrowings outstanding under the Revolver, had unused amounts available of $27,950,000 and had $2,050,000 in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and its subsidiaries, subject to permitted liens. The Revolver contains various covenants including provisions that prohibit the Company from incurring and prepaying other indebtedness and places restrictions on the Company’s ability to pay dividends. It also requires the Company to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the revolving credit agreement). The Company has complied with all of the restrictive covenants as of December 31, 2005.

In an event of default, all principal and interest due under the Revolver shall be immediately due and payable.

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2005	December 31, 2004
Payroll and related expenses	$5,508,232	$6,027,051
Profit sharing accrual	2,219,059	1,834,393
Accrued interest	6,375,826	6,494,593
Customer prepayments	3,670,677	3,638,336
Deferred revenue	1,515,840	1,314,656
Self-insured health and worker’s compensation accrual	3,075,622	2,792,300
Other	1,855,263	2,112,755
Total	$24,220,519	$24,214,084

11. Other Liabilities

Other liabilities consist of the following:

	December 31, 2005	December 31, 2004
Non-compete agreements	$971,327	$1,146,312
Deferred compensation	2,394,894	1,760,636
Other	91,718	41,738
Total	$3,457,939	$2,948,686

12. Income Taxes

The components of the income tax provision (benefit) are as follows:

	Successor Basis			Predecessor Basis
	December 31,	December 31,	Four-months and eleven-days ended December 31,	Seven-months and twenty-days ended August 20,
	2005	2004	2003	2003
Current
Federal	$2,151,489	$1,819,044	$1,098,000	$1,977,357
State	553,647	613,193	155,279	421,846
	2,705,136	2,432,237	1,253,279	2,399,203
Deferred
Federal	(1,173,117)	(45,795)	(684,226)	126,242
State	903,981	378,409	(55,208)	157,867
	(269,136)	332,614	(739,434)	284,109
	$2,436,000	$2,764,851	$513,845	$2,683,312

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31, 2005	December 31, 2004

Deferred tax assets
Incentive and vacation accrual	$1,156,191	$848,513
Bad debt reserve	435,811	441,234
Self insurance accrual	553,939	434,658
Intangible assets	607,128	549,825
Amortization of financing costs	425,981	298,395
Inventory-additional costs capitalized for tax	220,918	201,247
Net operating loss carryforwards-Federal	420,791	522,451
Net operating loss carryforwards-States	691,603	469,772
Fixed asset basis related to state disallowance of bonus depreciation	227,177	268,793
Other	44,677	30,197
Valuation allowance	(978,482)	(669,180)
Total deferred tax assets	3,805,734	3,395,905
Deferred tax liabilities
Intangible assets	18,273,862	18,484,743
Inventory basis difference	277,078	283,589
Property and equipment	16,539,330	16,937,677
Land	1,112,861	1,145,727
Prepaid insurance	175,224	166,190
Total deferred tax liabilities	36,378,355	37,017,926
Net deferred tax liabilities	$32,572,621	$33,622,021

	December 31,	December 31,
	2005	2004
Included in the balance sheet
Noncurrent deferred tax liabilities in excess of assets	$33,740,457	$35,529,769
Current deferred tax assets in excess of liabilities	1,167,836	1,907,748
Net deferred tax liability	$32,572,621	$33,622,021

During 2005 and 2004, the Company realized a tax benefit of $0.8 million and $0.5 million, respectively, associated with the realization of tax deductible goodwill in excess of book goodwill. Such amount has been recorded as a reduction to book goodwill for the years ending December 31, 2005 and 2004 (see Note 7).

During 2004, the Company refined its determination of deferred tax liabilities associated with fixed assets acquired in the Sheridan Acquisition, resulting in an increase to goodwill and deferred tax liabilities of approximately $161,000.

At December 31, 2005 and 2004, the Company had U.S. Federal net operating loss (“NOL”) deduction carryforwards of approximately $1,238,000 and $1,537,000, respectively, attributable to one of its subsidiaries.

The Internal Revenue Code and various state taxing jurisdictions place certain limitations on the annual amount of NOL carryforwards which can be utilized if certain changes in the Company’s ownership occur. In connection with the Company’s 1998 acquisition of CCP, a change in ownership occurred, resulting in a limitation on the utilization of CCP’s preacquistion NOLs. During 2004, the Company elected to adopt an alternative method of determining the limitation on the use of the NOLs pursuant to IRS Notice 2003-65, which resulted in a decrease to the limitation on the use of Federal and certain State NOLs. As a result, the Company received U.S. Federal and State of Vermont income tax refunds of approximately $1,322,000, generated from additional use of the net operating losses against taxable income in 2000, 2001, and 2002. Thus, management concluded during 2004 that it is more likely than not that the remaining U.S. Federal net operating losses in the table shown below and the related State net operating losses will be utilized. Accordingly, the related valuation allowance of approximately $1,220,000 was fully reversed in 2004. This reversal of valuation allowance resulted in a reduction to goodwill since the valuation allowance had been established through purchase accounting upon the acquisition of CCP.

The remaining Federal NOLs as of December 31, 2005 are subject to limitations which allow for approximately $299,000 of NOLs to be available for use each year. The Company’s Federal NOLs will expire approximately as follows:

Amount of Regular	Year of
Net Operating Loss	Expiration
385,000	2008
674,000	2009
179,000	2011

As of December 31, 2005 and 2004, the Company had state NOLs with a tax effected value of approximately $692,000 and $470,000, respectively, in various jurisdictions, which begin to expire in 2008. Management has determined that a valuation allowance is needed for approximately $623,000 and $320,000 as of December 31, 2005 and 2004, respectively, against net operating losses in State jurisdictions without sufficient prior earnings.

The Company utilized NOLs against Federal and State taxable income, which reduced tax expense for 2005 by approximately $123,000.

The Company has also determined that valuation allowances of approximately $355,000 and $350,000 as of December 31, 2005 and 2004, respectively, are needed for a deferred tax asset relating to transaction costs from the Sheridan Acquisition which are deductible for tax purposes upon sale of the Company. Given the indefinite timing of this reversal, a valuation allowance was established.

The Company has provided for contingencies related to income taxes in accordance with SFAS No. 5. At December 31, 2005 and December 31, 2004, the Company has reserves of approximately $559,000 and $527,000, respectively, related to transaction costs for the Sheridan Acquisition. In analyzing the need for the provision of tax contingency reserves, including interest, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions.

A rollforward of the Company’s valuation allowance is as follows:

	Successor Basis			Predecessor Basis
			Four-months and	Seven-months and
	Year Ended	Year Ended	eleven-days ended	twenty-days ended
	December 31,	December 31,	December 31,	August 20,
	2005	2004	2003	2003

Balance at beginning of period	$669,180	$1,870,660	$1,532,007	$1,532,007

Charged to expense	309,302	319,551	338,653	—

Reductions	—	(1,223,505)	—	—

Other, net	—	(297,526)	—	—

Balance at end of period	$978,482	$669,180	$1,870,660	$1,532,007

The Company’s income tax provision differs from taxes computed using the U.S. Federal statutory tax rate as follows:

	Successor Basis			Predecessor Basis
			Four-months and	Seven-months and
	Years ended	Years ended	eleven-days ended	twenty-days ended
	December 31,	December 31,	December 31,	August 20,
	2005	2004	2003	2003
	Amount	Amount	Amount	Amount
Income before income taxes	$3,616,379	$5,094,483	$1,274,058	$3,852,228

U.S. Federal statutory tax rate	$1,229,569	$1,732,125	$433,180	$1,309,758
Increase (decrease) in tax expense resulting from:	31,620	21,957	—	504,916
Tax reserves
Amortization of non-deductible goodwill	—	—	—	35,122
Non-deductible stock warrant costs	—	—	—	153,425
Non-deductible meals and entertainment	79,459	82,218	31,522	48,064
Change in valuation allowance	309,302	319,551	—	338,660
State income taxes, net of U.S.
Federal income tax benefit	168,352	(91,584)	47,276	173,331
Change in state tax apportionment and rates	780,198	554,080	—	—
Domestic production activity deduction	(65,179)	—	—	—
Other, net	(97,321)	146,504	1,867	120,036
Income tax provision	$2,436,000	$2,764,851	$513,845	$2,683,312

During 2005 and 2004, the Company reported an increase in its deferred State tax provision of approximately $780,000 and $554,000 to properly reflect higher anticipated State effective income taxes due primarily to increased apportionment of the Company’s taxable income to states with unitary filing requirements and other high tax states.

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. During 2005, the Company realized a benefit of approximately $65,000 from the deduction associated with domestic production activities. This special deduction is 3% of qualifying income for years 2005 and 2006, 6% in years 2007 through 2009 and 9% thereafter.

13. Commitments

In February 1998, the Company entered into an employment agreement with its former Chairman of the Board. This agreement includes a 10 year non-compete arrangement, which expires in 2008. The liability for this agreement is to be paid out in increments increasing from $126,000 to $151,200 per year, over 15 years. Included in other liabilities as of December 31, 2005 is approximately $728,000 related to the net present value of the obligation under this agreement.

In May 2004, the Company entered into an employment agreement with the President of The Dingley Press. This agreement includes a 5 year non-compete arrangement, which expires in 2009. The liability for this agreement is to be paid out in increments of $108,000 per year over 5 years. Included in other liabilities as of December 31, 2005 is approximately $243,000 related to the net present value of the obligation under the agreement.

The Company leases warehouse, plant and office space, printing equipment, computer equipment and delivery equipment under non-cancelable operating leases. Rental expense relating to these leases was approximately $5,441,000, $4,806,000, $1,649,000 and $3,295,000 for the years ended December 31, 2005 and 2004, the four-months and eleven-days ended December 31, 2003, and the seven-months and twenty-days ended August 20, 2003, respectively. As of December 31, 2005 approximate minimum future rental payments under non-cancelable operating leases are as follows:

Years Ended December 31,
2006	$4,983,000
2007	4,407,000
2008	3,012,000
2009	1,734,000
2010	426,000
Thereafter	213,000
Total	$14,775,000

In exchange for certain pricing arrangements, the Company has entered into agreements to purchase consumable raw materials. The Company has also entered into agreements to acquire additional plant and equipment. As of December 31, 2005, approximate future payments related to these agreements are as follows:

	Raw	Plant and
Years Ended December 31,	materials	equipment
2006	$5,914,000	$17,404,000
2007	2,768,000	—
2008	2,743,000	—
2009	2,087,000	—
2010	104,000	—
Thereafter	—	—
Total	$13,616,000	$17,404,000

14. Mandatorily Redeemable Convertible Preferred Stock

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

15. Stockholders’ Equity

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

Stock Option Plan

The Company reserved for issuance 29,243 shares of its Class A Common Stock pursuant to its 1998 Stock Option Plan (the “1998 Plan”). Incentive Stock Options were granted at prices for issuance not less than the fair market value of the stock at the date of grant. Options generally vested ratably over a five year period, except for those options granted to officers, portions of which vested ratably over time and the remainder of which vested only upon the achievement of certain performance targets or after ten years from the date of grant. A portion of the unvested options would immediately vest upon the occurrence of certain future events, as specified in the 1998 Plan, including the sale of the Company or a qualified public offering. Options were not exercisable until the passage of ten years from date of issuance except upon the occurrence of a sale of the Company or a qualified public offering. The options expire 12 years from the date of grant. On August 21, 2003, in connection with the Sheridan Acquisition, all outstanding options (totaling 27,723 shares) were exercised and the 1998 Plan was terminated.

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

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Shares under option at beginning of year	55,500	48,700
Options granted (weighted average exercise price of $10.00)	900	7,700
Options canceled (weighted average exercise price of $10.00)	(3,920)	(900)
Options exercised (exercise price of $10.00)	(80)	—
Shares under option at end of year	52,400	55,500

At December 31, 2005, the remaining weighted average life of the outstanding options was approximately 8 years. All options issued since plan inception were granted with an exercise price of $10.00, which equaled the fair market value of Holdings Common Stock on the date of grant. At December 31, 2005, 15,270 options were exercisable. During 2005, 80 options to purchase Holdings Common Stock were exercised and the $800 of proceeds received were contributed from Holdings to the Company.

16. Employee Benefit Plans

The Company sponsors two 401(k) retirement plans. The Company determines annual discretionary contributions to the plans. Contributions of approximately $2,886,000, $2,103,000, $756,000 and $1,087,000 were charged to operations for the years ended December 31, 2005 and 2004, the four-months and eleven-days ended December 31, 2003 and the seven-months and twenty-days ended August 20, 2003, respectively.

The Company maintains a non-qualified deferred compensation plan for certain employees which allows participants to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis and which allows for make-whole contributions for participants whose pre-tax deferrals are limited under the Company’s 401(k) Plan and other discretionary contributions. Employee and Company contributions are maintained in an irrevocable trust. Legally, the assets remain those of the Company; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The employee has no right to assign or transfer contractual rights in the trust. The participants are fully vested in their compensation deferred; however, the make-whole contributions and any employer discretionary contributions are subject to vesting requirements. The Company accounts for the plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2005 and 2004, the Company recorded a deferred compensation liability of approximately $2,395,000 and $1,761,000, respectively, in other non-current liabilities in the accompanying consolidated balance sheets.

The change in the deferred compensation obligation related to changes in the fair value of the vested diversified assets held in trust is recorded in accordance with SFAS 115 as trading income (loss) in compensation expense with an offsetting entry to other income (loss), respectively. The diversified assets held in trust were approximately $3,477,000 and $2,600,000 as of December 31, 2005 and 2004, respectively, and are recorded at their fair value, based on quoted market prices, in other non-current assets on the accompanying consolidated balance sheets.

17. Related Party Transactions

In connection with the Sheridan Acquisition, the Company entered into a 10 year management agreement with BRS and JCP. The management fee is equal to the greater of $500,000 or 2% of earnings before interest, taxes depreciation and amortization (as defined in the management agreement), plus reasonable out-of-pocket expenses. The Company incurred and paid approximately $827,000 and $769,000 in such fees for the years ended December 31, 2005 and 2004, respectively.

J. M. Dryden Hall, Jr., a member of the Company’s board of directors, has served the Company as legal counsel. Fees paid to Mr. Hall for the years ended December 31, 2005 and 2004, the four-months and eleven-days ended December 31, 2003, the seven-months and twenty-days ended August 20, 2003, were approximately $50,000, $56,000,  $33,000 and $22,000, respectively. Effective January 1, 2006, Mr. Hall will no longer serve as legal counsel to the Company.

18. Contingencies

The Company is party to legal actions as a result of various claims arising in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

19. Business Segments

The Company is a specialty printer in the United States offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. The Company’s business includes three business reporting segments comprised of “Short-run Journals”, “Specialty Catalogs” and “Other Publications.” Short-run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run lengths of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run lengths between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments which produce specialty magazines, medium-run journals and short-run books. Certain operations within the Company’s Other Publications segment have been aggregated following the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to the similar characteristics of their financial performance and operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses and the amortization of a non-compete agreement with the Company’s former Chairman of the Board (Note 13), are not allocated to the segments. The Company’s customer base resides in the continental United States and its manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

The Company had one customer, High Response Holdings, Inc., which accounted for 13.6 % of consolidated net sales for the year ended December 31, 2005. Net sales for High Response Holdings, Inc. are reported in the Specialty Catalogs segment. The Company had one customer, Elsevier, which accounted for 11.2% of consolidated net sales for the year ended December 31, 2004, 12.3% for the period ended December 31, 2003 and 12.1% for the period ended August 20, 2003, respectively. Net sales for Elsevier are reported in both the “Short-run Journals” and “Other Publications” segments.

The following table provides segment information for continuing operations (in thousands):

	Successor Basis		Predecessor Basis
			Four-months
			and eleven-days	Seven-months
	Year ended	Year ended	ended December	and twenty-days
	December 31,	December 31,	31,	ended August 20,
	2005	2004	2003	2003
Net sales
Short-run journals	$99,955	$97,277	$33,453	$55,371
Specialty catalogs	111,846	64,204	—	—
Other publications	141,643	131,172	49,606	79,785
Intersegment eliminations	(5,485)	(5,140)	(1,866)	(3,252)
Consolidated total	$347,959	$287,513	$81,193	$131,904

Operating income (loss)
Short-run journals	$12,618	$13,344	$4,087	$6,573
Specialty catalogs	2,599	3,483	—	—
Other publications	8,678	6,885	2,471	2,396
Corporate	(1,998)	(2,256)	(1,143)	(861)
Consolidated total	$21,897	$21,456	$5,415	$8,108

Assets
Short-run journals	$98,535	$94,442	$89,851
Specialty catalogs	85,633	88,147	—
Other publications	113,722	112,348	110,563
Corporate	2,831	4,202	2,074
Consolidated total	$300,721	$299,139	$202,488

Depreciation and amortization
Short-run journals	$4,796	$4,604	$1,640	$1,490
Specialty catalogs	5,785	3,424	—	—
Other publications	6,281	6,399	2,426	3,168
Corporate	210	166	102	216
Consolidated total	$17,072	$14,593	$4,168	$4,874

Capital expenditures
Short-run journals	$8,992	$4,583	$913	$3,425
Specialty catalogs	3,552	5,815	—	—
Other publications	8,522	11,122	1,991	1,773
Corporate	216	307	11	15
Consolidated total	$21,282	$21,827	$2,915	$5,213

Goodwill
Short-run journals	$24,069	$24,069	$26,098
Specialty catalogs	13,553	14,333	—
Other publications	19,361	19,361	18,543
Corporate	—	—	—
Consolidated total	$56,983	$57,763	$44,641

Intangible assets
Short-run journals	$26,507	$27,463	$28,418
Specialty catalogs	3,208	3,390	—
Other publications	16,834	17,428	18,023
Corporate	—	—	—
Consolidated total	$46,549	$48,281	$46,441

20. Restructuring and Other Exit Costs

Due to trends in the short-run journal business and the high capital investment necessary to maintain two manufacturing facilities serving the same market, the Company’s Board of Directors, on December 15, 2005, approved a restructuring plan to consolidate all short-run journal printing operations into one site. During the first quarter of 2006, the Company consolidated the printing of short-run journals at The Sheridan Press in Hanover, Pennsylvania and closed the Capital City Press facility in Berlin, Vermont. Approximately 200 positions were eliminated as a result of the closure. Of the 200 employees affected, approximately 45 Publication Services employees were offered jobs with one of the Company’s subsidiaries, Dartmouth Journal Services.

Charges related to this restructuring will be recorded as the plan is implemented. The Company estimates approximately $3.3 million of restructuring charges resulting in future cash expenditures will be incurred, including $2.2 million of charges related to severance and other personnel costs and $1.1 million of other exit costs. Of the estimated $3.3 million in anticipated restructuring costs, the Company recorded approximately $0.4 million in 2005 and expects to record the remainder of the costs in 2006.

The Company has undertaken efforts to sell the Capital City Press facility. The amount to be realized from this sale is not reasonably estimable at this time. The facility will be classified as an asset held for sale as of the end of the first quarter of 2006. The Company also estimates non-cash charges of $2.3 million in the first quarter of 2006 associated with the accelerated depreciation and amortization of equipment and the Capital City Press trade name which will be disposed of as a result of the shutdown.

On August 31, 2005 the Company announced plans to reduce the scope of its Publications Services operation at Capital City Press and eliminate approximately 35 positions involved with composition and graphics work and also lay off about 10 printing operations employees due to a reduced volume of printing work. In connection with these layoffs, we recorded approximately $74,000 of restructuring costs in 2005, primarily related to severance payments. The Company also incurred a charge of approximately $70,000, included in cost of sales, in 2005 related to the write-off of equipment.

In September 2004, the Company closed the Sheridan Books, Inc. facility in Fredericksburg, VA, which was part of the Other Publications segment, and moved most of the manufacturing operations equipment from this facility to its facility in Chelsea, Michigan. As a result of this action, the Company incurred approximately $256,000 of restructuring costs related to employee termination and other closure-related expenses. No amounts were accrued related to this restructuring at December 31, 2004.

The Fredericksburg facility and excess equipment were sold during 2004. The sale of the land and building, which had a carrying value of approximately $952,000, resulted in a gain of approximately $919,000.  In connection with the sale of the land and building, the Company incurred approximately $143,000 of costs related to vacating the facility.  The sale and disposal of the excess equipment, which had a carrying value of approximately $484,000, resulted in a loss of approximately $435,000.

21. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Net sales	$84,995	$84,124	$87,403	$91,437
Gross profit	16,326	15,302	16,534	16,294
Operating income	5,762	4,785	5,780	5,570
Net income	$469	$91	$498	$122

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Net sales	$54,396	$63,939	$82,516	$86,662
Gross profit	13,371	14,871	16,586	15,954
Operating income	4,168	5,414	6,314	5,560
Net income (loss)	$674	$998	$771	$(113)

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are a wholly-owned subsidiary of TSG Holdings Corp., whose stockholders include affiliates of Bruckmann, Rosser, Sherrill & Co., LLC and Jefferies Capital Partners, and members of our senior management.

Our Equity Sponsors

Bruckmann, Rosser, Sherrill & Co., LLC, or BRS, is a New York-based private equity investment firm with about $1.2 billion under management. BRS was founded in 1995 and has since invested in over 30 companies in the following industries: restaurants, consumer goods, specialty retail, recreation/leisure, apparel, home furnishings, industrial and commercial services (including equipment rental), commercial equipment manufacturing, wholesale distribution and healthcare services. BRS and its affiliates are collectively referred to as “BRS.”

Jefferies Capital Partners, or JCP, is a New York-based private equity investment firm with over $1.0 billion in equity commitments under management. Since 1994, JCP’s professionals have invested in over 45 companies in a variety of industries. JCP focuses on partnering with entrepreneurs and management teams in industries in which JCP has expertise. JCP invests in management buyouts, recapitalizations, industry consolidations and growth equity. JCP and its affiliates are collectively referred to as “JCP.”

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
John A. Saxton	56	President and Chief Executive Officer and Director
Robert M. Jakobe	52	Vice President and Chief Financial Officer and Secretary
Patricia A. Stricker	41	Vice President, Operations and Human Resources
Douglas R. Ehmann	49	Vice President and Chief Technology Officer
Joan B. Davidson	44	President and Chief Operating Officer—The Sheridan Press, Inc. (“TSP”)
Gary J. Kittredge	55	President and Chief Operating Officer—Capital City Press, Inc. (“CCP”)
Robert M. Moore	40	President and Chief Operating Officer—Sheridan Books, Inc. (“SBI”)
David C. Hewitt	63	President and Chief Operating Officer—Dartmouth Printing Company (“DPC”)
J. Kenneth Garner	52	President and Chief Operating Officer—United Litho, Inc. (“ULI”)
G. Paul Bozuwa	45	President—Dartmouth Journal Services, Inc. (“DJS”)
Christopher A. Pierce	57	President and Chief Operating Officer—The Dingley Press, Inc. (“TDP”)
Thomas J. Baldwin	47	Director
Nicholas Daraviras	32	Director
Craig H. Deery	58	Director
Gary T. DiCamillo	55	Director
J. Rice Edmonds	35	Director
J. M. Dryden Hall, Jr.	72	Director
James L. Luikart	60	Director
Nicholas R. Sheppard	31	Director
George A. Whaling	69	Director

The table above provides a current list of our executive officers and their respective current positions. Effective April 1, 2006, the following organizational changes will be implemented. Mr. Pierce will be named Chairman of TDP and Mr. Moore will become President and Chief Operating Officer of TDP. Mr. Michael J. Seagram will become an executive officer serving as President and Chief Operating Officer of SBI. Mr. Hewitt will retire from his role at DPC and Mr. Kittredge will become the President and Chief Operating Officer of DPC. The new titles are used in the following biographies.

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

Douglas R. Ehmann, Vice President and Chief Technology Officer. Mr. Ehmann joined us in 1998 as our Vice President and Chief Technology Officer. Prior to joining us, he worked at Northrop Grumman Corporation as a Sector Chief Information Officer for Information Systems from 1995 to 1998 and in the Management Systems Division at the Procter & Gamble Company from 1981 to 1995. Mr. Ehmann serves on the Executive Committee of the Print Industries Market Information and Research (PRIMIR) organization. He holds a B.S., an M.E. and an M.B.A. from Cornell University.

Joan B. Davidson, President and Chief Operating Officer—TSP. Ms. Davidson joined us in 1995 and has served as President and Chief Operating Officer of TSP since 1996. From 1995 to 1996, she served as Finance Manager of TSP. Prior to joining us, Ms. Davidson worked in various positions in the marketing and finance departments of The Procter &

Gamble Company, most recently serving as a Finance Manager. Ms. Davidson is active in the industry as Chairman of the National Association for Printing Leadership and as past Secretary and past Treasurer of the Print and Graphic Scholarship Foundation of the Graphic Arts. She is a member of the National Association for Printing Leadership’s Walter E. Soderstrom Society. Ms. Davidson holds a B.S. from the College of Notre Dame of Maryland and an M.B.A. from Loyola College in Maryland.

Gary J. Kittredge, President and Chief Operating Officer—DPC. Mr. Kittredge joined us in 2000 and effective April 1, 2006 will serve as President and Chief Operating Officer of DPC. From 2002 to 2006, he served as President and Chief Operating Officer of CCP. From 2000 to 2002, he served as Executive Vice President of CCP. Prior to joining us, Mr. Kittredge was the General Manager and Vice President of Manufacturing for IPD Printing. Prior to that, he served as a Business Unit Manager and Manager of Technical Development of Litho-Krome Co., a subsidiary of Hallmark Cards, Incorporated. Mr. Kittredge is a member of the Board of Directors of the Printing Industry of New England. He holds a B.S. and an M.S. from Rochester Institute of Technology.

Robert M. Moore, President and Chief Operating Officer—TDP. Mr. Moore joined us in 2000 and effective April 1, 2006, will serve as President and Chief Operating Officer of TDP. From 2003 to 2006, he served as President and Chief Operating Officer of SBI. From November 2001 to January 2003, he served as Vice President of Finance of SBI, and, from 2000 to November 2001, Mr. Moore served as Director of Finance of SBI. Prior to joining us, Mr. Moore held several positions at The Procter & Gamble Company, most recently serving as Assistant Brand Manager, New Business Development from 1999 to 2000. He served as Finance Manager, Commercial Products Group from 1998 to 1999 and as Manager, Profit Forecasting for the Food and Beverage Sector from 1997 to 1998. Mr. Moore holds a B.A. from the University of Cincinnati.

David C. Hewitt, President and Chief Operating Officer—DPC. Mr. Hewitt joined us in 1998 and is retiring effective April 1, 2006. From 1998 to 2006, he served as President and Chief Operating Officer of DPC. From 1970 to 1998, he served as Executive Vice President and co-owner of DPC. Mr. Hewitt has been active in industry affairs. He previously served on the Executive Committee and the Board of Directors of the Printing Industries of America. He is also past Chair of the Printing Industries of America’s Association Relations Committee. Mr. Hewitt holds a B.A. from Dartmouth College and an M.B.A. from Harvard Business School.

J. Kenneth Garner, President and Chief Operating Officer—ULI. Mr. Garner joined us in 1975 and has served as President and Chief Operating Officer of ULI since 1994. From 1985 to 1992, he served as Executive Vice President and Chief Operating Officer of ULI. Mr. Garner is very active in industry affairs and is a past Chairman of the National Association for Printing Leadership (“NAPL”), a member of the Walter E. Soderstrom Society and the recipient of the 2002 Soderstrom Award. He is a former chairman of the Graphic Arts Education & Research Foundation, Environmental Conservation Board, and the Printing Industries of America’s (“PIA’s”) Executive Development Committee. He is a former director of the Graphic Arts Show Company and the Printing Industries of Virginia. He is a current director for the Virginia Printing Foundation. Mr. Garner holds a B.A. from Randolph-Macon College.

G. Paul Bozuwa, President—DJS. Mr. Bozuwa joined us in 1991 and has served as President of DJS since 2002, when he led the creation of DJS. From 1995 to 2002, Mr. Bozuwa served as President and Chief Operating Officer of CCP. From 1991 to 1995, he served as Chief Financial Officer of CCP. Mr. Bozuwa is active in industry affairs serving as Chair of the task force on Science, Journals, Poverty and Human Development, past Chairman of the Finance Committee and past Treasurer of the Council of Science Editors. Prior to joining us, he was an Associate of Kearsarge Ventures, a venture fund, from 1989 to 1991. Mr. Bozuwa holds a B.A. from Dartmouth College and an M.B.A. from the University of New Hampshire.

Christopher A. Pierce—Chairman—TDP. Mr. Pierce joined us in May 2004, upon the consummation of the Dingley Acquisition, and effective April 1, 2006, will serve as Chairman of TDP. From 2004 to 2006, he served as President and Chief Operating Officer of TDP. From 1980 to the time of the Dingley Acquisition, Mr. Pierce served as President of The Dingley Press. Mr. Pierce holds a B.A. from Bowdoin College.

Michael J. Seagram, President and Chief Operating Officer—SBI. Mr. Seagram joined us in 2003 and effective April 1, 2006 will serve as President and Chief Operating Officer of SBI. From 2003 to 2006, he served as Vice President of Sales and Marketing of SBI. Before joining SBI, Mr. Seagram was Owner and President of Aristoplay, Ltd., a publisher of children’s games, from 1997 to 2003. He was also the Owner and President of the marketing firm, Seagram & Singer, Inc. from 1986 to 1998. Mr. Seagram holds a B.S. from Wayne State University.

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

Nicholas Daraviras, Director. Mr. Daraviras is a Managing Director of JCP. Mr. Daraviras joined JCP in 1996. Mr. Daraviras holds a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Daraviras also serves as a director of Edgen Corp. and various private companies in which JCP has an interest.

Craig H. Deery, Director. Mr. Deery was a Managing Director of JCP from 2002 to 2003. He previously served as a member of our board of directors from 1995 to 2001. From 1987 to 2002, Mr. Deery was a Managing Director at BancBoston Capital, where he served on the management committee of BancBoston Capital. While at BancBoston Capital, Mr. Deery supervised a direct investment portfolio of $500 million, including mezzanine securities and equity as a minority, co-invest, and control investor. Prior to 1987, Mr. Deery spent fifteen years at BancBoston, serving as a team leader in domestic lending and as Senior Credit Officer and Chairman of the Credit Committee of BancBoston Australia, Ltd. Mr. Deery holds a B.A. from Bucknell University and an M.B.A. from New York University. Mr Deery is also a director of First Ipswich Bancorp.

Gary T. DiCamillo, Director. Mr. DiCamillo has been a member of our board of directors since 1989. Mr. DiCamillo has served as President and Chief Executive Officer of American Crystal, Inc. in Dedham, Massachusetts since 2005. From 2002 to 2005, Mr. DiCamillo served as President, Chief Executive Officer, and Director of TAC Worldwide Companies. From 1995 to 2002, he was Chairman and Chief Executive Officer of Polaroid Corporation (which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001), and from 1993 to 1995 he was President of Worldwide Power Tools for Black & Decker Corporation. Mr. DiCamillo holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. DiCamillo is also a director of Pella Corporation, 3Com Corporation and Whirlpool Corporation.

J. Rice Edmonds, Director. Mr. Edmonds is a Managing Director at BRS. He joined BRS in 1996. From 1993 to 1996, he worked in the high yield finance group of Bankers Trust. Mr. Edmonds holds a B.S. from the University of Virginia McIntire School of Commerce and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Edmonds is also a director of McCormick & Schmick Restaurant Corporation, Real Mex Restaurants, Inc., Town Sports International, Inc. and several private companies in which BRS has an interest.

J. M. Dryden Hall, Jr., Director. Mr. Hall has been a member of our board of directors since 1967. Mr. Hall formed and has been the principal in the law firm of J.M.D. Hall, Jr., P.A. and its predecessors in Baltimore, Maryland since 1962. Mr. Hall holds a B.A. from Johns Hopkins University and an L.L.B. from New York University Law School.

James L. Luikart, Director. Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1994 after spending over twenty years with Citicorp, the last seven years of which were as a Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart holds a B.A. from Yale University and an M.I.A. from Columbia University. Mr. Luikart also serves as a director of W & T Offshore, Inc., Edgen Corp. and various private companies in which JCP has an interest.

Nicholas R. Sheppard, Director. Mr. Sheppard is a Vice President at BRS. He joined BRS in 2000. From 1997 to 2000, he worked as a Consultant in the London and New York offices of Marakon Associates, a strategy consulting firm. Mr. Sheppard is a graduate of the London School of Economics. Mr. Sheppard is a director of Penhall International, Inc.

George A. Whaling, Director. Mr. Whaling has been a member of our board of directors since 1998. Mr. Whaling is Chairman of Kingston Capital in Pt. Pleasant, New Jersey. From 1980 to 1997, he served as the President and owner of Petty Printing Company, a commercial web printer. Mr. Whaling holds a B.A. from Colgate University. Mr. Whaling is a Trustee and Director of Colgate University, Chairman of the Hamilton Initiative LLC and a director of Augusta Glenn Partners, LLC.

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

Board Committees

The board of directors has an audit committee and a compensation committee. The audit committee consists of Messrs. Daraviras, DiCamillo, Edmonds, Hall and Whaling. The audit committee reviews our financial statements and accounting practices, selects our independent registered public accounting firm and oversees our internal audit function. The compensation committee consists of Messrs. Baldwin, Deery and Luikart. The compensation committee makes recommendations to our board of directors concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans.

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

Compensation of Executive Officers

The following table summarizes compensation awarded or paid by us during 2005, 2004 and 2003 to our President and Chief Executive Officer and our four next most highly compensated executive officers (our “named executive officers”).

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	All Other Compensation(3)
John A. Saxton	2005	$509,939	$102,000	$—	$135,123
President and Chief Executive	2004	509,648	380,000	—	233,847
Officer	2003	500,032	326,800	—	277,922
Joan B. Davidson	2005	254,893	78,435	—	113,774
President and Chief Operating	2004	244,359	120,135	—	104,943
Officer—TSP	2003	224,850	100,835	—	177,459
Paul Bozuwa	2005	231,885	50,200	—	66,361
President—DJS	2004	225,885	89,300	—	65,937
	2003	224,077	74,800	103,871	142,238
Robert M. Jakobe	2005	240,032	30,000	—	69,688
Vice President and Chief Financial	2004	229,043	131,900	—	63,954
Officer	2003	209,836	85,800	—	132,101
Robert M. Moore	2005	195,000	73,335	—	36,660
President and Chief Operating	2004	185,000	69,400	—	29,095
Officer - SBI	2003	175,000	76,692	—	31,087

(1)   The amounts reported as ‘‘Bonus’’ for 2005, 2004 and 2003 consist of bonuses paid as management performance incentive compensation and other minor cash payments. The executive incentive compensation awards for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows: Mr. Saxton— $102,000, $380,000 and $326,800; Ms. Davidson— $78,300, $120,000 and $100,700; Mr. Bozuwa— $50,200, $89,300 and $74,800; Mr. Jakobe— $30,000, $106,900 and $85,800; and Mr. Moore— $73,200, $69,400 and $76,300.  Mr. Jakobe received a $25,000 cash bonus in 2004 for completing the Dingley Acquisition.  Ms. Davidson received cash bonuses of $135 in 2005, 2004 and 2003.  Mr. Moore received cash bonuses of $135 in 2005 and $392 in 2003.

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

(3)   The amounts reported as ‘‘All Other Compensation’’ for 2005, 2004 and 2003 include our contributions to individual 401(k) plan and deferred compensation accounts in connection with (a) our Profit Sharing Plan, (b) our employer matches under our 401(k) plan and (c) our retention awards granted to certain executive officers, which vest after five years. The profit sharing contributions for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows: Mr. Saxton— $84,145, $84,523, and $64,963; Ms. Davidson— $35,202, $34,615 and $32,702; Mr. Bozuwa— $0, $0 and $0; Mr. Jakobe— $34,484, $29,954 and $25,568; and Mr. Moore— $12,669, $1,722 and $2,783.  The 401(k) match contributions for the years ended December 31, 2005, 2004, and 2003, respectively, were as follows: Mr. Saxton— $25,243, $28,663 and $11,687; Ms. Davidson— $10,502, $9,785 and $8,046; Mr. Bozuwa— $6,560, $5,779 and $6,968; Mr. Jakobe— $10,345, $8,986 and $7,114; and Mr. Moore— $4,200, $5,402 and $4,768.  The retention awards for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows: Ms. Davidson— $63,750, $60,000 and $56,250; Mr. Bozuwa— $58,000, $56,500 and $55,000; Mr. Jakobe— $24,000, $22,500 and $21,000; and Mr. Moore— $19,500, $18,500 and $0.  The amounts reported as ‘‘All Other Compensation’’ for 2005, 2004 and 2003 also include taxable insurance benefits consisting of disability, life and executive physical costs. The taxable insurance benefits for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows: Mr. Saxton— $25,735, $120,661 and $7,058; Ms. Davidson— $4,320, $543 and $2,776; Mr. Bozuwa— $1,801, $3,658 and $2,584; Mr. Jakobe— $858, $2,514 and $734; and Mr. Moore— $291, $3,471 and $230.  Of the amount paid to Mr. Saxton in 2004 for taxable insurance, $113,849 pertains to a payment regarding a supplemental term life policy covering the periods 1996 through 2004.  The amounts reported as ‘‘All Other Compensation’’ for 2003 include recapitalization bonuses payable in connection with the Buyout. The recapitalization bonuses were as follows: Mr. Saxton—$194,214; Ms. Davidson—$77,686; Mr. Jakobe—$77,686; Mr. Bozuwa—$77,686; and Mr. Moore $23,306.

Option Grants in Last Fiscal Year

No stock options were granted to the named executive officers during 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In- the-Money Options at Fiscal Year-End(1)
Name	Exercise(#)	($ )	Exercisable	Unexercisable	Exercisable	Unexercisable
John A. Saxton	0	N/A	1,650	3,850	$40,838	$95,288
Joan B. Davidson	0	N/A	1,050	2,450	25,988	60,638
G. Paul Bozuwa	0	N/A	900	2,100	22,275	51,975
Robert M. Jakobe	0	N/A	1,650	3,850	40,838	95,288
Robert M. Moore	0	N/A	900	2,100	22,275	51,975

(1)   There is currently no public trading market for the common stock of TSG Holdings Corp. An independent appraiser engaged by TSG Holdings Corp. has determined that the fair market value of the common stock of TSG Holdings Corp. was $24.75 per share as of December 31, 2005.

Compensation Committee Interlocks and Insider Participation

In 2005, the compensation committee consisted of Messrs. Baldwin, Deery and Luikart. None of the members of the compensation committee are currently, or have been at any time since the time of our formation, one of our officers or employees.

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

The following is a summary of policies which the compensation committee analyzed in determining the compensation for our executive officers in 2005.

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

Our compensation program for executive officers consists of three elements: (a) base salary which reflects an individual’s responsibilities, performance and expertise and is designed to be competitive with salary levels in effect at printing and other manufacturing companies of the same size; (b) cash bonuses tied to our achievement of specified financial goals for the year; and (c) stock options which strengthen the alignment of interests between the executive officers and the stockholders of TSG Holdings Corp., our parent. Additionally, retention awards are provided to certain key employees (excluding our chief executive officer) whose retention is determined by our board of directors to be critical to our ongoing success.

Base Salary

The base salaries for our chief executive officer and certain other executive officers are contained in their respective employment agreements and are subject to increase at the discretion of our board of directors.  The compensation committee has reviewed these agreements and the salaries of other officers and key management employees and determined that the salaries in place are in keeping with our compensation philosophy.  We establish salaries for executive officers and key management employees on the basis of personal performance and by reviewing available data, including published salary surveys regarding compensation of officers of comparably sized companies.  The compensation committee has reviewed the base salaries of our executive officers and key management employees for 2005 and is of the opinion that such salaries are in line with those paid by comparable companies.

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

Stock Options Awards

Since October 2003, we have granted options to purchase common stock of TSG Holdings Corp., our parent, to provide long-term equity incentives for selected management employees.  Option grants are designed to align the interests of officers and employees with those of the stockholders, to provide each individual with a significant incentive to manage our business from the perspective of an owner and to remain employed by us.  The compensation committee considers awards made by the board of directors of TSG Holdings Corp. under the Stock-Based Incentive Plan in conjunction with the recipient’s level of responsibility and relative position within the company, past performance, potential and annual base salary.

Retention Awards

In 2005, our board of directors continued to provide retention awards to certain key employees.  Except for our chief executive officer, our named executive officers and certain other executive officers received retention awards in 2005. The awards for Mr. Bozuwa and Ms. Davidson were in accordance with their employment agreements.  The other awards were 10% of base salary. As these awards vest five years from the award date, they provide a long-term incentive for the recipients to remain with us.  These awards for our named executive officers are captured under “All Other Compensation” on the Summary Compensation Table.

CEO Compensation

Mr. Saxton joined us in 1995 as our President and Chief Executive Officer and has served on our board of directors since 1991.  On February 2, 1998, Mr. Saxton entered into an employment agreement with us and this agreement was subsequently amended on April 1, 2000.  The agreement established his base salary, a management incentive bonus percentage and an additional annual bonus equal to $30,000 minus the amount of company contributions to our profit sharing plan for Mr. Saxton’s benefit paid during the year. The compensation committee reviewed all forms of compensation to Mr. Saxton (salary, bonus and all other), and, in January 2005, determined that his base salary should be increased to $510,000.

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

Thomas J. Baldwin

Craig H. Deery

James L. Luikart

Stock-Based Incentive Compensation Plan

TSG Holdings Corp. adopted a Stock-Based Incentive Compensation Plan in October 2003. The purpose of the 2003 Stock-Based Incentive Compensation Plan is to assist us in attracting and retaining valued management employees. The Stock-Based Incentive Compensation Plan will accomplish these goals by allowing eligible employees to receive awards of options to purchase common stock of TSG Holdings Corp., our parent. Eligible employees will receive options on terms as determined by TSG Holdings Corp.’s board of directors. Options granted under the Stock-Based Incentive Compensation Plan will vest over five years, based on both time and company performance. Our previous stock option plan was terminated as of the closing of the Buyout Transactions in August 2003.

Management Performance Incentive Plan

Our top thirty-two members of management participate in a management performance incentive plan, which compensates them for achievement of certain objectives established annually by our board of directors. For 2006, these objectives are based on our EBITDA, as well as the EBITDA of each executive’s operating subsidiary. Under the management performance incentive plan, our executive officers are eligible to receive a maximum award of 50% of base salary, except Mr. Saxton, whose maximum award is 80% of base salary.

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

Deferred Compensation Plan

In 2000, we established a nonqualified deferred compensation program which permits officers, directors and certain management employees to annually elect (via individual contracts) to defer a portion of their compensation, on a pre-tax basis. The benefit is based on the amount of compensation deferred, company make-whole contributions, employer discretionary contributions and earnings on the deferrals. The individuals are fully vested in the compensation deferred; however, the make-whole contributions and the employer discretionary contributions are subject to vesting requirements. At December 31, 2005 and 2004, the fully vested portion was approximately $2,395,000 and $1,761,000, respectively, and has been included in other non-current liabilities.

Due to new legislation, effective December 31, 2004, the existing Deferred Compensation Plan was frozen, and effective January 1, 2005, a new Deferred Compensation Plan was established.  The provisions of the new Deferred Compensation Plan are substantially similar to the provisions of the old Deferred Compensation Plan.

We have established a trust fund to hold the investments under this program. The trust holds shares in registered mutual funds, in an irrevocable rabbi trust, which are recorded as assets of ours. As of December 31, 2005 and 2004, total assets held by the trust were approximately $3,477,000 and $2,600,000, respectively and are included in other assets.

Profit Sharing Plan

The Sheridan Group Profit Sharing Plan is an incentive program provided to all eligible employees at each location, excluding Capital City Press and The Dingley Press, Inc.  Capital City Press had a Gainsharing Program, and The Dingley Press, Inc. does not currently provide a profit sharing plan. The annual discretionary profit sharing contribution for each participating operating subsidiary company is determined by a formula approved by our board of directors.

Under the formula approved for 2005, net profit prior to profit sharing had to exceed 8% for the year for profit sharing to be earned by the operating subsidiary. The total dollar contribution for an operating subsidiary cannot exceed 10% of their total payroll for the year. Discretionary profit sharing contributions to the 401(k) plan of approximately $2,886,000, $2,103,000 and $1,843,000 were charged to operations in 2005, 2004 and 2003, respectively.

All of the companies that participate in the Profit Sharing Plan, except for Dartmouth Printing Company, currently deposit profit sharing contributions into the employees’ 401(k) account. Dartmouth Printing Company had an established cash payment policy when they were acquired, which remains in place, although employees may choose to put their cash into their 401(k) account.

Change of Control Incentive Plans

In January 2006, our board of directors approved change-of-control incentive plans for the benefit of certain officers (currently Messrs. Jakobe, Ehmann, Walters, Kittredge, Moore, Seagram and Garner and Ms. Stricker) and our corporate staff employees, under which we agreed that if any plan beneficiary’s employment is terminated by us or our successors without cause, or by the plan beneficiary for ‘‘good reason,’’ within 18 months following any change in control, then the terminated plan beneficiary is entitled to receive severance benefits for the applicable period. In the case of the executive officers, the terminated plan beneficiary is to receive as severance his or her annual base salary and his or her average annual incentive bonus during the two years preceding his or her termination date for a period of 18 months, amounts earned under his or her deferred compensation plan will fully vest and he or she will continue to have coverage under our health insurance plan for 18 months. In the case of the corporate staff employees, the terminated plan beneficiary is entitled to receive as severance his or her annual base salary for a period equal to the longer of 6 months or a period of two weeks for each full year of employment with us and he or she will continue to have coverage under our health insurance plan for such period.

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

We entered into an employment agreement with Joan B. Davidson, President and Chief Operating Officer of TSP, on October 31, 2001. Under her employment agreement, Ms. Davidson currently earns a base salary of $255,000 and is entitled to an annual management incentive bonus of up to 50% of her base salary. In addition to the incentive bonus, Ms. Davidson is entitled to an annual retention bonus, payable under a deferred compensation plan, of 25% of her base salary for each year she remains employed in her current position. Each annual award made pursuant to the annual retention bonus, plus any growth from investing such reward, becomes fully vested five years after the date the award is paid into the deferred compensation plan. If Ms. Davidson’s employment is terminated by us without cause, or by Ms. Davidson for ‘‘good reason,’’ she is entitled to receive as severance her annual base salary and her average annual incentive bonus during the two years preceding her termination for a period of 18 months, amounts earned under her deferred compensation plan will fully vest and she will continue to have coverage under our health insurance plan for 18 months.

TDP entered into an employment agreement with Christopher A. Pierce, Chairman of TDP on May 25, 2004 and amended this agreement on March 28, 2006. Under his employment agreement, Mr. Pierce currently earns a base salary of $235,000 and is entitled to an annual management incentive bonus of up to 50% of his base salary. In addition, Mr. Pierce will receive annual non-compete payments in the amount of $108,000 over the first five years of the agreement. If Mr. Pierce’s employment is terminated by us without cause, or by Mr. Pierce for ‘‘good reason,’’ he is entitled to receive as severance his annual base salary and his average annual incentive bonus during the two years preceding his termination date for a period equal to the severance period, amounts earned under his deferred compensation plan will fully vest and he will continue to have coverage under our health insurance plan during the severance period. The severance period will be the longer of the time period from the date of termination of his employment until the end of the initial five year term or 18 months following the date of termination.

On March 28, 2006, we entered into an employment agreement with Robert M. Moore, as President and Chief Operating Officer of TDP effective April 1, 2006. Under his employment agreement, Mr. Moore will receive a base salary of $225,000 and is entitled to an annual management incentive bonus of up to 50% of his base salary. If Mr. Moore’s employment is terminated by us without cause or by Mr. Moore for “good reason,” he is entitled to receive as severance his annual base salary and his average annual incentive bonus during the two years preceding his termination for a period of 18 months, amounts earned under his deferred compensation plan will fully vest and the company would be responsible for COBRA coverage for 18 months at the premium amount less the premium paid by the employee immediately prior to termination of employment.

Retention Awards

Annual retention awards are paid to certain management employees whose retention is determined by our board of directors to be critical to our ongoing success. These awards are deposited in the deferred compensation plan under the employee’s name and vest after five years. Other than the awards paid in accordance with the employment agreements of Mr. Bozuwa and Ms. Davidson, these awards are solely awarded at the board of directors’ discretion. Any awards made outside of an employment agreement were equal to 10% of base salary.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of TSG Holdings Corp. The following table sets forth certain information regarding the beneficial ownership of TSG Holdings Corp., as of March 28, 2006, by (i) each person or entity known to us to own more than 5% of any class of TSG Holdings Corp.’s outstanding securities, (ii) each known member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. TSG Holdings Corp.’s outstanding securities consist of about 539,600 shares of TSG Holdings Corp. common stock and about 45,327 shares of TSG Holdings Corp. preferred stock, the terms of which are described in more detail below. To our knowledge, each of such stockholders will have sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Number and Percent of Shares of TSG Holdings Corp.(1)
	Preferred Stock		Common Stock
	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Bruckmann, Rosser, Sherrill & Co. II, L.P.(2)
126 East 56th Street New York, New York 10022	19,209.704	42.4%	228,687	42.4%
Funds affiliated with Jefferies Capital Partners(3)
520 Madison Avenue, 12th Floor New York, New York 10022	19,209.704	42.4%	228,687	42.4%
Christopher A. Pierce(4)(5)	3,096.224	6.8%	37,820	7.0%
Named Executive Officers and Directors:
John A. Saxton(4)(6)(7)	1,340.426	3.0%	17,607	3.3%
Robert M. Jakobe(4)(8)(9)	108.190	*	2,938	*
Joan B. Davidson(4)(10)	67.021	*	1,848	*
Robert M. Moore(4)(11)	53.617	*	1,538	*
G. Paul Bozuwa(4)(12)	268.085	*	4,091	*
Thomas J. Baldwin(13)(14)	19,209.704	42.4%	228,687	42.4%
Nicholas Daraviras(15)	—	—	—	—
Craig H. Deery(4)	244.616	*	2,912	*
Gary T. DiCamillo(4)	268.085	*	3,191	*
J. Rice Edmonds(13)	—	—	—	—
J. M. Dryden Hall, Jr.(4)	89.362	*	1,064	*
James L. Luikart(15)(16)	19,209.704	42.4%	228,687	42.4%
Nicholas R. Sheppard(13)	—	—	—	—
George A. Whaling(4)	272.040	*	3,239	*
All executive officers and directors as a group (20 persons)(17)	44,958.431	99.2%	546,259	99.2%

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

(2)   The Sheridan Group Holdings (BRS), LLC (the “BRSLLC”) is controlled by Bruckmann, Rosser, Sherrill & Co. II, L.P. (the ‘‘BRS Fund’’) which is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co., LLC. BRSE, L.L.C. (‘‘BRSE’’) is the general partner of the BRS Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by BRSLLC. BRSE has the power to direct BRSLLC as to the voting and disposition of shares held by BRSLLC. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by BRSLLC. Bruce Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Paul D. Kaminski and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by BRSLLC. BRSE expressly disclaims beneficial ownership of the shares owned by BRSLLC. Each of Messrs. Bruckmann, Rosser, Sherrill, Kaminski and Baldwin expressly disclaims beneficial ownership of the shares owned by BRSLLC.

(3)   The Sheridan Group Holdings (Jefferies), LLC is controlled by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd. which are private equity investment funds managed by Jefferies Capital Partners. Brian P. Friedman and Mr. Luikart are the Managing Members of JCP and may be considered the beneficial owners of the shares owned by The Sheridan Group Holdings (Jefferies), LLC, but each of Messrs. Friedman and Luikart expressly disclaim beneficial ownership of such shares, except to the extent of each of their pecuniary interests therein.

(4)   The address of each of Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Moore, Mr. Bozuwa, Mr. Pierce, Mr. Deery, Mr. DiCamillo, Mr. Hall and Mr. Whaling is c/o The Sheridan Group, Inc., 11311 McCormick Road, S260, Hunt Valley, Maryland 21031.

(5)   Includes options to purchase 960 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(6)   Includes 15,957 shares which are owned by LMWW Custodian FBO John A. Saxton Roll-over IRA. Mr. Saxton may be deemed to beneficially own such shares.

(7)   Includes options to purchase 1,650 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(8)   Includes 1,288 shares which are owned by LMWW Custodian FBO Robert M. Jakobe Roll-over IRA. Mr. Jakobe may be deemed to beneficially own such shares.

(9)   Includes options to purchase 1,650 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(10) Includes options to purchase 1,050 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(11) Includes options to purchase 900 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(12) Includes options to purchase 900 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(13) The address of each of Mr. Baldwin, Mr. Edmonds and Mr. Sheppard is c/o Bruckmann, Rosser, Sherrill & Co., Inc.,

126 East 56th Street, New York, New York 10022.

(14) Consists of 19,209.704 shares of TSG Holdings Corp. preferred stock and 228,687 shares of TSG Holdings Corp. common stock owned and/or controlled by the BRSLLC. Mr. Baldwin may be deemed to share beneficial ownership of the shares owned of record and/or controlled by BRSLLC by virtue of his status as a manager of BRSE, but he expressly disclaims such beneficial ownership of the shares owned and/or controlled by BRSLLC. The members and managers of BRSE share investment and voting power with respect to securities owned and/or controlled by BRSE, but no individual controls such investment or voting power.

(15) The address of each of Mr. Daraviras and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, 12th Floor, New York, New York 10022.

(16) Consists of 19,209.704 shares of TSG Holdings Corp. preferred stock and 228,687 shares of TSG Holdings Corp. common stock owned by The Sheridan Group Holdings (Jefferies), LLC. Mr. Luikart is a Managing Member of JCP and may be considered the beneficial owner of such shares, but he expressly disclaims such beneficial ownership of the shares owned by The Sheridan Group Holdings (Jefferies), LLC, except to the extent of his pecuniary interest therein.

(17)Includes options to purchase 15,270 shares of TSG Holdings Corp. common stock exercisable within 60 days.

TSG Holdings Corp. Preferred Stock

TSG Holdings Corp.’s Certificate of Incorporation provides that TSG Holdings Corp. may issue 100,000 shares of preferred stock, 75,000 of which is designated as 10% Series A Cumulative Compounding Preferred Stock and 25,000 of which is undesignated. TSG Holdings Corp. preferred stock has a stated value of $1,000 per share and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding annually. As of March 28, 2006, there are issued and outstanding about 45,327 shares of TSG Holdings Corp. preferred stock.

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

TSG Holdings Corp. Common Stock

The Certificate of Incorporation of TSG Holdings Corp. provides that TSG Holdings Corp. may issue 1,000,000 shares of TSG Holdings Corp. common stock. About 539,680 shares of TSG Holdings Corp. common stock are issued and outstanding as of March 28, 2006. The holders of TSG Holdings Corp. common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	52,400	$10.00	3,020
Total	52,400	$10.00	3,020

(1)   As of December 31, 2005.

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

Management Agreement

In connection with the Buyout Transactions, we entered into a management agreement with BRS and JCP pursuant to which BRS and JCP may provide financial, advisory and consulting services to us. In exchange for these services, BRS and JCP will be entitled to an annual management fee. The total management fee will be equal to the greater of 2% of EBITDA (as defined in the Management Agreement) or $0.5 million per year, plus reasonable out-of-pocket expenses and will be split equally between BRS and JCP. In addition, BRS and JCP may negotiate with us to provide additional services in connection with any transaction in which we may be, or may consider becoming, involved. At the closing of the Sheridan Acquisition, BRS and JCP also were paid a transaction fee of about $1.0 million, plus reasonable out-of-pocket expenses, pursuant to the management agreement. The management agreement has an initial term of ten years. The agreement automatically renews for additional one year terms unless either we or BRS and JCP give written notice of termination within 90 days prior to the expiration of the initial term or any extension thereof. There are no minimum levels of service required to be provided pursuant to the management agreement. The management agreement includes customary indemnification provisions in favor of BRS and JCP.

Agreements with Our Officers and Directors

We employed J. M. Dryden Hall, Jr., a member of our board of directors, to serve as our legal counsel. In 2005, our fees paid to Mr. Hall totaled $50,000. Effective January 1, 2006, Mr. Hall will no longer serve as our legal counsel.

Other Related Party Transactions and Matters

  In May 2005 our two principal stockholders, BRS and funds affiliated with Jefferies Capital Partners, each entered into a separate limited liability company agreement with John A. Saxton, our chief executive officer, pursuant to which each principal stockholder contributed their preferred and common stock of TSG Holdings Corp., our parent corporation, to a limited liability company, or LLC, called The Sheridan Group Holdings (BRS), LLC and The Sheridan Group Holdings (Jefferies), LLC, respectively, in exchange for limited liability company interests in the LLC, and Mr. Saxton acquired an interest in the LLC for nominal consideration. Mr. Saxton’s interest in each LLC entitles him to receive a portion of any profit earned by the LLC on the shares of TSG Holdings Corp. stock held by it, after the principal stockholder has received back its entire investment in such shares, plus a specified return on its investment. Under each limited liability company agreement, Mr. Saxton will forfeit his interest in the LLCs if he terminates or we terminate his employment for any reason; however, if Mr. Saxton’s employment is terminated as a result of his death, one–third of his interest in the LLC will not be forfeited for each year of his service following the date of the limited liability company agreement.

Ms. Stricker, Vice President, Operations and Human Resources, and Ms. Davidson, President and Chief Operating Officer of TSP, are sisters.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred fees for services performed by PricewaterhouseCoopers LLP as follows:

	Year ended	Year ended
	December 31,	December 31,
(Dollars in thousands)	2005	2004
Audit fees (include the review of interim consolidated financial statements, annual audit of the consolidated financial statements and assistance with SEC filings)	$654	$1,146

Audit-related fees (include the annual audit of the 401K plan, review of internal controls and due diligence related to acquisitions)	2	665

Tax fees (include tax compliance, transactional consulting and advice for state tax issues)	123	284

All other fees (include license fees for online financial reporting and assurance literature)	2	—

Total	$781	$2,095

All services performed by PricewaterhouseCoopers LLP have been or will be approved by the audit committee prior to performance in accordance with legal requirements.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

(1)       All Financial Statements:

Page No.
Reports of Independent Registered Public Accounting Firm	27-28
Consolidated balance sheets as of December 31, 2005 and 2004	29
Consolidated statements of income for the years-ended December 31, 2005 and 2004, and for the four-months and eleven-days ended December 31, 2003, on a successor basis, and for the seven-months and twenty-days ended August 20, 2003, on a predecessor basis	30
Consolidated statements of changes in stockholders’ equity (deficit) and mandatorily redeemable convertible preferred stock for the years-ended December 31, 2005 and 2004, for the four-months and eleven-days ended December 31, 2003, on a successor basis, and for the seven-months and twenty-days ended August 20, 2003, on a predecessor basis	31
Consolidated statements of cash flows for the years-ended December 31, 2005 and 2004, and for the four-months and eleven-days ended December 31, 2003, on a successor basis, and for the seven-months and twenty-days ended August 20, 2003, on a predecessor basis	32
Notes to consolidated financial statements	33-53

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

2.3	Asset Purchase Agreement, dated as of March 5, 2004, by and among The Sheridan Group, Inc., Lisbon Acquisition Corp. and The Dingley Press.†
3.1	Amended and Restated Certificate of Incorporation of TSG Holdings Corp.†
3.2	Amended and Restated Bylaws of TSG Holdings Corp.†
3.3	Amended and Restated Articles of Incorporation of The Sheridan Group, Inc.†
3.4	Amended and Restated Bylaws of The Sheridan Group, Inc.†
3.5	Restated and Amended Articles of Association of Capital City Press, Inc.†
3.6	Restated and Amended By-laws of Capital City Press, Inc.†
3.7	Articles of Incorporation of Dartmouth Journal Services, Inc.†
3.8	Bylaws of Dartmouth Journal Services, Inc.†
3.9	Articles of Agreement of Dartmouth Printing Company, as amended.†
3.10	By-Laws of Dartmouth Printing Company.†
3.11	Certificate of Incorporation of Sheridan Books, Inc., as amended.†
3.12	By-laws of Sheridan Books, Inc.†
3.13	Certificate of Incorporation of The Sheridan Group Holding Company.†
3.14	By-Laws of The Sheridan Group Holding Company.†
3.15	Amended and Restated Articles of Incorporation of The Sheridan Press, Inc.†
3.16	By-Laws of The Sheridan Press, Inc.†
3.17	Amendment and Restatement of Articles of Incorporation of United Litho, Inc.†
3.18	By-Laws of United Litho, Inc.†
3.19	Amended and Restated Certificate of Incorporation of The Dingley Press, Inc.†
3.20	Amended and Restated Bylaws of The Dingley Press, Inc.
4.1	Indenture, dated as of August 21, 2003, among Sheridan Acquisition Corp. and The Bank of New York, as trustee and notes collateral agent.†
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

10.10	Employment and Non-Competition Agreement, dated as of October 31, 2001, between The Sheridan Group, Inc. and Joan B. Davidson.†*
10.11	TSG Holdings Corp. 2003 Stock-Based Incentive Compensation Plan.†*
10.12	The Sheridan Group, Inc. Executive and Director Deferred Compensation Plan.†*
10.13	The Sheridan Group, Inc. Change-of-Control Incentive Plan for Corporate Staff.*
10.14	The Sheridan Group, Inc. Change-of-Control Incentive Plan for Key Management Employees.*
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

10.19	Employment and Non-Competition Agreement, dated as of May 25, 2004, among The Dingley Press, Inc., Christopher A. Pierce and The Sheridan Group, Inc.*
10.20	Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings (BRS), LLC by and between Bruckmann, Rosser, Sherrill & Co. II, L.P. and John A. Saxton.
10.21

Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings (Jefferies), LLC by and among ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. and John A. Saxton.

10.22	Joinder Agreement—Securities Holders Agreement and Registration Rights Agreement, dated as of August 3, 2004, by and among William P. Walters and TSG Holdings Corp.
10.23	Employment and Non-Competition Agreement, dated as of March 28, 2006, among Robert M. Moore and The Sheridan Group, Inc.*
10.24	First Amendment to Employment Agreement, dated as of March 28, 2006, among The Dingley Press, Inc., Christopher A. Pierce and The Sheridan Group, Inc.*
21.1	Subsidiaries of The Sheridan Group, Inc.†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHERIDAN GROUP, INC.

By:	/s/ John A. Saxton
	Name:	John A. Saxton
	Title:	President and Chief Executive Officer and Director
	Date:	March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Saxton	President and Chief Executive Officer and Director	March 30, 2006
John A. Saxton	(Principal Executive Officer)

/s/ Robert M. Jakobe	Chief Financial Officer	March 30, 2006
Robert M. Jakobe	(Principal Financial and Accounting Officer)

/s/ Thomas J. Baldwin	Director	March 30, 2006
Thomas J. Baldwin

/s/ Nicholas Daraviras	Director	March 30, 2006
Nicholas Daraviras

/s/ Craig H. Deery	Director	March 30, 2006
Craig H. Deery

/s/ Gary T. DiCamillo	Director	March 30, 2006
Gary T. DiCamillo

/s/ J. Rice Edmonds	Director	March 30, 2006
J. Rice Edmonds

/s/ J. M. Dryden Hall, Jr.	Director	March 30, 2006
J. M. Dryden Hall, Jr.

/s/ James L. Luikart	Director	March 30, 2006
James L. Luikart

/s/ Nicholas R. Sheppard	Director	March 30, 2006
Nicholas R. Sheppard

/s/ George A. Whaling	Director	March 30, 2006
George A. Whaling