Form 10-Q
period 2006-03-31
SHERIDAN GROUP INC
filed 2006-05-12
CIK 1056035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM  10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

There was 1 share of Common Stock outstanding as of May 12, 2006.

The Sheridan Group, Inc. and Subsidiaries

Quarterly Report

For the Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$325,901	$7,962,406
Accounts receivable, net of allowance for doubtful accounts of $950,575 and $956,612, respectively	33,396,869	33,544,025
Inventories, net	23,966,710	19,055,266
Other current assets	5,324,715	5,293,549
Refundable income taxes	1,921,015	677,061
Assets held for sale	1,804,626	—
Total current assets	66,739,836	66,532,307

Property, plant and equipment, net	120,893,900	119,219,511
Intangibles, net	44,246,699	46,549,163
Goodwill	57,134,793	56,983,043
Deferred financing costs, net	6,502,278	6,915,181
Other assets	4,488,713	4,521,350

Total assets	$300,006,219	$300,720,555

LIABILITIES

Current liabilities:
Accounts payable	$24,077,310	$19,401,927
Accrued expenses	18,672,613	24,220,519
Total current liabilities	42,749,923	43,622,446

Notes payable and revolving credit facility	168,706,990	164,903,580
Deferred income taxes and other liabilities	36,102,524	37,198,396
Total liabilities	247,559,437	245,724,422

STOCKHOLDER’S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	50,981,400	50,975,800
Retained earnings	1,465,382	4,020,333
Total stockholder’s equity	52,446,782	54,996,133

Total liabilities and stockholder’s equity	$300,006,219	$300,720,555

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$86,150,229	$84,994,990
Cost of sales	72,002,295	68,668,782
Gross profit	14,147,934	16,326,208
Selling and administrative expenses	10,053,446	10,127,032
Gain on disposition of fixed assets	(32,155)	(50,160)
Restructuring costs	2,149,601	—
Amortization of intangibles	2,357,016	487,551
Total operating expenses	14,527,908	10,564,423
Operating (loss) income	(379,974)	5,761,785
Other (income) expense:
Interest expense	4,712,528	4,747,750
Interest income	(64,134)	(45,143)
Other, net	(163,764)	60,463
Total other expense	4,484,630	4,763,070
(Loss) income before income taxes	(4,864,604)	998,715
Income tax (benefit) provision	(2,309,653)	529,619
Net (loss) income	$(2,554,951)	$469,096

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

(Unaudited)

	March 31,	March 31,
	2006	2005
Cash flows (used in) provided by operating actvities:
Net (loss) income	$(2,554,951)	$469,096
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	4,223,067	3,626,386
Amortization of intangible assets	2,357,016	487,551
Credit for doubtful accounts	(35,518)	(9,706)
Provision for inventory realizability and LIFO value	105,809	25,318
Stock-based compensation	5,600	—
Amortization of deferred financing costs and debt discount, included in interest expense	415,680	456,137
Deferred income tax benefit	(1,024,544)	—
Gain on disposition of fixed assets	(32,155)	(50,160)
Changes in operating assets and liabilities:
Accounts receivable	182,674	(2,736,349)
Inventories	(5,017,253)	825,766
Other current assets	(14,509)	79,992
Refundable income taxes	(1,395,704)	444,303
Other assets	(161,365)	(324,481)
Accounts payable	5,180,137	2,301,366
Accrued expenses	(1,306,673)	(1,218,457)
Accrued interest	(4,241,233)	(4,379,004)
Other liabilities	51,465	193,351
Net cash (used in) provided by operating activities	(3,262,457)	191,109

Cash flows used in investing activities:
Purchases of property, plant and equipment	(8,210,931)	(6,514,411)
Proceeds from sale of fixed assets	36,250	115,875
Proceeds from insurance coverage	—	719,061
Net cash used in investing activities	(8,174,681)	(5,679,475)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	12,585,633	3,655,391
Repayment of revolving line of credit	(8,785,000)	(2,844,000)
Net cash provided by financing activities	3,800,633	811,391

Net decrease in cash and cash equivalents	(7,636,505)	(4,676,975)

Cash and cash equivalents at beginning of period	7,962,406	4,974,615

Cash and cash equivalents at end of period	$325,901	$297,640

Non-cash investing and financing activities
Asset additions in accounts payable	$472,570	$426,641

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.              Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of March 31, 2006 and our results of operations for the three month periods ended March 31, 2006 and 2005 and our cash flows for the three month periods ended March 31, 2006 and 2005. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated.

These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10–K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A critical accounting estimate related to restructuring activities was added during the first quarter of 2006. In connection with the restructuring at Capital City Press, we have recognized expenses associated with costs of employee terminations and the shutdown of facilities, and have written off assets that will no longer be used in operations.  Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112") or SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities ("SFAS 146"), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either our post employment policies or from past practices. In accordance with SFAS 112, we record such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements, SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The recognition of these charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities.  At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.  Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.  As of March 31, 2006, there were no restructuring liabilities outstanding.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements, results of operations or cash flows.

2.              Stock–Based Compensation

Our parent company, TSG Holdings Corp. (“Holdings”) established the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, we determine fair value through internal valuations based on historical financial information and/or through a third party service provider. As of March 31, 2006, 3,100 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. The Company has a policy of issuing new shares to satisfy share options upon exercise.

Three months ended March 31, 2006

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. This statement became effective for us on January 1, 2006. We adopted the “Modified Prospective Application” transition method which does not result in restatement of previously issued financial statements. Awards that are granted after this date will be measured and non-cash compensation expense will be recognized in the consolidated statement of operations in accordance with SFAS 123R. In addition, non-vested awards that were granted prior to the effective date of SFAS 123R also result in recognition of non-cash compensation expense after the date of adoption. We recognize stock-based compensation expense ratably over the vesting periods of options, adjusted for estimated forfeitures.

For the three month period ended March 31, 2006, we recognized non-cash stock-based compensation expense of $5,600 (approximately $3,000 net of taxes), included in selling and administrative expenses.

We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. There were no grants during the three-month period ended March 31, 2006.

The following is a summary of option activity for the three months ending March 31, 2006:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Number	Price	(in years)	Value
Options outstanding at January 1, 2006	52,400	$10.00
Granted	—
Exercised	—
Forfeited	—
Expired	—
Options outstanding at March 31, 2006	52,400	$10.00	7.8	$772,900

Options exercisable at March 31, 2006	15,270	$10.00	7.8	$225,233

The following is a summary of non-vested options:

		Weighted
		Average
		Grant
		Date
	Number	Fair Value
Nonvested options outstanding at January 1, 2006	42,280	$2.67
Granted	—
Vested	(5,150)	$2.38
Forfeited	—
Nonvested options outstanding at March 31, 2006	37,130	$2.62

The total compensation cost related to nonvested awards not yet recognized as of March 31, 2006 is approximately $93,500 and will be recognized over a weighted average period of approximately 3.5 years.

Three months ended March 31, 2005

We used the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock options issued to employees. Accordingly, no compensation expense was recognized for stock options granted, as the exercise prices of the options were in excess of or equal to the fair value of the underlying common stock on the date of the option grants.

The following table reflects pro forma net income for the three months ended March 31, 2005 had the Company elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock–Based Compensation”:

Three months ended
(in thousands)	March 31, 2005
Net income
As reported	$469
Stock–based compensation cost, net of tax, based on the fair value method	(4)
Pro forma	$465

No new option issuances occurred under the 2003 Plan during the three months ended March 31, 2005.

3.              Inventory

Components of net inventories at March 31, 2006 and December 31, 2005 were as follows:

(in thousands)	March 31, 2006	December 31, 2005
Work–in–process	$7,840	$9,998
Raw materials (principally paper)	16,187	9,117
	24,027	19,115
Excess of current costs over LIFO inventory value	(60)	(60)
Net inventory	$23,967	$19,055

We maintained a reserve for the realizability of inventory in the amounts of $193,196 and $95,988 as of March 31, 2006 and December 31, 2005, respectively, which are included in the amounts in the table above relating to work–in–process and raw materials.

4.              Notes Payable and Revolving Credit Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $103.9 million as of March 31, 2006 and December 31, 2005.

On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $61.0 million as of March 31, 2006 and December 31, 2005. The 2004 Notes have identical terms to the 2003 Notes.

The indenture governing the 2003 Notes and the 2004 Notes contains various restrictive covenants. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.

The 2003 Notes and the 2004 Notes are collateralized by security interests in substantially all of the assets of the Company and our subsidiaries, subject to permitted liens. The capital stock, securities and other payment rights of our subsidiaries will constitute collateral for the 2003 Notes and the 2004 Notes only to the extent that Rule 3–10 and Rule 3–16 of Regulation S–X under the Securities Act do not require separate financial statements of a subsidiary to be filed with the SEC. Payment obligations under the 2003 Notes and the 2004 Notes are guaranteed jointly and severally, fully and unconditionally, by all of our subsidiaries. The Sheridan Group, Inc. owns 100% of the outstanding stock of all of its subsidiaries and has no material independent assets or operations. There are no restrictions on the ability of The Sheridan Group, Inc. to obtain funds by dividend, advance or loan from its subsidiaries.

In an event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Concurrently with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrently with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of

March 31, 2006, we had borrowings outstanding under the Revolver of $3.8 million, had unused amounts available of $24.1 million and had $2.1 million in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The Revolver contains various covenants, including provisions that prohibit us from incurring and prepaying other indebtedness and places restrictions on our ability to pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of March 31, 2006.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

Components of notes payable and revolver outstanding at March 31, 2006 and December 31, 2005 were as follows:

(in thousands)	March 31, 2006	December 31, 2005
Senior secured notes	$164,906	$164,904
Revolver	3,801	—
Total notes payable and revolver	$168,707	$164,904

5.              Accrued Expenses

Accrued expenses as of March 31, 2006 and December 31, 2005 consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Payroll and related expenses	$4,114	$5,508
Profit sharing accrual	1,079	2,219
Accrued interest	2,135	6,376
Customer prepayments	4,132	3,671
Deferred revenue	1,683	1,516
Self–insured health and workers’ compensation accrual	3,438	3,076
Other	2,092	1,855
Total	$18,673	$24,221

6.              Business Segments

We are a specialty printer in the United States offering a full range of printing and value–added support services for the journal, catalog, magazine, book and article reprint markets. Our business includes three business reporting segments comprised of “Short–run Journals”, “Specialty Catalogs” and “Other Publications.” Short–run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run lengths of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run lengths between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments which produce specialty magazines, medium–run journals and short–run books. Certain operations within the Other Publications segment have been aggregated following the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to the similar characteristics of their financial performance and operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

The accounting policies of the operating segments are the same as those described in Note 3 “Summary of Significant Accounting Policies” in the financial statements in our most recent Annual Report on Form 10–K for the year ended December 31, 2005. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses and the amortization of a non–compete agreement with our former Chairman of the Board, are not allocated to the segments. Our customer base resides in the continental United States and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had one customer, High Response Holdings, Inc., which accounted for 13.9% and 15.4% of total net sales for the three month periods ended March 31, 2006 and 2005, respectively. Net sales for this customer are reported in the “Specialty Catalogs” segment.

The following table provides segment information as of March 31, 2006 and 2005 and for the three month periods then ended:

	Three months ended March 31,
(in thousands)	2006	2005
Net sales
Short-run journals	$23,957	$24,417
Specialty catalogs	26,393	27,654
Other publications	37,112	34,186
Intersegment sales elimination	(1,312)	(1,262)
Consolidated total	$86,150	$84,995

Operating (loss) income
Short-run journals	$(1,876)	$3,286
Specialty catalogs	29	972
Other publications	1,937	2,151
Corporate expenses	(470)	(647)
Consolidated total	$(380)	$5,762

	March 31,	December 31,
	2006	2005
Assets
Short-run journals	$82,267	$98,535
Specialty catalogs	97,974	85,633
Other publications	117,637	113,722
Corporate	2,128	2,831
Consolidated total	$300,006	$300,721

A reconciliation of total segment operating profit to consolidated income before income taxes is as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Total operating (loss) income (as shown above)	$(380)	5,762

Interest expense	(4,713)	(4,748)
Interest income	64	45
Other, net	164	(60)

(Loss) income before income taxes	$(4,865)	$999

7.              Income Taxes

Our effective income tax rate was 47.5% for the three month period ended March 31, 2006 and 53.0% for the three month period ended March 31, 2005. The reduction between periods is primarily attributable to the fact that the first quarter 2005 tax provision reflected the impact of a higher state tax apportionment in Maine, which has a unitary tax filing requirement.

8.              Related Party Transactions

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.1 million and $0.2 million in such fees for the three month periods ended March 31, 2006 and March 31, 2005, respectively.

9.              Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.       Restructuring and Other Exit Costs

Due to trends in the short-run journal business and the high capital investment necessary to maintain two manufacturing facilities serving the same market, our Board of Directors, on December 15, 2005, approved a restructuring plan to consolidate all short-run journal printing operations into one site. During the first quarter of 2006, we consolidated the printing of short-run journals at The Sheridan Press in Hanover, Pennsylvania and closed the Capital City Press facility in Berlin, Vermont. Approximately 200 positions were eliminated as a result of the closure. Of the 200 employees affected, approximately 45 Publication Services employees were offered jobs with one of our subsidiaries, Dartmouth Journal Services.

We recorded $2.1 million of restructuring costs in the first quarter of 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs. Approximately $0.4 million of restructuring costs were accrued as of December 31, 2005, which were subsequently paid during the three-month period ended March 31, 2006. There were no restructuring liabilities outstanding as of March 31, 2006. We estimate an additional $0.8 million of charges resulting in future cash expenditures will be charged in 2006, related to the restructuring. We also recorded non-cash charges of $2.4 million in the first quarter of 2006 associated with the accelerated depreciation and amortization of plant and equipment and the Capital City Press trade name, which will be disposed of as a result of the shutdown. The land, building and equipment were classified as assets held for sale as of March 31, 2006, at their estimated net realizable value. The assets held for sale are included in our “Short-run Journals” segment.  Total restructuring costs, including charges recorded in 2005, are projected to be $3.3 million.

On May 4, 2006, we executed an agreement for the sale of the Capital City Press land and building for a sales price of $1.7 million. Estimated costs of approximately $120,000 will be incurred related to the sale. The sale is contingent on the buyer conducting satisfactory feasibility and environmental studies on the property within forty-five days from the date of the agreement. We anticipate that closing on the sale will take place on or before July 7, 2006. The excess equipment at Capital City Press, which is included in assets held for sale as of March 31, 2006, at an estimated net realizable value of approximately $225,000, is expected to be sold through a public auction in May 2006.

In connection with the shutdown of Capital City Press, we transferred certain tangible assets, primarily production equipment, to our other subsidiaries. We also transferred intangible assets, which consisted of goodwill and customer relationships, to The Sheridan Press. The tangible and intangible assets were transferred at carryover, historical cost basis since the transfers took place between entities under common control.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Annual Report on Form 10–K for the fiscal year ended December 31, 2005. References to the “Company” refer to The Sheridan Group, Inc. The terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of the Company and all of its subsidiaries.

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

The Notes

On August 21, 2003, the Company completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). On May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011 (the “2004 Notes”). The 2004 Notes have identical terms to the 2003 Notes.

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

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our most recent Annual Report on Form 10–K for the year ended December 31, 2005, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self–insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

A critical accounting estimate related to restructuring activities was added during the first quarter of 2006. In connection with the restructuring at Capital City Press, we have recognized expenses associated with costs of employee terminations and the shutdown of facilities, and have written off assets that will no longer be used in operations.  Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112") or SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities ("SFAS 146"), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either our post employment policies or from past practices. In accordance with SFAS 112, we record such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements, SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The recognition of these charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities.  At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.  Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.  As of March 31, 2006, there were no restructuring liabilities outstanding.

We adopted SFAS 123R during the first quarter of 2006, which did not have a significant impact on the financial statements.

Results of Operations

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

The following table sets forth, for the periods indicated, information derived from our consolidated statements of income, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. This table should be read in conjunction with the commentary that follows it.

						Percent of revenue
		Three months ended March 31,		Increase (decrease)		Three months ended March 31,
(in thousands)		2006	2005	Dollars	Percentage	2006	2005
Net sales
Short-run journals		$23,957	$24,417	$(460)	(1.9)%	27.8%	28.7%
Specialty catalogs		26,393	27,654	(1,261)	(4.6)%	30.6%	32.5%
Other publications		37,112	34,186	2,926	8.6%	43.1%	40.2%
Intersegment sales elimination		(1,312)	(1,262)	(50)	(4.0)%	(1.5)%	(1.4)%
Total net sales		$86,150	$84,995	$1,155	1.4%	100.0%	100.0%

Cost of sales		72,002	68,669	3,333	4.9%	83.6%	80.8%

Gross profit		$14,148	$16,326	$(2,178)	(13.3)%	16.4%	19.2%

Selling and administrative expenses		$10,053	10,127	(74)	(0.7)%	11.6%	11.9%
Gain on sale of fixed assets		(32)	(50)	18	36.0%	(0.0)%	(0.1)%
Restructuring costs		2,150	—	2,150	N/A	2.5%	—
Amortization of intangibles		2,357	487	1,870	384.0%	2.7%	0.6%
Total operating expenses		$14,528	$10,564	$3,964	37.5%	16.9%	12.4%

Operating (loss) income
Short-run journals		$(1,876)	$3,286	$(5,162)	(157.1)%	(7.8)%	13.5%
Specialty catalogs		29	972	(943)	(97.0)%	0.1%	3.5%
Other publications		1,937	2,151	(214)	(10.0)%	5.2%	6.3%
Corporate expenses		(470)	(647)	177	27.3%	35.9%	51.3%
Total operating (loss) income		$(380)	$5,762	$(6,142)	(106.6)%	(0.4)%	6.8%

Other (income) and expense
Interest expense		$4,713	$4,748	$(35)	(0.7)%	5.5%	5.6%
Interest income		(64)	(45)	(19)	(42.2)%	(0.1)%	(0.1)%
Other, net		(164)	60	(224)	(373.3)%	(0.2)%	0.1%
Total other expense		$4,485	$4,763	$(278)	(5.8)%	5.2%	5.6%

(Loss) income before income taxes		(4,865)	999	(5,864)	(587.0)%	(5.6)%	1.2%

Income tax (benefit) provision		(2,310)	530	(2,840)	(535.8)%	(2.6)%	0.6%

Net (loss) income	.	$(2,555)	$469	$(3,024)	(644.8)%	(3.0)%	0.6%

Commentary:

Net sales for the first quarter of 2006 increased by $1.2 million or 1.4% versus the first quarter of 2005, due primarily to increases in paper and shipping costs, which are generally passed through to our customers, as well as unit growth in other publications. Net sales for the short-run journals segment for the first quarter decreased modestly primarily due to planned customer attrition as a result of the shutdown of the Capital City Press facility, which was completed during the first quarter of 2006. Net sales for the specialty catalogs segment decreased by 4.6% compared with the same period a year ago primarily due to customer attrition as well as reductions in run lengths for specific customers. Net sales for the other publications segment grew by 8.6% in the first quarter primarily due to new work awarded to us in the book and medium-run journal markets.

Gross profit for the first quarter of 2006 declined by $2.2 million or 13.3% compared to the first quarter of 2005. Gross margin of 16.4% of net sales for the first quarter of 2006 reflected a 2.8 margin point decline versus the first quarter of 2005. The gross profit and margin declines were attributable primarily to one-time incremental operating costs and accelerated depreciation on assets which will be disposed of related to the shutdown of Capital City Press. Increases in energy costs adversely impacted both gross profit and margin. Although they are generally passed through to our customers, increases in paper and freight costs also negatively impacted margin.

Restructuring costs were recorded as a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals business and the capital investment required for maintaining two facilities serving the same market. The $2.1 million of restructuring costs recorded in the first quarter of 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs. We estimate an additional $0.8 million of restructuring charges resulting in future cash expenditures will be charged in 2006, related to the shutdown. Total restructuring costs, including charges recorded in 2005, are projected to be $3.3 million.

Amortization expense in the first quarter of 2006 included a $1.9 million charge associated with accelerated amortization on an intangible asset, the Capital City Press trade name, which was disposed of as a result of the shutdown of Capital City Press.

An operating loss of $0.4 million for the first quarter of 2006 represented a $6.1 million decline compared to the first quarter of 2005. This loss was due principally to costs associated with the shutdown of Capital City Press. The operating loss of $1.9 million for the short–run journals segment for the first quarter of 2006 was $5.2 million lower than the operating income for the same period in 2005  primarily due to the restructuring costs and accelerated amortization of intangible assets recorded in connection with the shutdown of the Capital City Press facility, the incremental operating costs required during the shutdown period, and accelerated depreciation on assets which will de disposed of as a result of the Capital City Press shutdown. Declines of $0.9 million in operating income and lower operating margins for the specialty catalogs segment in the first quarter of 2006 were the result of declines in net sales as well as substantial increases in energy costs versus the first quarter of 2005. Operating income for the other publications segment decreased by $0.2 million in the first quarter of 2006 due primarily to higher health care and energy costs as compared to the first quarter of 2005, partially offset by increased sales.  Increases in paper and shipping costs, which are generally passed through to customers, adversely impacted operating margins for all segments.

The increase in other income was due primarily to increases in the market value of investments held in the deferred compensation plan during the first quarter of 2006.

The $4.9 million loss before income taxes for the first quarter of 2006, as compared to $1.0 million income before income taxes for the first quarter of 2005, was due primarily to the restructuring costs and accelerated amortization and depreciation expense resulting from the shutdown of the Capital City Press facility, one-time incremental operating costs required during the shutdown of Capital City Press and increased energy costs.

Our effective income tax rate was 47.5% for the first quarter of 2006 compared to 53.0% for the same period in 2005. The reduction between periods is primarily attributable to the fact that the first quarter 2005 tax provision reflected the impact of a higher state tax apportionment in Maine, which has a unitary tax filing requirement.

The net loss for the first quarter of 2006 as compared to net income for the first quarter of 2005 was due primarily to the restructuring costs and accelerated amortization and depreciation expense resulting from the shutdown of the Capital City Press facility, one-time incremental operating costs required during the shutdown of Capital City Press and increased energy costs partially offset by an income tax benefit.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $3.3 million for the first three months of 2006 compared to net cash generated of $0.2 million for the first three months of 2005. This $3.5 million decrease was primarily the result of the net loss experienced during the first quarter of 2006 as well as increases in working capital balances.

Investing Activities

Net cash used in investing activities was $8.2 million for the first three months of 2006 compared to $5.7 million for the first three months of 2005. This $2.5 million increase was primarily the result of a $1.7 million increase in plant and equipment purchased in the ordinary course of business. The remaining increase in cash used in 2006 was primarily attributable to the one-time impact of insurance proceeds received in 2005 as a result of a property damage claim.

Financing Activities

Total debt outstanding at March 31, 2006 was $168.7 million compared to $164.9 million at December 31, 2005. This $3.8 million increase in debt is due to a $3.8 million increase in the working capital facility used to partially fund operating and investing activities.

We had cash of $0.3 million as of March 31, 2006 compared to $8.0 million as of December 31, 2005. For the three months ended March 31, 2006, we utilized cash on hand as well as cash from the working capital facility to fund operations, including restructuring and shutdown costs related to Capital City Press, make investments in new plant and equipment and make the semi–annual interest payments on the 2003 Notes and the 2004 Notes.

We expect our principal source of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2006 will total about $18.6 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of March 31, 2006, we had total indebtedness of $168.7 million comprised of $164.9 million due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011, and $3.8 million due under our working capital facility, with a scheduled maturity of May 2009. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

The terms of our $30 million working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re–borrow such advances until the May 2009 maturity date. As of March 31, 2006, we had unused amounts available of $24.1 million and had $2.1 million in outstanding letters of credit.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the twelve months ended March 31, 2006, our interest coverage ratio was 2.33 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $40.2 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net cash (used in) provided by operating activities	$(3,262)	$191

Accounts receivable	(183)	2,736
Inventories	5,017	(826)
Other current assets	15	(80)
Refundable income taxes	1,396	(444)
Other assets	161	324
Accounts payable	(5,180)	(2,301)
Accrued expenses	1,307	1,218
Accrued interest	4,241	4,379
Other liabilities	(52)	(193)
Credit for doubtful accounts	36	10
Deferred income tax benefit	1,025	—
Provision for inventory realizability and LIFO value	(106)	(26)
Gain on disposition of fixed assets, net	32	50
Income tax provision	(2,310)	530
Cash interest expense	4,296	4,292
Management fees	131	203
Non cash adjustments:
Decrease (increase) in market value of investments	(49)	31
Amortization of prepaid lease costs	21	21
Loss on disposition of fixed assets	4	36
Restructuring costs	2,150	—

Working Capital Facility EBITDA	$8,690	$10,151

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

Contractual Obligations

The following table summarizes the Company’s future minimum non–cancellable contractual obligations as of March 31, 2006:

	Remaining Payments Due by Period
			2007 to	2009 to	2011 and
(in thousands)	Total	2006	2008	2010	beyond
Long term debt, including interest (1)	$251,676	$8,456	$33,825	$33,825	$175,570
Operating leases	13,863	3,728	7,582	2,335	218
Purchase obligations (2)	29,342	21,584	5,567	2,191	—
Other long-term obligations (3)	1,349	185	505	344	315

Total	$296,230	$33,953	$47,479	$38,695	$176,103

(1)          Includes the $105.0 million aggregate principal amount due on the 2003 Notes and the $60.0 million aggregate principal amount due on the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011. Also included is the principal balance on the revolving credit facility, due in May 2009. Due to uncertainties as to future borrowings and interest rates, interest on the revolving credit facility is not included here. The interest rate on the revolving credit facility was 7.75% as of March 31, 2006.

(2)          Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)          Represents payments due under non-compete arrangements with our former Chairman of the Board and the Chairman of The Dingley Press.

Off Balance Sheet Arrangements

At March 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements, results of operations or cash flows.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in the three months ended March 31, 2006 and 2005 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. The Company currently has borrowings under its revolving credit facility and estimates that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the three month period ended March 31, 2006. All of our other debt carries fixed interest rates.

Item 4.           Controls and Procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert M. Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

		By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	May 12, 2006