Form 10-Q
period 2006-06-30
SHERIDAN GROUP INC
filed 2006-08-11
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM  10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

There was 1 share of Common Stock outstanding as of August 11, 2006.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,220,686	$7,962,406
Accounts receivable, net of allowance for doubtful accounts of $942,742 and $956,612, respectively	37,620,302	33,544,025
Inventories, net	24,541,094	19,055,266
Other current assets	4,590,079	5,293,549
Refundable income taxes	2,225,920	677,061
Assets held for sale	1,579,626	—
Total current assets	71,777,707	66,532,307

Property, plant and equipment, net	123,456,359	119,219,511
Intangibles, net	43,826,231	46,549,163
Goodwill	57,709,206	56,983,043
Deferred financing costs, net	6,099,629	6,915,181
Other assets	4,280,592	4,521,350
Total assets	$307,149,724	$300,720,555

LIABILITIES

Current liabilities:
Accounts payable	$22,437,875	$19,401,927
Accrued expenses	31,028,285	24,220,519
Total current liabilities	53,466,160	43,622,446

Notes payable and revolving credit facility	164,909,263	164,903,580
Deferred income taxes and other liabilities	35,795,046	37,198,396
Total liabilities	254,170,469	245,724,422

STOCKHOLDER’S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	50,989,300	50,975,800
Retained earnings	1,989,955	4,020,333
Total stockholder’s equity	52,979,255	54,996,133
Total liabilities and stockholder’s equity	$307,149,724	$300,720,555

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$80,750,696	$84,124,197	$166,900,925	$169,119,187
Cost of sales	64,399,896	68,821,909	136,402,191	137,490,691
Gross profit	16,350,800	15,302,288	30,498,734	31,628,496
Selling and administrative expenses	9,546,637	9,972,373	19,600,083	20,099,405
Loss on disposition of fixed assets	200,131	56,825	167,976	6,665
Restructuring costs	517,109	—	2,666,710	—
Amortization of intangibles	475,019	487,552	2,832,035	975,103
Total operating expenses	10,738,896	10,516,750	25,266,804	21,081,173
Operating income	5,611,904	4,785,538	5,231,930	10,547,323
Other (income) expense:
Interest expense	4,710,505	4,738,906	9,423,033	9,486,656
Interest income	(32,293)	(107,874)	(96,427)	(153,017)
Other, net	141,391	(66,740)	(22,373)	(6,277)
Total other expense	4,819,603	4,564,292	9,304,233	9,327,362
Income (loss) before income taxes	792,301	221,246	(4,072,303)	1,219,961
Income tax provision (benefit)	267,728	130,257	(2,041,925)	659,876
Net income (loss)	$524,573	$90,989	$(2,030,378)	$560,085

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(Unaudited)

	June 30,	June 30,
	2006	2005
Cash flows provided by operating actvities:
Net (loss) income	$(2,030,378)	$560,085
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	7,901,418	7,411,855
Amortization of intangible assets	2,832,035	975,103
Provision (credit) for doubtful accounts	174,693	(73,522)
Provision for inventory realizability and LIFO value	35,960	21,366
Stock-based compensation	13,500	—
Amortization of deferred financing costs and debt discount, included in interest expense	821,235	903,950
Deferred income tax benefit	(2,021,794)	—
Loss on disposition of fixed assets	167,976	6,665
Changes in operating assets and liabilities
Accounts receivable	(4,250,970)	(1,239,973)
Inventories	(5,521,788)	(7,687,124)
Other current assets	755,113	180,734
Refundable income taxes	(1,525,135)	772,084
Other assets	131,655	(440,859)
Accounts payable	3,049,924	3,965,129
Accrued expenses	6,832,953	5,369,951
Accrued interest	(25,187)	(122,955)
Other liabilities	(183,086)	308,239
Net cash provided by operating activities	7,158,124	10,910,728

Cash flows used in investing activities:
Purchases of property, plant and equipment	(14,308,115)	(11,120,631)
Proceeds from sale of fixed assets	408,271	129,075
Proceeds from insurance coverage	—	719,061
Net cash used in investing activities	(13,899,844)	(10,272,495)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	22,473,068	3,655,391
Repayment of revolving line of credit	(22,473,068)	(3,655,391)
Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(6,741,720)	638,233

Cash and cash equivalents at beginning of period	7,962,406	4,974,615

Cash and cash equivalents at end of period	$1,220,686	$5,612,848

Non-cash investing and financing activities
Asset additions in accounts payable	$926,757	$1,048,666

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.              Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of June 30, 2006 and our results of operations for the three and six month periods ended June 30, 2006 and 2005 and our cash flows for the six month periods ended June 30, 2006 and 2005. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated.

These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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

A critical accounting estimate related to restructuring activities was added during the first quarter of 2006. In connection with the restructuring at Capital City Press, we have recognized expenses associated with costs of employee terminations and the shutdown of facilities, and have written off assets that will no longer be used in operations.  Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either our post employment policies or from past practices. In accordance with SFAS 112, we record such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements, SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The recognition of these charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities.  At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.  Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.  As of June 30, 2006, there were no restructuring liabilities outstanding.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, balance sheet classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

2.              Stock–Based Compensation

Our parent company, TSG Holdings Corp. (“Holdings”) established the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, we determine fair value through internal valuations based on historical financial information and/or through a third party service provider. As of June 30, 2006, 2,750 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five-year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share options upon exercise.

Three months and six months ended June 30, 2006

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. This statement became effective for us on January 1, 2006. We adopted the “Modified Prospective Application” transition method which does not result in restatement of previously issued financial statements upon adoption. Awards that are granted after this date will be measured and non-cash compensation expense will be recognized in the consolidated statement of income in accordance with SFAS 123R. In addition, non-vested awards that were granted prior to the effective date of SFAS 123R also result in recognition of non-cash compensation expense after the date of adoption. We recognize stock-based compensation expense ratably over the vesting periods of options, adjusted for estimated forfeitures.

For the three months and six months ended June 30, 2006, we recognized non-cash stock-based compensation expense of $7,900 (approximately $5,300 net of taxes) and $13,500 (approximately $6,700 net of taxes), respectively, included in selling and administrative expenses.

We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.There were no stock options granted during the three months ending March 31, 2006. The following summarizes the assumptions used for estimating the fair value of stock options granted during the three months ending June 30, 2006:

Risk-free interest rate	4.03%-4.53%
Average expected years until exercise	5.0 years
Expected volatility	35%
Weighted-average expected volatility	35%
Dividend yield	0.0%

The following is a summary of option activity for the six months ending June 30, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Number	Price	(in years)	Value
Options outstanding at January 1, 2006	52,400	$10.00	8.0	$772,900
Granted	2,100	24.75
Exercised	—
Forfeited	(1,750)	10.00
Expired	—
Options outstanding at June 30, 2006	52,750	$10.76	7.8	$772,900

Options exercisable at June 30, 2006	15,270	$10.00	7.8	$225,233

The following is a summary of non-vested options:

		Weighted
		Average
		Grant
		Date
	Number	Fair Value
Nonvested options outstanding at January 1, 2006	42,280	$2.67
Granted	2,100	9.28
Vested	(5,150)	2.38
Forfeited	(1,750)	2.41
Nonvested options outstanding at June 30, 2006	37,480	$2.89

The total compensation cost related to nonvested awards not yet recognized as of June 30, 2006 is approximately $112,000 and will be recognized over a weighted average period of approximately 5.8 years.

Three months and six months ended June 30, 2005

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

The following table reflects pro forma net income for the three months and six months ended June 30, 2005 had the Company elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three months	Six months
	ended June 30,	ended June 30,
(in thousands)	2005	2005
Net income as reported	$91	$560
Stock-based compensation cost, net of tax, based on the fair value method	(3)	(7)
Pro forma net income	$88	$553

No new option issuances occurred under the 2003 Plan during the three months and six months ended June 30, 2005.

3.              Inventory

Components of net inventories at June 30, 2006 and December 31, 2005 were as follows:

(in thousands)	June 30, 2006	December 31, 2005
Work–in–process	$6,961	$9,998
Raw materials (principally paper)	17,640	9,117
	24,601	19,115
Excess of current costs over LIFO inventory value	(60)	(60)
Net inventory	$24,541	$19,055

We maintained a reserve for the realizability of inventory in the amounts of $70,997 and $95,988 as of June 30, 2006 and December 31, 2005, respectively, which are included in the amounts in the table above relating to work–in–process and raw materials.

4.              Notes Payable and Revolving Credit Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $104.0 million and $103.9 million as of June 30, 2006 and December 31, 2005, respectively.

On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $60.9 million and $61.0 million as of June 30, 2006 and December 31, 2005, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Concurrently with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrently with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of June 30, 2006, we had no borrowings outstanding under the Revolver, had unused amounts available of $27.9 million and had $2.1 million in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The Revolver contains various covenants, including provisions that prohibit us from incurring and prepaying other indebtedness and places restrictions on our ability to pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of June 30, 2006.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

Components of notes payable and revolver outstanding at June 30, 2006 and December 31, 2005 were as follows:

(in thousands)	June 30, 2006	December 31, 2005
Senior secured notes	$164,909	$164,904
Revolver	—	—
Total notes payable and revolver	$164,909	$164,904

5.              Accrued Expenses

Accrued expenses as of June 30, 2006 and December 31, 2005 consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Payroll and related expenses	$4,091	$5,508
Profit sharing accrual	1,363	2,219
Accrued interest	6,351	6,376
Customer prepayments	12,956	3,671
Deferred revenue	778	1,516
Self–insured health and workers’ compensation accrual	3,213	3,076
Other	2,276	1,855
Total	$31,028	$24,221

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

The accounting policies of the operating segments are the same as those described in Note 3, “Summary of Significant

Accounting Policies” in the financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2005. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses and the amortization of a non-compete agreement with our former Chairman of the Board, are not allocated to the segments. Our customer base resides in the continental United States and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We have a customer, High Response Holdings, Inc., which accounted for 11.2% and 12.6% of total net sales for the three and six month periods ended June 30, 2006. High Response Holdings, Inc. accounted for 14.3% and 14.8% of total net sales for the three and six month periods ended June 30, 2005. Net sales for this customer are reported in the “Specialty Catalogs” segment.  We have a customer, Elsevier, which accounted for 10.3% and 10.0% of total net sales for the three and six month periods ended June 30, 2006. Elsevier accounted for 10.4% of total net sales for the three month period ended June 30, 2005. Net sales for this customer are reported in the “Short-run Journals” and “Other Publications” segments.

The following table provides segment information as of June 30, 2006 and 2005 and for the three and six month periods then ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Net sales
Short-run journals	$23,563	$25,710	$47,520	$50,127
Specialty catalogs	20,651	24,355	47,044	52,009
Other publications	37,601	35,343	74,713	69,529
Intersegment sales elimination	(1,064)	(1,284)	(2,376)	(2,546)
Consolidated total	$80,751	$84,124	$166,901	$169,119

Operating income
Short-run journals	$4,379	$3,691	$2,503	$6,977
Specialty catalogs	(882)	(515)	(853)	457
Other publications	2,375	2,081	4,312	4,231
Corporate expenses	(260)	(471)	(730)	(1,118)
Consolidated total	$5,612	$4,786	$5,232	$10,547

	June 30,	December 31,
	2006	2005
Assets
Short-run journals	$96,721	$98,535
Specialty catalogs	95,393	85,633
Other publications	115,065	113,722
Corporate	(29)	2,831
Consolidated total	$307,150	$300,721

A reconciliation of total segment operating profit to consolidated income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005

Total operating income (as shown above)	$5,612	$4,786	$5,232	$10,547
Interest expense	(4,711)	(4,739)	(9,423)	(9,486)
Interest income	33	108	97	153
Other, net	(142)	66	22	6
Income (loss) before income taxes	$792	$221	$(4,072)	$1,220

7.              Income Taxes

The income tax provisions for the three and six month periods ended June 30, 2006 and 2005 are based on the effective tax rates expected to be applicable for the corresponding full year periods. Our effective income tax rate was 33.8% and 58.9% for the second quarter of 2006 and 2005, respectively, and 50.1% and 54.1% for the first six months of 2006 and 2005, respectively. The reduced rate for the second quarter of 2006 was primarily due to the fact that, the effective tax rate that is expected for the year increased to 50.1% in the second quarter of 2006 from 47.5% in the first quarter. The combination of this change in rate and our cumulative pre-tax loss for the six months ended June 30, 2006, resulted in a decrease in the effective tax rate for the second quarter of 2006. The reduction in the first six months of 2006 as compared to the same period in 2005 is primarily attributable to the fact that the first six months 2005 tax provision reflected the impact of a higher state tax apportionment in Maine, which has a unitary tax filing requirement.

8.              Related Party Transactions

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.3 million in such fees for the three and six month periods ended June 30, 2006, respectively and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2005, respectively.

9.              Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.       Restructuring and Other Exit Costs

Due to trends in the short-run journal business and the high capital investment necessary to maintain two manufacturing facilities serving the same market, our Board of Directors, on December 15, 2005, approved a restructuring plan to consolidate all short-run journal printing operations into one site. During the first quarter of 2006, we consolidated the printing of short-run journals at The Sheridan Press in Hanover, Pennsylvania and closed the Capital City Press facility in Berlin, Vermont. Approximately 200 positions were eliminated as a result of the closure. Of the 200 employees affected, approximately 45 Publication Services employees are now employed with one of our subsidiaries, Dartmouth Journal Services.

We recorded $0.5 million and $2.7 million of restructuring costs for the three and six month periods ended June 30, 2006, related primarily to guaranteed severance payments, employee health benefits and other one-time costs. There were no restructuring liabilities outstanding as of June 30, 2006. We estimate an additional $0.2 million of charges resulting in future cash expenditures will be charged in 2006, related to the restructuring. We also recorded non-cash charges of $2.4 million in the first six months of 2006 associated with the accelerated depreciation and amortization of plant and equipment and the Capital City Press trade name, which was disposed of as a result of the shutdown. During May 2006, excess equipment at Capital City Press was sold through a public auction for cash proceeds of approximately $285,000 resulting in a gain of approximately $74,000. On May 4, 2006, we executed an agreement for the sale of the Capital City Press land and building for a sales price of $1.7 million. Estimated costs of approximately $120,000 will be incurred related to the sale. We anticipate that closing on the sale will take place on or before August 31, 2006. The land and building were classified as assets held for sale as of June 30, 2006, at their estimated net realizable value. The assets held for sale are included in our “Short-run Journals” segment.  Total restructuring costs, including charges recorded in 2005, are projected to be $3.3 million.

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

The 2003 Notes and the 2004 Notes are collateralized by security interests in substantially all of the assets of the Company and its subsidiaries, subject to permitted liens. The capital stock, securities and other payment rights of the Company’s subsidiaries will constitute collateral for the 2003 Notes and the 2004 Notes only to the extent that Rule 3–10 and Rule 3–16 of Regulation S–X under the Securities Act do not require separate financial statements of a subsidiary to be filed with the SEC. Payment obligations under the 2003 Notes and the 2004 Notes are guaranteed jointly and severally, fully and unconditionally, by all of the Company’s subsidiaries. The Sheridan Group, Inc. owns 100% of the outstanding stock of all of its subsidiaries and has no material independent assets or operations. There are no restrictions on the ability of The Sheridan Group, Inc. to obtain funds by dividend, advance or loan from its subsidiaries.

In the event of default, the holders of at least 25% in the aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section ”Management’s Discussion and Analysis of Financial

Condition and Results of Operations-Critical Accounting Estimates” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2005, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self-insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

A critical accounting estimate related to restructuring activities was added during the first quarter of 2006. In connection with the restructuring at Capital City Press, we have recognized expenses associated with costs of employee terminations and the shutdown of facilities, and have written off assets that will no longer be used in operations.  Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either our post employment policies or from past practices. In accordance with SFAS 112, we record such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements, SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The recognition of these charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities.  At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.  Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.  As of June 30, 2006, there were no restructuring liabilities outstanding.

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

The following tables set forth, for the periods indicated, information derived from our consolidated statements of income, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. These tables should be read in conjunction with the commentary that follows them.

Three months ended June 30:

					Percent of revenue
	Three months ended June 30,		Increase (decrease)		Three months ended June 30,
(in thousands)	2006	2005	Dollars	Percentage	2006	2005
Net sales
Short-run journals	$23,563	$25,710	$(2,147)	(8.4)%	29.2%	30.5%
Specialty catalogs	20,651	24,355	(3,704)	(15.2)%	25.6%	29.0%
Other publications	37,601	35,343	2,258	6.4%	46.5%	42.0%
Intersegment sales elimination	(1,064)	(1,284)	220	17.1%	(1.3)%	(1.5)%
Total net sales	$80,751	$84,124	$(3,373)	(4.0)%	100.0%	100.0%

Cost of sales	64,400	68,822	(4,422)	(6.4)%	79.8%	81.8%

Gross profit	$16,351	$15,302	$1,049	6.9%	20.2%	18.2%

Selling and administrative expenses	$9,547	$9,972	$(425)	(4.3)%	11.7%	11.9%
Loss on sale of fixed assets	200	57	143	(250.9)%	0.2%	0.1%
Restructuring costs	517	—	517	N/A	0.6%	—
Amortization of intangibles	475	487	(13)	(2.7)%	0.6%	0.6%
Total operating expenses	$10,739	$10,516	$222	2.1%	13.3%	12.5%

Operating income
Short-run journals	$4,379	$3,691	$688	18.7%	18.6%	14.4%
Specialty catalogs	(882)	(515)	(367)	71.3%	(4.3)%	(2.1)%
Other publications	2,375	2,081	294	14.1%	6.3%	5.9%
Corporate expenses	(260)	(471)	211	44.8%	24.4%	36.7%
Total operating income	$5,612	$4,786	$826	17.3%	6.9%	5.7%

Other (income) expense
Interest expense	$4,711	$4,739	$(28)	(0.6)%	5.8%	5.6%
Interest income	(33)	(108)	75	69.4%	(0.0)%	(0.1)%
Other, net	142	(66)	208	(315.2)%	0.2%	(0.1)%
Total other expense	$4,820	$4,565	$255	5.6%	6.0%	5.4%

Income before income taxes	792	221	571	258.3%	1.0%	0.3%

Income tax provision	268	130	138	106.2%	0.4%	0.2%

Net income	$524	$91	$433	475.7%	0.6%	0.1%

Commentary:

Net sales for the second quarter of 2006 decreased by $3.4 million or 4.0% versus the second quarter of 2005, due primarily to customer attrition. Net sales for the short-run journals segment for the second quarter decreased 8.4% primarily due to planned customer attrition as a result of the shutdown of the Capital City Press facility, which was completed during the first quarter of 2006. Net sales for the specialty catalogs segment for the second quarter decreased by 15.2% compared with the same period a year ago primarily due to customer attrition as well as reductions in run lengths for specific customers. Net sales for the other publications segment grew by 6.4% in the second quarter primarily due to new work awarded to us in the book business and the transfer of publication services work as a result of the Capital City Press shutdown, partially offset by customer attrition in the magazine market.

Gross profit for the second quarter of 2006 increased by $1.0 million or 6.9% compared to the second quarter of 2005. Gross margin of 20.2% of net sales for the second quarter of 2006 reflected a 2.0 margin point increase versus the second quarter of 2005. The gross profit and margin increases were attributable primarily to cost savings as a result of the shutdown of Capital City Press and the consolidation of the production of short-run journals at The Sheridan Press.

Restructuring costs of $0.5 million were recorded in the second quarter of 2006 as a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals business and the capital investment required for maintaining two facilities serving the same market. The restructuring costs recorded in the second quarter of 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs.

Operating income of $5.6 million for the second quarter of 2006 represented a $0.8 million increase compared to the second quarter of

2005. This increase was due principally to cost savings associated with the shutdown of Capital City Press. Operating income of $4.4 million for the short–run journals segment for the second quarter of 2006 was $0.7 million higher than the operating income for the same period in 2005, primarily due to lower operating costs as a result of the shutdown of Capital City Press.  An increase of $0.4 million in the operating loss and lower operating margins for the specialty catalogs segment in the second quarter of 2006 were primarily the result of the loss realized on the disposal of excess production equipment, higher energy costs and the impact of lower volume versus the second quarter of 2005. Operating income for the other publications segment increased by $0.3 million in the second quarter of 2006 due primarily to increased sales.

The increase in other expense was due primarily to decreases in the market value of investments held in the deferred compensation plan during the second quarter of 2006.

Income before income taxes for the second quarter of 2006 was $0.8 million, as compared to $0.2 million for the second quarter of 2005. The increase was due primarily to a decline in operating costs as a result of the shutdown of Capital City Press and the consolidation of the production of short-run journals at The Sheridan Press, partially offset by lower sales as a result of customer attrition.

Our effective income tax rate was 33.8% for the second quarter of 2006 compared to 58.9% for the same period in 2005. The reduced rate for the second quarter of 2006 was primarily due to the fact that the effective tax rate that is expected for the year increased to 50.1% in the second quarter of 2006 from 47.5% in the first quarter. The combination of this change in rate and our cumulative pre-tax loss for the six months ended June 30, 2006, resulted in a decrease in the effective tax rate for the second quarter of 2006.

The increase in net income for the second quarter of 2006 as compared to the second quarter of 2005 was primarily the result of the shutdown of Capital City Press and the consolidation of the production of short-run journals at The Sheridan Press, partially offset by lower sales as a result of customer attrition.

Six months ended June 30

					Percent of revenue
	Six months ended June 30,		Increase (decrease)		Six months ended June 30,
(in thousands)	2006	2005	Dollars	Percentage	2006	2005

Net sales
Short-run journals	$47,520	$50,127	$(2,607)	(5.2)%	28.4%	29.6%
Specialty catalogs	47,044	52,009	(4,965)	(9.5)%	28.2%	30.8%
Other publications	74,713	69,529	5,184	7.5%	44.8%	41.1%
Intersegment sales elimination	(2,376)	(2,546)	170	6.7%	(1.4)%	(1.5)%
Total net sales	$166,901	$169,119	$(2,218)	(1.3)%	100.0%	100.0%

Cost of sales	136,402	137,491	(1,089)	(0.8)%	81.7%	81.3%

Gross profit	$30,499	$31,628	$(1,129)	(3.6)%	18.3%	18.7%

Selling and administrative expenses	$19,600	$20,099	$(499)	(2.5)%	11.7%	11.9%
Loss on sale of fixed assets	168	7	161	(2,300.0)%	0.1%	0.0%
Restructuring costs	2,667	—	2,667	N/A	1.6%	—
Amortization of intangibles	2,832	975	1,857	190.5%	1.7%	0.6%
Total operating expenses	$25,267	$21,081	$4,186	19.9%	15.1%	12.5%

Operating income
Short-run journals	$2,503	$6,977	$(4,474)	(64.1)%	5.3%	13.9%
Specialty catalogs	(853)	457	(1,310)	(286.7)%	(1.8)%	0.9%
Other publications	4,312	4,231	81	1.9%	5.8%	6.1%
Corporate expenses	(730)	(1,118)	388	34.7%	30.7%	43.9%
Total operating income	$5,232	$10,547	$(5,315)	(50.4)%	3.1%	6.2%

Other (income) expense
Interest expense	$9,423	$9,486	$(63)	(0.7)%	5.7%	5.6%
Interest income	(97)	(153)	56	36.6%	(0.1)%	(0.1)%
Other, net	(22)	(6)	(16)	266.7%	(0.0)%	(0.0)%
Total other expense	$9,304	$9,327	$(23)	(0.2)%	5.6%	5.5%

(Loss) income before income taxes	(4,072)	1,220	(5,292)	(433.8)%	(2.4)%	0.7%

Income tax (benefit) provision	(2,042)	660	(2,702)	(409.4)%	(1.2)%	0.4%

Net (loss) income	$(2,030)	$560	$(2,590)	(462.5)%	(1.2)%	0.3%

Commentary:

Net sales for the first six months of 2006 decreased by $2.2 million or 1.3% versus the first six months of 2005, due primarily to customer attrition. Net sales for the short-run journals segment for the first six months decreased 5.2% primarily due to planned customer attrition as a result of the shutdown of the Capital City Press facility, which was completed during the first quarter of 2006. Net sales for the specialty catalogs segment decreased by 9.5% for the first six months of 2006 compared with the same period a year ago primarily due to customer attrition as well as reductions in run lengths for specific customers. Net sales for the other publications segment grew by 7.5% for the first six months primarily due to new work awarded to us in the book and medium-run journal markets, as well as the transfer of publication services work as a result of the Capital City Press shutdown, partially offset by customer attrition in the magazine market.

Gross profit for the first six months of 2006 decreased by $1.1 million or 3.6% compared to the first six months of 2005. Gross margin of 18.3% of net sales for the first six months of 2006 reflected a 0.4 margin point decrease versus the first six months of 2005. The gross profit and margin decreases were attributable primarily to one-time incremental operating costs required during the shutdown period and accelerated depreciation on assets which will be disposed of related to the shutdown of Capital City Press. Increases in energy costs adversely impacted both gross profit and margin. Although they are generally passed through to our customers, increases in paper and freight costs also negatively impacted margin.

Restructuring costs of $2.7 million were recorded in the first six months of 2006 as a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals business and the capital investment required for maintaining two facilities serving the same market. The restructuring costs related primarily to guaranteed severance payments, employee health benefits and other one-time costs. We estimate an additional $0.2 million of restructuring charges resulting in future cash expenditures will be charged in 2006, related to the shutdown. Total restructuring costs, including charges recorded in 2005, are projected to be $3.3 million.

Amortization expense in the first six months of 2006 included a $1.9 million charge associated with accelerated amortization on an intangible asset, the Capital City Press trade name, which was disposed of as a result of the shutdown of Capital City Press.

Operating income of $5.2 million for the first six months of 2006 represented a $5.3 million decrease compared to operating income of $10.5 million for the first six months of 2005. This decrease was due principally to costs associated with the shutdown of Capital City Press. Operating income of $2.5 million for the short—run journals segment for the first six months of 2006 was $4.5 million lower than the operating income for the same period in 2005 primarily due to the restructuring costs and accelerated amortization of intangible assets recorded in connection with the shutdown of the Capital City Press facility, the incremental operating costs required during the shutdown period, and accelerated depreciation on assets which will de disposed of as a result of the Capital City Press shutdown. An operating loss of $0.9 million for the first six months of 2006 represented a $1.3 million decline for the specialty catalogs segment as compared to the same period last year. The decrease in net sales as well as substantial increases in energy costs versus the first six months of 2005 were the primary reasons for the decline. Operating income for the other publications segment increased by $0.1 million for the first six months of 2006.

The $4.1 million loss before income taxes for the first six months of 2006, as compared to $1.2 million of income before income taxes for the first six months of 2005, was due primarily to the restructuring costs and accelerated amortization and depreciation expense resulting from the shutdown of the Capital City Press facility, one-time incremental operating costs required during the shutdown of Capital City Press and increased energy costs.

Our effective income tax rate was 50.1% for the first six months of 2006 compared to 54.1% for the same period in 2005. The reduction between periods is primarily attributable to the fact that the tax provision for the first six months of 2005 reflected the impact of a higher state tax apportionment in Maine, which has a unitary tax filing requirement.

The net loss for the first six months of 2006 as compared to net income for the first six months of 2005 was due primarily to the restructuring costs and accelerated amortization and depreciation expense resulting from the shutdown of the Capital City Press facility, one-time incremental operating costs required during the shutdown of Capital City Press and increased energy costs partially offset by an income tax benefit.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $7.2 million for the first six months of 2006 compared to net cash generated of $10.9 million for the first six months of 2005. This $3.7 million decrease was primarily the result of the net loss experienced during the first six months of 2006 as well as increases in working capital balances.

Investing Activities

Net cash used in investing activities was $13.9 million for the first six months of 2006 compared to $10.3 million for the first six months of 2005. This $3.6 million increase was primarily the result of a $3.2 million increase in plant and equipment purchased in the ordinary course of business. The remaining increase in cash used in 2006 was primarily attributable to the one-time impact of insurance proceeds received in 2005 as a result of a property damage claim, partially offset by proceeds from the sale of excess equipment in 2006.

Financing Activities

Total debt outstanding at June 30, 2006 was $164.9 million, which was unchanged when compared to December 31, 2005.

We had cash of $1.2 million as of June 30, 2006 compared to $8.0 million as of December 31, 2005. For the six months ended June 30, 2006, we utilized cash on hand and cash provided by operating activities to fund operations, including restructuring and shutdown costs related to Capital City Press, make investments in new plant and equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2006 will total about $11.9 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of June 30, 2006, we had total indebtedness of $164.9 million comprised of amounts due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

The terms of our $30 million working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re-borrow such advances until the May 2009 maturity date. As of June 30, 2006, we had unused amounts available of $27.9 million and had $2.1 million in outstanding letters of credit.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the twelve months ended June 30, 2006, our interest coverage ratio was 2.40 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $41.4 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Six Months Ended June 30,
	2006	2005

Net cash provided by operating activities	$7,158	$10,911

Accounts receivable	4,251	1,240
Inventories	5,522	7,687
Other current assets	(755)	(181)
Refundable income taxes	1,525	(772)
Other assets	(132)	441
Accounts payable	(3,050)	(3,965)
Accrued expenses	(6,833)	(5,370)
Accrued interest	25	123
Other liabilities	183	(308)
(Provision) credit for doubtful accounts	(175)	74
Deferred income tax benefit	2,022	—
Provision for inventory realizability and LIFO value	(36)	(22)
Loss on disposition of fixed assets, net	(168)	(7)
Income tax provision	(2,042)	660
Cash interest expense	8,602	8,582
Management fees	334	396
Non cash adjustments:
Decrease (increase) in market value of investments	(6)	3
Amortization of prepaid lease costs	42	42
Loss on disposition of fixed assets	214	93
Restructuring costs	2,667	—

Working Capital Facility EBITDA	$19,348	$19,627

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

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of June 30, 2006:

	Remaining Payments Due by Period
			2007 to	2009 to	2011 and
(in thousands)	Total	2006	2008	2010	beyond

Long term debt, including interest (1)	$251,676	$8,456	$33,825	$33,825	$175,570
Operating leases	14,013	2,614	8,475	2,691	233
Purchase obligations (2)	26,742	15,726	8,826	2,190	—
Other long-term obligations (3)	1,287	123	505	344	315

Total	$293,718	$26,919	$51,631	$39,050	$176,118

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

Off Balance Sheet Arrangements

At June 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, balance sheet classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in the three and six months ended June 30, 2006 and 2005 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

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

The Sheridan Group, Inc.
Registrant

		By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	August 11, 2006