Form 10-Q
period 2006-09-30
SHERIDAN GROUP INC
filed 2006-11-09
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM  10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

There was 1 share of Common Stock outstanding as of November 9, 2006.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended September 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$357,521	$7,962,406
Accounts receivable, net of allowance for doubtful accounts of $1,063,006 and $956,612, respectively	38,839,319	33,544,025
Inventories, net	23,367,488	19,055,266
Other current assets	5,421,771	5,293,549
Refundable income taxes	1,402,591	677,061
Total current assets	69,388,690	66,532,307

Property, plant and equipment, net	124,551,664	119,219,511
Intangibles, net	43,405,828	46,549,163
Goodwill	57,514,408	56,983,043
Deferred financing costs, net	5,706,962	6,915,181
Other assets	4,308,992	4,521,350
Total assets	$304,876,544	$300,720,555

LIABILITIES

Current liabilities:
Accounts payable	$19,313,885	$19,401,927
Accrued expenses	25,620,062	24,220,519
Total current liabilities	44,933,947	43,622,446

Notes payable and revolving credit facility	169,706,608	164,903,580
Deferred income taxes and other liabilities	35,643,507	37,198,396
Total liabilities	250,284,062	245,724,422

STOCKHOLDER’S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	50,996,000	50,975,800
Retained earnings	3,596,482	4,020,333
Total stockholder’s equity	54,592,482	54,996,133
Total liabilities and stockholder’s equity	$304,876,544	$300,720,555

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$84,240,760	$87,403,029	$251,141,685	$256,522,216
Cost of sales	66,476,198	70,869,272	202,878,389	208,359,963
Gross profit	17,764,562	16,533,757	48,263,296	48,162,253
Selling and administrative expenses	9,809,099	9,787,721	29,409,182	29,887,126
(Gain) loss on disposition of fixed assets	(27,754)	478,629	140,222	485,294
Restructuring costs	84,834	—	2,751,544	—
Amortization of intangibles	474,954	487,552	3,306,989	1,462,655
Total operating expenses	10,341,133	10,753,902	35,607,937	31,835,075
Operating income	7,423,429	5,779,855	12,655,359	16,327,178
Other (income) expense:
Interest expense	4,714,980	4,760,761	14,138,013	14,247,417
Interest income	(49,735)	(60,363)	(146,162)	(213,380)
Other, net	(99,013)	(198,906)	(121,386)	(205,183)
Total other expense	4,566,232	4,501,492	13,870,465	13,828,854
Income (loss) before income taxes	2,857,197	1,278,363	(1,215,106)	2,498,324
Income tax provision (benefit)	1,250,670	780,657	(791,255)	1,440,533
Net income (loss)	$1,606,527	$497,706	$(423,851)	$1,057,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(Unaudited)

	September 30,	September 30,
	2006	2005
Cash flows provided by operating actvities:
Net (loss) income	$(423,851)	$1,057,791
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,513,694	11,270,975
Amortization of intangible assets	3,306,989	1,462,655
Provision (credit) for doubtful accounts	323,310	(137,517)
Provision (credit) for inventory realizability and LIFO value	29,315	(48,777)
Stock-based compensation	20,200	—
Amortization of deferred financing costs and debt discount, included in interest expense	1,216,940	1,340,758
Deferred income tax benefit	(2,274,250)	—
Loss on disposition of fixed assets	140,222	485,294
Changes in operating assets and liabilities:
Accounts receivable	(5,618,604)	(4,183,773)
Inventories	(4,341,537)	(4,979,490)
Other current assets	(64,753)	(603,373)
Refundable income taxes	(507,008)	863,740
Other assets	48,704	(683,999)
Accounts payable	450,325	2,387,736
Accrued expenses	5,630,888	371,516
Accrued interest	(4,231,345)	(4,318,027)
Other liabilities	(93,995)	404,175
Net cash provided by operating activities	5,125,244	4,689,684

Cash flows used in investing activities:
Purchases of property, plant and equipment	(19,539,939)	(16,157,114)
Proceeds from sale of fixed assets	2,015,503	123,925
Proceeds from insurance coverage	—	764,796
Net cash used in investing activities	(17,524,436)	(15,268,393)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	36,530,307	19,205,926
Repayment of revolving line of credit	(31,736,000)	(12,982,000)
Dividends paid	—	(249,891)
Net cash provided by financing activities	4,794,307	5,974,035

Net decrease in cash and cash equivalents	(7,604,885)	(4,604,674)

Cash and cash equivalents at beginning of period	7,962,406	4,974,615

Cash and cash equivalents at end of period	$357,521	$369,941

Non-cash investing and financing activities
Asset additions in accounts payable	$402,366	$723,130

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.              Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of September 30, 2006 and our results of operations for the three and nine month periods ended September 30, 2006 and 2005 and our cash flows for the nine month periods ended September 30, 2006 and 2005. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated.

These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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

A critical accounting estimate related to restructuring activities was added during the first quarter of 2006. In connection with the restructuring at Capital City Press, we have recognized expenses associated with costs of employee terminations and the shutdown of facilities, and have written off assets that will no longer be used in operations.  Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either our post employment policies or from past practices. In accordance with SFAS 112, we record such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements, SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The recognition of these charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities.  At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.  Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.  As of September 30, 2006, there were no restructuring liabilities outstanding.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, balance sheet classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after June 15, 2007. We do not believe the adoption of SFAS 158 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on the process of quantifying financial statement misstatements. The interpretations in SAB 108 address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. As permitted by SAB 108, the provisions under SAB 108 will be applied in the first annual period ending after November 15, 2006. We do not believe the adoption of SAB 108 will have a material effect on our consolidated financial position, results of operations or cash flows.

2.              Stock–Based Compensation

Our parent company, TSG Holdings Corp. (“Holdings”) established the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, we determine fair value through internal valuations based on historical financial information and/or through a third party service provider. As of September 30, 2006, 2,750 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five-year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share options upon exercise.

Three months and nine months ended September 30, 2006

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. This statement became effective for us on January 1, 2006. We adopted the “Modified Prospective Application” transition method which does not result in restatement of previously issued financial statements upon adoption. Awards that are granted after this date will be measured and non-cash compensation expense will be recognized in the consolidated statement of income in accordance with SFAS 123R. In addition, non-vested awards that were granted prior to the effective date of SFAS 123R also result in recognition of non-cash compensation expense after the date of adoption. We recognize stock-based compensation expense ratably over the vesting periods of options, adjusted for estimated forfeitures.

For the three months and nine months ended September 30, 2006, we recognized non-cash stock-based compensation expense of $6.7 thousand (approximately $4.0 thousand net of taxes) and $20.2 thousand (approximately $12.1 thousand net of taxes), respectively, included in selling and administrative expenses.

We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. There were no stock options granted during the three months ended September 30, 2006. The following summarizes the assumptions used for estimating the fair value of stock options granted during the nine months ended September 30, 2006:

Risk-free interest rate	4.03%-4.53%
Average expected years until exercise	5.0 years
Expected volatility	35%
Weighted-average expected volatility	35%
Dividend yield	0.0%

The following is a summary of option activity for the nine months ended September 30, 2006:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
(in thousands, except per share data and years)	Shares	Price	(in years)	Value
Options outstanding at January 1, 2006	52,400	$10.00
Granted	2,100	24.75
Exercised	—
Forfeited	(1,750)	10.00
Expired	—
Options outstanding at September 30, 2006	52,750	$10.76	7.5	$747

Options exercisable at September 30, 2006	15,270	$10.00	7.5	$225

The following is a summary of non-vested options:

		Weighted
		Average
	Number	Grant
	of	Date
	Shares	Fair Value
Nonvested options outstanding at January 1, 2006	42,280	$2.67
Granted	2,100	9.28
Vested	(5,150)	2.38
Forfeited	(1,750)	2.41
Nonvested options outstanding at September 30, 2006	37,480	$2.89

The total compensation cost related to nonvested awards not yet recognized as of September 30, 2006 is approximately $0.1 million and will be recognized over a weighted average period of approximately 5.3 years.

Three months and nine months ended September 30, 2005

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

The following table reflects pro forma net income for the three months and nine months ended September 30, 2005 had the Company elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three months	Nine months
	ended September 30,	ended September 30,
(in thousands)	2005	2005
Net income as reported	$498	$1,058
Stock-based compensation cost, net of tax, based on the fair value method	(3)	(10)
Pro forma net income	$495	$1,048

No option issuances occurred under the 2003 Plan during the three months and nine months ended September 30, 2005.

3.              Inventory

Components of net inventories at September 30, 2006 and December 31, 2005 were as follows:

(in thousands)	September 30, 2006	December 31, 2005
Work-in-process	$9,328	$9,998
Raw materials (principally paper)	14,107	9,117
	23,435	19,115
Excess of current costs over LIFO inventory value	(68)	(60)
Net inventory	$23,367	$19,055

We maintained a reserve for the realizability of inventory in the amounts of $56.3 thousand and $96.0 thousand as of September 30, 2006 and December 31, 2005, respectively, which are included in the amounts in the table above relating to work-in-process and raw materials.

4.              Notes Payable and Revolving Credit Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $104.0 million and $103.9 million as of September 30, 2006 and December 31, 2005, respectively.

On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $60.9 million and $61.0 million as of September 30, 2006 and December 31, 2005, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Concurrently with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrently with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of September 30, 2006, we had $4.8 million outstanding under the Revolver, had unused amounts available of $23.3 million and had $1.9 million in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The Revolver contains various covenants, including provisions that prohibit us from incurring and prepaying other indebtedness and places restrictions on our ability to pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes, depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of September 30, 2006.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

Components of notes payable and revolver outstanding at September 30, 2006 and December 31, 2005 were as follows:

(in thousands)	September 30, 2006	December 31, 2005
Senior secured notes	$164,913	$164,904
Revolver	4,794	—
Total notes payable and revolver	$169,707	$164,904

5.              Accrued Expenses

Accrued expenses as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
(in thousands)	2006	2005
Payroll and related expenses	$4,124	$5,508
Profit sharing accrual	1,839	2,219
Accrued interest	2,144	6,376
Customer prepayments	10,868	3,671
Deferred revenue	1,044	1,516
Self-insured health and workers’ compensation accrual	2,990	3,076
Other	2,611	1,855
Total	$25,620	$24,221

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

We have a customer, which accounted for 12.4% and 12.5% of total net sales for the three and nine month periods ended September 30, 2006. This customer accounted for 13.7% and 14.4% of total net sales for the three and nine month periods ended September 30, 2005. Net sales for this customer are reported in the “Specialty Catalogs” segment.  This customer also accounted for 11.5% of total accounts receivable as of September 30, 2006. We have another customer, which accounted for 10.0% of total net sales for the three and nine month periods ended September 30, 2006. Net sales for this customer are reported in the “Short-run Journals” and “Other Publications” segments.

The following table provides segment information as of September 30, 2006 and 2005 and for the three and nine month periods then ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005

Net sales
Short-run journals	$22,047	$24,328	$69,567	$74,455
Specialty catalogs	26,028	28,976	73,072	80,985
Other publications	37,032	35,420	111,745	104,949
Intersegment sales elimination	(866)	(1,321)	(3,242)	(3,867)
Consolidated total	$84,241	$87,403	$251,142	$256,522

Operating income
Short-run journals	$3,894	$2,782	$6,397	$9,760
Specialty catalogs	1,372	1,317	519	1,774
Other publications	2,801	2,302	7,113	6,533
Corporate expenses	(644)	(621)	(1,374)	(1,740)
Consolidated total	$7,423	$5,780	$12,655	$16,327

	September 30,	December 31,
	2006	2005
Assets
Short-run journals	$81,886	$98,535
Specialty catalogs	103,537	85,633
Other publications	119,834	113,722
Corporate	(380)	2,831
Consolidated total	$304,877	$300,721

A reconciliation of total segment operating income to consolidated income (loss) before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005

Total operating income (as shown above)	$7,423	$5,780	$12,655	$16,327

Interest expense	(4,715)	(4,761)	(14,138)	(14,247)
Interest income	50	60	146	213
Other, net	99	199	122	205

Income (loss) before income taxes	$2,857	$1,278	$(1,215)	$2,498

7.              Income Taxes

The income tax provisions for the three and nine month periods ended September 30, 2006 and 2005 are based on the effective tax rates expected to be applicable for the corresponding full year periods. Our effective income tax rate was 43.8% and 61.1% for the third quarter of 2006 and 2005, respectively, and 65.1% and 57.7% for the first nine months of 2006 and 2005, respectively. The reduced rate for the third quarter of 2006 was primarily due to the fact that the effective tax rate that is expected for the year increased to 65.1% in the third quarter of 2006 from 50.1% in the first six months of 2006. The combination of this change in rate and our pre-tax loss for the nine months ended September 30, 2006, resulted in a decrease in the effective tax rate for the third quarter of 2006. The increased tax rate in the first nine months of 2006 as compared to the same period in 2005 is primarily attributable to a higher effective state rate as a greater proportion of our income in 2006 is in states with higher tax rates.

8.              Related Party Transactions

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.3 million and $0.6 million in such fees for the three and nine month periods ended September 30, 2006, respectively and $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2005, respectively.

9.              Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

One of our subsidiaries was recently notified by its electricity supplier that it was inadvertently undercharged for electric usage for several years. We estimate that our cost to remediate this situation will not exceed $0.2 million, which we accrued as of September 30, 2006. We believe this will be resolved during the fourth quarter of 2006.

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

We recorded $0.1 million and $2.8 million of restructuring costs for the three and nine month periods ended September 30, 2006, related primarily to guaranteed severance payments, employee health benefits and other one-time costs. There were no restructuring liabilities outstanding as of September 30, 2006. We estimate an additional $0.1 million and $0.2 million of charges resulting in future cash expenditures will be charged in the fourth quarter of 2006 and the fiscal year 2007, respectively, related to the restructuring. Total restructuring costs, including charges recorded in 2005, are projected to be $3.5 million. We also recorded non-cash charges of $2.4 million in the first nine months of 2006 associated with the accelerated depreciation and amortization of plant and equipment and the Capital City Press trade name, which was disposed of as a result of the shutdown. During May 2006, excess equipment at Capital City Press was sold through a public auction for cash proceeds of approximately $0.3 million, resulting in a gain of approximately

$0.1 million. On August 31, 2006, the Capital City Press land and building, which had a carrying value of approximately $1.6 million, was sold, resulting in a negligible gain.

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

A critical accounting estimate related to restructuring activities was added during the first quarter of 2006. In connection with the restructuring at Capital City Press, we have recognized expenses associated with costs of employee terminations and the shutdown of facilities, and have written off assets that will no longer be used in operations.  Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either our post employment policies or from past practices. In accordance with SFAS 112, we record such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements, SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The recognition of these charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities.  At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.  Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.  As of September 30, 2006, there were no restructuring liabilities outstanding.

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

Three months ended September 30:

					Percent of revenue
	Three months ended September 30,		Increase (decrease)		Three months ended September 30,
(in thousands)	2006	2005	Dollars	Percentage	2006	2005
Net sales
Short-run journals	$22,047	$24,328	$(2,281)	(9.4)%	26.2%	27.8%
Specialty catalogs	26,028	28,976	(2,948)	(10.2)%	30.9%	33.2%
Other publications	37,032	35,420	1,612	4.6%	43.9%	40.5%
Intersegment sales elimination	(866)	(1,321)	455	34.4%	(1.0)%	(1.5)%
Total net sales	84,241	87,403	(3,162)	(3.6)%	100.0%	100.0%

Cost of sales	66,477	70,869	(4,392)	(6.2)%	78.9%	81.1%

Gross profit	17,764	16,534	1,230	7.4%	21.1%	18.9%

Selling and administrative expenses	9,809	9,788	21	0.2%	11.6%	11.2%
(Gain) loss on sale of fixed assets	(28)	478	(506)	(105.9)%	—	0.5%
Restructuring costs	85	—	85	N/A	0.1%	—
Amortization of intangibles	475	488	(13)	(2.7)%	0.6%	0.6%
Total operating expenses	10,341	10,754	(413)	(3.8)%	12.3%	12.3%

Operating income
Short-run journals	3,894	2,782	1,112	40.0%	17.7%	11.4%
Specialty catalogs	1,372	1,317	55	4.2%	5.3%	4.5%
Other publications	2,801	2,302	499	21.7%	7.6%	6.5%
Corporate expenses	(644)	(621)	(23)	(3.7)%	N/A	N/A
Total operating income	7,423	5,780	1,643	28.4%	8.8%	6.6%

Other (income) expense
Interest expense	4,715	4,761	(46)	(1.0)%	5.6%	5.4%
Interest income	(49)	(60)	11	18.3%	(0.1)%	(0.1)%
Other, net	(100)	(199)	99	49.7%	(0.1)%	(0.2)%
Total other expense	4,566	4,502	64	1.4%	5.4%	5.1%

Income before income taxes	2,857	1,278	1,579	123.5%	3.4%	1.5%

Income tax provision	1,251	780	471	60.4%	1.5%	0.9%

Net income	$1,606	$498	$1,108	222.4%	1.9%	0.6%

Commentary:

Net sales for the third quarter of 2006 decreased by $3.2 million or 3.6% versus the third quarter of 2005, due primarily to customer attrition. Net sales for the short-run journals segment for the third quarter decreased 9.4% primarily due to planned customer attrition as a result of the shutdown of the Capital City Press facility, which was completed during the first quarter of 2006. Net sales for the specialty catalogs segment for the third quarter decreased by 10.2%, compared with the same period a year ago, primarily due to customer attrition as well as reductions in run lengths for specific customers. Net sales for the other publications segment grew by 4.6% in the third quarter primarily due to new work awarded to us in the book business and the transfer of publication services work as a result of the Capital City Press shutdown, partially offset by customer attrition and lower sales in the magazine market.

Gross profit for the third quarter of 2006 increased by $1.2 million or 7.4% compared to the third quarter of 2005. Gross margin of 21.1% of net sales for the third quarter of 2006 reflected a 2.2 margin point increase versus the third quarter of 2005. The gross profit and margin increases were attributable primarily to cost savings as a result of the shutdown of Capital City Press and the consolidation of the production of short-run journals at The Sheridan Press.

Restructuring costs of $0.1 million were recorded in the third quarter of 2006 as a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals business and the capital investment required for maintaining two facilities serving the same market. The restructuring costs recorded in the third quarter of 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs.

Operating income of $7.4 million for the third quarter of 2006 represented a $1.6 million increase compared to the third quarter of 2005. This increase was due principally to cost savings associated with the shutdown of Capital City Press. Operating income of $3.9 million for the short–run journals segment for the third quarter of 2006 was $1.1 million higher than the operating income for the same period in 2005, primarily due to lower operating costs as a result of the shutdown of Capital City Press. An increase of $0.1 million in operating income and higher operating margins for the specialty catalogs segment in the third quarter of 2006 versus the same period in 2005 were realized despite the decrease in sales primarily as a result of the containment of labor, employee benefit, maintenance and supply costs. Operating income for the other publications segment increased by $0.5 million in the third quarter of 2006 due primarily to the impact of increased sales partially offset by additional operating expenses as a result of the transfer of publication services work due to the Capital City Press shutdown.

Income before income taxes for the third quarter of 2006 was $2.9 million, as compared to $1.3 million for the third quarter of 2005. The increase was due primarily to a decline in operating costs as a result of the shutdown of Capital City Press and the consolidation of the production of short-run journals at The Sheridan Press, partially offset by lower sales as a result of customer attrition.

Our effective income tax rate was 43.8% for the third quarter of 2006 compared to 61.1% for the same period in 2005. The reduced rate for the third quarter of 2006 was primarily due to the fact that the effective tax rate that is expected for the year increased to 65.1% in the third quarter of 2006 from 50.1% in the first six months of 2006. The combination of this change in rate and our pre-tax loss for the nine months ended September 30, 2006, resulted in a decrease in the effective tax rate for the third quarter of 2006 as compared to the same period last year.

The increase in net income for the third quarter of 2006 as compared to the third quarter of 2005 was primarily the result of the shutdown of Capital City Press and the consolidation of the production of short-run journals at The Sheridan Press, partially offset by lower sales as a result of customer attrition.

Nine months ended September 30:

					Percent of revenue
	Nine months ended September 30,		Increase (decrease)		Nine months ended September 30,
(in thousands)	2006	2005	Dollars	Percentage	2006	2005

Net sales
Short-run journals	$69,567	$74,455	$(4,888)	(6.6)%	27.7%	29.0%
Specialty catalogs	73,072	80,985	(7,913)	(9.8)%	29.1%	31.6%
Other publications	111,745	104,949	6,796	6.5%	44.5%	40.9%
Intersegment sales elimination	(3,242)	(3,867)	625	16.2%	(1.3)%	(1.5)%
Total net sales	251,142	256,522	(5,380)	(2.1)%	100.0%	100.0%

Cost of sales	202,879	208,360	(5,481)	(2.6)%	80.8%	81.2%

Gross profit	48,263	48,162	101	0.2%	19.2%	18.8%

Selling and administrative expenses	29,409	29,887	(478)	(1.6)%	11.7%	11.6%
Loss on sale of fixed assets	140	485	(345)	(71.1)%	0.1%	0.2%
Restructuring costs	2,752	—	2,752	N/A	1.1%	—
Amortization of intangibles	3,307	1,463	1,844	126.0%	1.3%	0.6%
Total operating expenses	35,608	31,835	3,773	11.9%	14.2%	12.4%

Operating income
Short-run journals	6,397	9,760	(3,363)	(34.4)%	9.2%	13.1%
Specialty catalogs	519	1,774	(1,255)	(70.8)%	0.7%	2.2%
Other publications	7,113	6,533	580	8.9%	6.4%	6.2%
Corporate expenses	(1,374)	(1,740)	366	21.0%	N/A	N/A
Total operating income	12,655	16,327	(3,672)	(22.5)%	5.0%	6.4%

Other (income) expense
Interest expense	14,138	14,247	(109)	(0.8)%	5.6%	5.6%
Interest income	(146)	(213)	67	31.5%	(0.1)%	(0.1)%
Other, net	(122)	(205)	83	40.5%	—	(0.1)%
Total other expense	13,870	13,829	41	0.3%	5.5%	5.4%

(Loss) income before income taxes	(1,215)	2,498	(3,713)	(148.6)%	(0.5)%	1.0%

Income tax (benefit) provision	(791)	1,440	(2,231)	(154.9)%	(0.3)%	0.6%

Net (loss) income	$(424)	$1,058	$(1,482)	(140.0)%	(0.2)%	0.4%

Commentary:

Net sales for the first nine months of 2006 decreased by $5.4 million or 2.1% versus the first nine months of 2005, due primarily to customer attrition. Net sales for the short-run journals segment for the first nine months decreased 6.6% primarily due to planned customer attrition as a result of the shutdown of the Capital City Press facility, which was completed during the first quarter of 2006. Net sales for the specialty catalogs segment decreased by 9.8% for the first nine months of 2006 compared with the same period a year ago primarily due to customer attrition as well as reductions in run lengths for specific customers. Net sales for the other publications segment grew by 6.5% for the first nine months primarily due to new work awarded to us in the book and medium-run journal markets, as well as the transfer of publication services work as a result of the Capital City Press shutdown.

Gross profit for the first nine months of 2006 increased by $0.1 million or 0.2% compared to the first nine months of 2005. Gross margin of 19.2% of net sales for the first nine months of 2006 reflected a 0.4 margin point increase versus the first nine months of 2005. The gross profit and margin increases were attributable primarily to the containment of costs related to wages, employee benefits, materials and supplies, partially offset by the impact of decreased sales.

Restructuring costs of $2.8 million were recorded in the first nine months of 2006 as a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals business and the capital investment required for maintaining two facilities serving the same market. The restructuring costs related primarily to guaranteed severance payments, employee health benefits and other one-time costs. We estimate an additional $0.1 million and $0.2 million of restructuring charges resulting in future cash expenditures will be charged in the fourth quarter of 2006 and the fiscal year 2007, respectively, related to the shutdown. Total restructuring costs, including charges recorded in 2005, are projected to be $3.5 million. We also recorded non-cash charges of $2.4 million in the first nine months of 2006 associated with the accelerated depreciation and amortization of plant and equipment and the Capital City Press trade name, which was disposed of as a result of the shutdown. During May 2006, excess equipment at Capital City Press was sold through a public auction for cash proceeds of approximately $0.3 million, resulting in a gain of approximately $0.1 million. On August 31, 2006, the Capital City Press land and building, which had a carrying value of approximately $1.6 million, was sold, resulting in a negligible gain.

Amortization expense of $3.3 million in the first nine months of 2006 included a $1.9 million charge associated with accelerated amortization on an intangible asset, the Capital City Press trade name, which was disposed of as a result of the shutdown of Capital City Press.

Operating income of $12.6 million for the first nine months of 2006 represented a $3.7 million or 22.5% decrease compared to operating income of $16.3 million for the first nine months of 2005. This decrease was due principally to costs associated with the shutdown of Capital City Press. Operating income of $6.4 million for the short-run journals segment for the first nine months of 2006 was $3.4 million lower than the operating income for the same period in 2005 primarily due to the restructuring costs and accelerated amortization of intangible assets recorded in connection with the shutdown of the Capital City Press facility, the incremental operating costs required during the shutdown period, and accelerated depreciation on assets which were disposed of as a result of the Capital City Press shutdown. Operating income of $0.5 million for the specialty catalogs segment for the first nine months of 2006 represented a $1.3 million decline as compared to the same period last year. The decrease in net sales as well as substantial increases in energy costs versus the first nine months of 2005 were the primary reasons for the decline. Operating income for the other publications segment increased by $0.6 million for the first nine months of 2006. Increases in net sales partially offset by additional operating costs as a result of the transfer of publication services work due to the Capital City Press shutdown were the primary reasons for the increase.

The $1.2 million loss before income taxes for the first nine months of 2006, as compared to $2.5 million of income before income taxes for the first nine months of 2005, was due primarily to the restructuring costs and accelerated amortization and depreciation expense resulting from the shutdown of the Capital City Press facility, one-time incremental operating costs required during the shutdown of Capital City Press and increased energy costs.

Our effective income tax rate was 65.1% for the first nine months of 2006 compared to 57.7% for the same period in 2005. The increase in the first nine months of 2006 as compared to the same period in 2005 is primarily attributable to a higher effective state rate as a greater proportion of our income in 2006 is in states with higher tax rates.

The net loss for the first nine months of 2006 as compared to net income for the first nine months of 2005 was due primarily to the restructuring costs and accelerated amortization and depreciation expense resulting from the shutdown of the Capital City Press facility, one-time incremental operating costs required during the shutdown of Capital City Press and increased energy costs partially offset by an income tax benefit.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $5.1 million for the first nine months of 2006 compared to net cash generated of $4.7 million for the first nine months of 2005. This $0.4 million increase was primarily the result of favorable working capital changes, partially offset by the net loss experienced during the first nine months of 2006.

Investing Activities

Net cash used in investing activities was $17.5 million for the first nine months of 2006 compared to $15.3 million for the first nine months of 2005. This $2.2 million increase was primarily the result of a $3.4 million increase in plant and equipment purchased in the ordinary course of business and the one-time impact of insurance proceeds received in 2005 as a result of a property damage claim, partially offset by proceeds from the sale of excess equipment and the Capital City Press facility in 2006.

Financing Activities

Total debt outstanding at September 30, 2006 was $169.7 million compared to $164.9 million at December 31, 2005. This

$4.8 million increase in debt is due entirely to a $4.8 million increase in the working capital facility used to partially fund operating and investing activities.

We had cash of $0.4 million as of September 30, 2006 compared to $8.0 million as of December 31, 2005. For the nine months ended September 30, 2006, we utilized cash on hand and cash provided by operating activities to fund operations, including restructuring and shutdown costs related to Capital City Press, make investments in new plant and equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2006 will total about $6.5 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of September 30, 2006, we had total indebtedness of $169.7 million comprised of $164.9 million due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011 and $4.8 million due under our working capital facility, with a scheduled maturity of May 2009. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

The terms of our $30 million working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re-borrow such advances until the May 2009 maturity date. As of September 30, 2006, we had unused amounts available of $23.3 million and had $1.9 million in outstanding letters of credit.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the twelve months ended September 30, 2006, our interest coverage ratio was 2.45 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $42.2 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

WCF EBITDA calculated pursuant to the working capital facility is defined as net income (loss) before interest expense, income taxes, depreciation, amortization, management fees (as defined in the management agreement) and other non-cash charges (including all fees and costs relating to the transactions contemplated by the working capital facility) as defined in the working capital facility. WCF EBITDA calculated pursuant to the working capital facility is a non-GAAP measure and is not an indicator of financial performance or liquidity under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flows from operating activities or other traditional indicators of operating performance or liquidity.

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005

Net cash provided by operating activities:	$5,125	$4,690

Accounts receivable	5,619	4,184
Inventories	4,342	4,979
Other current assets	65	603
Refundable income taxes	507	(864)
Other assets	(49)	684
Accounts payable	(450)	(2,388)
Accrued expenses	(5,631)	(372)
Accrued interest	4,231	4,318
Other liabilities	94	(404)
(Provision) credit for doubtful accounts	(323)	137
Deferred income tax benefit	2,274	—
(Provision) credit for inventory realizability and LIFO value	(29)	49
Loss on disposition of fixed assets, net	(140)	(485)
Income tax (benefit) provision	(791)	1,441
Cash interest expense	12,921	12,907
Management fees	571	617
Non cash adjustments:
Adjustments to LIFO reserve	8	21
Increase in market value of investments	(31)	(40)
Amortization of prepaid lease costs	62	63
Loss on disposition of fixed assets	196	572
Restructuring costs	2,752	—

Working Capital Facility EBITDA	$31,323	$30,712

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

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of September 30, 2006:

	Remaining Payments Due by Period
			2007 to	2009 to	2011 and
(in thousands)	Total	2006	2008	2010	beyond

Long term debt, including interest (1)	$248,014	$—	$33,825	$38,619	$175,570
Operating leases	12,968	1,315	8,640	2,777	236
Purchase obligations (2)	14,349	6,900	7,078	371	—
Other long-term obligations (3)	1,226	62	505	344	315

Total	$276,557	$8,277	$50,048	$42,111	$176,121

(1)          Includes the $105.0 million aggregate principal amount due on the 2003 Notes and the $60.0 million aggregate principal amount due on the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011. Also included is the principal balance due on the revolving credit facility, due in May 2009. Due to uncertainties as to future borrowings and interest rates, interest on the revolving credit facility is not included here. The interest rate on the revolving credit facility was 8.25% as of September 30, 2006.

(2)          Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)          Represents payments due under non-compete arrangements with our former Chairman of the Board and the Chairman of The Dingley Press.

Off Balance Sheet Arrangements

At September 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, balance sheet classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after June 15, 2007. We do not believe the adoption of SFAS 158 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on the process of quantifying financial statement misstatements. The interpretations in SAB 108 address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. As permitted by SAB 108, the provisions under SAB 108 will be applied in the first annual period ending after November 15, 2006. We do not believe the adoption of SAB 108 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in the three and nine months ended September 30, 2006 and 2005 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. The Company currently has borrowings under its revolving credit facility and estimates that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the three and nine month periods ended September 30, 2006. All of our other debt carries fixed interest rates.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we are party to various legal actions in the ordinary course of our business. We believe that, based upon information available as of November 9, 2006, any resulting liability pertaining to legal matters should not have a material adverse effect on our results of operations, financial position or cash flows.

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

The Sheridan Group, Inc.
Registrant

		By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	November 9, 2006