Form 10-K
period 2006-12-31
SHERIDAN GROUP INC
filed 2007-03-30
CIK 1056035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

There was 1 share of the Registrant’s Common Stock outstanding as of March 29, 2007.

THE SHERIDAN GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

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

PART I

ITEM 1.   BUSINESS

Overview

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We believe that we enjoy strong and longstanding relationships with our customers, which include publishers, catalog merchants, associations and university presses.  We provide a wide range of printing services and value-added support services, such as electronic publishing support, digital proofing, preflight checking, offshore key stroking and copy editing, online peer review systems, manuscript tracking systems, subscriber database maintenance, mail sortation and distribution, customer audits and training classes, and back issue fulfillment.  We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company. We operate in three business segments:  short-run journals, specialty catalogs and other publications.  For the year ended December 31, 2006, we generated net sales of $337.5 million, operating income of $5.5 million and net loss of $8.3 million.  As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

History

We trace our roots back to The Sheridan Press, the predecessor of which was founded in 1915. We entered the short-run journal market in 1980, targeting the printing of scientific, technical, medical and scholarly journals for publishers. The Sheridan Group, Inc. was formed in 1988 to complete the acquisition of Braun-Brumfield, Inc., a short-run book printer located in Michigan. In 1994, we entered the specialty magazine market with the acquisition of United Litho, Inc., a printer of specialty magazines serving the Washington, D.C. metro area. In conjunction with our recapitalization in 1998, we acquired Dartmouth Printing Company, a specialty magazine printer in New Hampshire, and Capital City Press, a journal printer in Vermont. In 1999, we acquired BookCrafters, Inc., a short-run book printer in Chelsea, Michigan and consolidated it with Braun-Brumfield to form Sheridan Books, Inc. In 2004, we acquired The Dingley Press (the “Dingley Acquisition”), a specialty catalog printer in Maine. During the first quarter of 2006, we shutdown the operations of Capital City Press and consolidated the production of short-run journals at The Sheridan Press. Currently, we are comprised of six specialty printing companies operating in the domestic scientific, technical, medical and scholarly journal, specialty catalog, short-run book, specialty magazine and article reprints markets: The Sheridan Press in Pennsylvania; Sheridan Books in Michigan;

Dartmouth Printing Company in New Hampshire; Dartmouth Journal Services in Vermont; United Litho in Virginia; and The Dingley Press in Maine.

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

Printing Segments

As a leading publications printer, we offer a broad range of products and services, including the printing of scientific, technical, medical and scholarly journals, specialty catalogs, short-run books, specialty magazines, article reprints, and an extensive array of value-added support services.  Our products are sold to a diverse set of customers, including publishers, catalog merchants, university presses and associations.   Our printing operations are classified into three reportable segments.  The following table presents the percentage of net sales contributed by each segment during the past three fiscal years.

Net sales %	2006	2005	2004
Short-run journals	27	29	34
Specialty catalogs	29	32	22
Other publications	45	41	46
Intersegment eliminations	(1)	(2)	(2)
Total	100	100	100

Short-Run Journals

The journal market includes journals for the scientific, technical, medical and scholarly communities. We compete in both the short-run and medium-run portions of the journal market.  We define short-run journals as journals produced on sheet-fed and digital presses with typical production runs of less than 5,000 copies. Publishers, associations and university presses comprise the customers in this portion of the journals market.  In 2006, we printed over 2,200 journal titles.

Our journals are primarily black and white with a small amount of color for photographs, diagrams and advertisements.  They are printed on schedules that range from weekly to annually in run lengths that average 1,800 copies and range from 50 to 10,000 copies. Journal printing typically results in a high level of repeat business due to the periodic nature and complexity of these publications. The vast majority of journals are perfect bound, with the remainder saddle-stitched.  Our journal customers rely on our consistency and on-time reliability to meet the demands of their own customers.

The short-run journals segment also includes article reprints, which are produced on sheet-fed and digital presses, and originally developed as an ancillary product from the base journal business.  Article reprints are produced for customers who require reprints of an individual article from a journal or magazine for marketing or other purposes. Historically, we have primarily reprinted journal and magazine articles for which we were the original printer. We have expanded our business by winning article reprint business on publications for which we were not the original printer.  We are a full-service reprint printer, producing black and white as well as color reprints for publishers, university presses and associations.

Specialty Catalogs

We entered the specialty catalog segment in 2004 with our purchase of The Dingley Press.  We characterize specialty catalogs as catalogs distributed by specialty catalog merchant companies, which are often smaller entrepreneurial firms with high service requirements. We produce catalogs with run lengths between 300,000 and 10,000,000 copies, most of which are printed in four-color and are bound using the saddle stitching technique. Multiple versions of each catalog are distributed during the year requiring high levels of customer service and extensive distribution services.  In 2006, we printed over 130 catalog titles.

Other Publications

The other publications segment provides products and services for specialty magazines, short-run books and medium-run journals to publishers, university presses and associations.

Specialty Magazines

We characterize specialty magazines as magazines having production runs of less than 100,000 copies. Our customers in this market are publishers and associations. Specialty magazines also have a high level of repeat business due to the periodic nature of the publications. This is largely a regional market defined by proximity to the customer. In 2006, we printed over 400 magazine titles.

We produce short-run magazines with average run lengths of 25,000 copies.  The majority of these magazines are printed in four-color.  The magazines are bound using the saddle-stitching and perfect binding techniques. The magazines are produced in frequencies that range from weekly to annually. These magazines are produced on web presses.  Although specialty magazine customers do not require composition services, they do demand high levels of customer service focused on distribution and mailing services, where managing the customer’s subscriber database is critical to customer satisfaction.

Short-Run Books

Short-run books, which we characterize as books having production runs of less than 5,000 copies, are printed for publishers, associations and university presses. Sales to this market include both the initial printing of titles and subsequent reprints.  In 2006, we printed more than 10,200 book titles.

We produce books in run lengths that average 2,000 copies and range from 100 to 10,000 copies.  The majority of these books are black and white.  Books are produced on both sheet-fed and web presses.  About 50% of our books have soft covers (perfect bound) and about 50% have hard covers (case bound).

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

Customers

We benefit from a highly diversified customer base. The majority of our business comes from publishers, followed by catalog merchants, associations and university presses.  The average length of our relationship with our top 50 customers is approximately 15 years. In 2006, High Response Holdings, Inc. accounted for about 12.0% of our net sales, which are included in the specialty catalogs segment. In 2006, Elsevier accounted for about 10.3% of our net sales, which are included in both the short-run journals and other publications segments.

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

Employees

We have about 1,900 employees as of December 31, 2006. We focus heavily on fostering enthusiastic and positive cultures at each of our locations, evidenced by the fact that we have been recognized with numerous “Best Workplace in America” awards presented by Printing Industries of America. In addition, we closely monitor our employees’ level of job satisfaction with comprehensive surveys on a regular basis. Management believes our compensation and benefits packages are competitive within the industry and local markets.

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

We have a significant amount of indebtedness.  On December 31, 2006, we had total indebtedness of approximately $164.9 million.

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

Competition—The printing industry is competitive and rapidly evolving and competition may adversely affect our business.

The printing industry is extremely competitive. We compete with numerous companies, some of which have greater financial resources than we do. Two of our direct competitors have recently been acquired by larger printing companies, which could enable them to reduce operating costs and expand services – thus enhancing their competitiveness. We compete on the basis of ongoing customer service, quality of finished products, range of services offered, distribution capabilities, use of state of the art technology and price. We cannot assure you that we will be able to compete successfully with respect to any of these factors. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such regions. Our failure to compete successfully could cause us to lose existing business or opportunities to generate new business and could result in decreased profitability, adversely affecting our business.

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

We have two customers that accounted for approximately 22.0% of our net sales in 2006. In 2007, these two customers are projected to account for similar percentages of our net sales. The loss of either of these customers would cause our net sales and profitability to decline. We cannot assure you that net sales to these and our other large customers will not continue to increase as a percentage of our total net sales or that these customers will continue to use our printing services. The loss of any such customer could adversely affect us.

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

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as “Section 404”.  We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions of the impact of the same on our operations. Our independent registered public accounting firm will be required to certify as to the effectiveness of our internal control over financial reporting for our fiscal year ending December 31, 2008. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. In addition, we expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or the timing of such costs.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We operate a network of 16 manufacturing, warehousing and office facilities located throughout the East Coast and Midwest that occupy, in total, about 1,215,500 square feet. We maintain approximately 958,000 square feet of production space consisting of manufacturing and publication services. We own about 77% of the square footage we use.  The following table provides an overview of our manufacturing, warehousing and office facilities.

Location	Function(s)	Ownership Structure	Total Size (Sq. Feet)
Hunt Valley, MD	Corporate Headquarters	Leased	6,366
Orford, NH	Publication Services (Other publications)	Leased	6,895
Hanover, PA	Manufacturing (Short-run journals)	Owned	(1) 159,250
Chelsea, MI	Manufacturing (Other publications)	Owned (1)	160,569
Hanover, NH	Manufacturing (Other publications)	Owned (1)	147,830
Ashburn, VA	Manufacturing (Other publications)	Owned (1)	70,159
Lisbon, ME	Manufacturing (Specialty catalogs)	Owned (1)	276,787
Ann Arbor, MI	Manufacturing and Distribution (Other publications)	Owned	124,726
Hanover, PA	Warehousing (Short-run journals)	Leased	50,000
Williamstown, VT	Warehousing (Short-run journals)	Leased	27,120
Orford, NH	Warehousing (Other publications)	Leased	4,330
Waterbury, VT	Publication Services (Other publications)	Leased	11,700
Sterling, VA	Warehousing (Other publications)	Leased	6,304
Lewiston, ME	Warehousing (Specialty catalogs)	Leased	55,858
Lewiston, ME	Warehousing (Specialty catalogs)	Leased	97,606
Auburn, ME	Warehousing (Specialty catalogs)	Leased	10,000
		Total	1,215,500

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

In 2006, our Sheridan Books subsidiary completed a 25,290 square foot expansion of its existing facility in Chelsea, MI to provide additional manufacturing capacity. We are continuing our efforts to sell the Ann Arbor, Michigan book facility. We may consolidate this facility with our Chelsea, Michigan operation, pending a firm offer from a third party at an acceptable price.

In 2006, we sold the former Capital City Press production facility in Berlin, Vermont as a result of the consolidation of the short-run journals business in early 2006.

In 2006, our Dingley Press subsidiary expanded its existing facility by 10,340 square feet to provide additional manufacturing capacity.

ITEM 3.   LEGAL PROCEEDINGS

We currently are involved in various litigation proceedings as a defendant and are from time to time involved in routine litigation. In the opinion of our management, these matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are wholly-owned by TSG Holdings Corp, a privately owned corporation. There is no public trading market for our equity securities or for those of TSG Holdings Corp. As of March 28, 2007, there were 32 holders of TSG Holdings Corp. common stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

	Successor Basis				Predecessor Basis (1)
	Year ended	Year ended	Year ended	August 21, 2003	January 1, 2003	Year ended
	December 31,	December 31,	December 31,	to December 31,	to August 20,	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2003	2002
Statement of Income Data:

Net sales	$337,540	$347,959	$287,513	$81,193	$131,904	$208,837
Gross profit	65,376	64,456	60,782	18,745	31,839	48,997
Selling and administrative expenses	40,339	39,594	37,404	12,704	23,619	32,244
Operating income	5,489	21,897	21,456	5,415	8,108	17,133
Net (loss) income	(8,343)	1,180	2,330	760	1,169	6,624

Balance Sheet Data (at end of period):

Cash and cash equivalents	$7,800	$7,962	$4,975	$9,918		$48
Property, plant and equipment, net	129,666	119,220	115,253	57,277		45,664
Total assets	291,567	300,721	299,139	202,488		99,955
Total debt and capital leases	164,915	164,904	164,894	103,641		66,003
Mandatorily redeemable preferred stock	—	—	—	—		18,192
Total stockholders’ equity (deficit)	46,688	54,996	54,065	47,760		(7,923)

Other Financial Data:

Depreciation and amortization	$18,991	$17,072	$14,593	$4,168	$4,874	$8,442
Capital expenditures	26,296	21,282	21,827	2,915	5,213	4,870

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

This discussion and analysis of our results of operations only covers the historical financial condition and results of operations of The Dingley Press since May 25, 2004, the date of the Dingley Acquisition.

Facility shutdown

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

We recorded $2.7 million of restructuring costs during 2006, related primarily to guaranteed severance payments of $1.5 million, employee health benefits of $0.7 million and other one-time costs of $0.5 million. There were no restructuring liabilities outstanding as of December 31, 2006. We estimate an additional $0.2 million of charges resulting in future cash expenditures will be charged during fiscal year 2007 related to the restructuring. Total restructuring costs, including charges of $0.4 million recorded in 2005, are projected to be $3.3 million. We also recorded non-cash charges of $2.4 million during 2006 associated with the accelerated depreciation and amortization of plant and equipment and the Capital City Press trade name, which was disposed of as a result of the shutdown. During May 2006, excess equipment at Capital City Press was sold through a public auction for cash proceeds of approximately $0.3 million, resulting in a gain of approximately $0.1 million. On August 31, 2006, the Capital City Press land and building, which had a carrying value of approximately $1.6 million, was sold, resulting in a negligible gain.

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

Internal Controls

Since 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls over financial reporting, which included contracting with outside consultants, the hiring of a Manager of Financial Controls to lead the internal audit function, along with the initiation of a Company-wide internal controls improvement project. The focus of the improvement project, and the steering committee founded to oversee the project, has been to design, implement and maintain a system of internal controls, including financial policies and procedures, sufficient to satisfy our reporting obligations as a public company. Throughout 2006, we continued to document significant processes and identify areas requiring improvement, and we are in the process of designing enhanced processes and controls to address the concerns identified. We plan to continue these initiatives as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2007.

We believe adequate resources and expertise, both internal and external, have been put in place to meet the Section 404 requirements. Though we have taken efforts to remediate existing control deficiencies by the end of 2007, there is no guarantee that our efforts will result in a management assurance, or an attestation by our independent registered public accounting firm, that the operating effectiveness and design of our internal controls are adequate.

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

•                  Goodwill and other long-lived assets;

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

Goodwill and Other Long-Lived Assets

We conduct impairment reviews of long-lived assets and goodwill in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

On an annual basis or as circumstances dictate, we review goodwill and evaluate events or other developments that may indicate impairment in the carrying amount. As of December 31, 2006, we tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was to screen for potential impairment, while the second step measured the amount of the impairment, if any. This assessment indicated that goodwill related to the Dingley Acquisition was impaired resulting in a write-down of goodwill totaling $12.8 million which was recorded during the fourth quarter of 2006. We also performed the required impairment tests of goodwill to identify whether impairment existed on December 31, 2005. No impairments were noted as a result of these tests. At December 31, 2006, we had $44.7 million in goodwill. While significant judgment is required, we believe that our estimates of fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for goodwill, which could materially affect the value of goodwill and our results of operations.

We review long-lived assets, consisting primarily of property, plant and equipment and identified intangibles subject to amortization, for impairment, pursuant to SFAS No. 144, by analyzing the future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairments were noted as a result of these tests. While significant judgment is required, we believe that our estimates of future undiscounted cash flows are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values of long-lived assets, which could materially affect the value of long-lived assets and the results of operations.

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

Results of Operations

Our business includes three reportable segments comprised of “Short–run Journals,” “Specialty Catalogs” and “Other Publications.”  Short–run Journals are primarily medical, technical, scientific or scholarly journals and related reprints with run lengths of less than 5,000 copies. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press acquired on May 25, 2004, is focused on catalog merchants that require run lengths between 300,000 and 10,000,000 copies. The Other Publications business segment is comprised of three operating segments, which produce specialty magazines, medium–run journals and short–run books.

The following tables set forth, for the periods indicated, information derived from our consolidated statements of income, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. These tables should be read in conjunction with the commentary that follows them.

Comparison of Years Ended December 31, 2006 and December 31, 2005

	Year ended December 31,		Increase (decrease)		Percent of revenue Year ended December 31,
(in thousands)	2006	2005	Dollars	Percentage	2006	2005

Net sales
Short-run journals	$92,180	$99,955	$(7,775)	(7.8)%	27.3%	28.7%
Specialty catalogs	99,060	111,846	(12,786)	(11.4)%	29.3%	32.1%
Other publications	150,497	141,643	8,854	6.3%	44.6%	40.7%
Intersegment sales elimination	(4,197)	(5,485)	1,288	23.5%	(1.2)%	(1.5)%
Total net sales	337,540	347,959	(10,419)	(3.0)%	100.0%	100.0%

Cost of sales	272,164	283,503	(11,339)	(4.0)%	80.6%	81.5%

Gross profit	65,376	64,456	920	1.4%	19.4%	18.5%

Selling and administrative expenses	40,339	39,594	745	1.9%	12.0%	11.3%
Loss on disposition of fixed assets	255	586	(331)	(56.5)%	0.1%	0.2%
Restructuring costs	2,736	429	2,307	537.8%	0.8%	0.1%
Amortization of intangibles	3,782	1,950	1,832	93.9%	1.1%	0.6%
Impairment of goodwill	12,775	—	12,775	N/A	3.8%	—
Total operating expenses	59,887	42,559	17,328	40.7%	17.7%	12.2%

Operating income
Short-run journals	10,910	12,618	(1,708)	(13.5)%	11.8%	12.6%
Specialty catalogs	(12,695)	2,599	(15,294)	(588.4)%	(12.8)%	2.3%
Other publications	9,566	8,678	888	10.2%	6.4%	6.1%
Corporate expenses	(2,292)	(1,998)	(294)	(14.7)%	N/A	N/A
Total operating income	5,489	21,897	(16,408)	(74.9)%	1.6%	6.3%

Other (income) expense
Interest expense	18,818	18,968	(150)	(0.8)%	5.6%	5.5%
Interest income	(226)	(280)	54	19.3%	(0.1)%	(0.1)%
Other, net	(316)	(407)	91	22.4%	(0.1)%	(0.1)%
Total other expense	18,276	18,281	(5)	(0.0)%	5.4%	5.3%

(Loss) income before income taxes	(12,787)	3,616	(16,403)	(453.6)%	(3.8)%	1.0%

Income tax (benefit) provision	(4,444)	2,436	(6,880)	(282.4)%	(1.3)%	0.7%

Net (loss) income	$(8,343)	$1,180	$(9,523)	(806.8)%	(2.5)%	0.3%

Net sales were $337.5 million in 2006, a $10.4 million or 3.0% decrease compared to net sales of $348.0 million for 2005, due primarily to customer attrition. Net sales for the short-run journals segment for 2006 decreased by 7.8% due mainly to planned customer attrition as a result of the shutdown of the Capital City Press facility and the transfer of publication services work to Dartmouth Journal Services, which is included in other publications. Net sales for the specialty catalogs segment decreased by 11.4% primarily due to customer attrition as well as reductions in run lengths for specific customers. Net sales for the other publications segment grew by 6.3% primarily due to new work awarded to us in the book and medium-run journal markets, as well as the transfer of publication services work as a result of the Capital City Press shutdown.

Gross profit for 2006 was $65.4 million, a $0.9 million or 1.4% increase compared to gross profit of $64.5 million for 2005. Gross margin for 2006 increased to 19.4% of net sales compared to 18.5% for 2005. The gross profit and margin increases were attributable primarily to productivity improvements, lower healthcare costs due to plan changes and the shutdown of Capital City Press, partially offset by the impact of decreased sales.

As a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press, we recorded restructuring costs of $2.7 million in 2006, a $2.3 million increase compared to restructuring costs of $0.4 million in 2005. The restructuring costs in 2006 related primarily to guaranteed severance payments of $1.5 million, employee health benefits of $0.7 million and other one-time costs of $0.5 million. The restructuring costs in 2005 related primarily to guaranteed severance payments of $0.3 million and other one-time costs of $0.1 million.

Amortization expense for 2006 was $3.8 million, a $1.8 million increase compared to amortization expense of $2.0 million for 2005. The increase in amortization expense in 2006 was due to a $1.9 million charge associated with accelerated amortization on an intangible asset, the Capital City Press trade name, which was disposed of as a result of the shutdown of Capital City Press.

In connection with our annual assessment of goodwill, we concluded that the goodwill related to the Dingley Acquisition was impaired. This resulted in a non-cash impairment charge of $12.8 million during the fourth quarter of 2006. There were no indications of impairment as a result of our annual goodwill assessment in 2005.

Operating income of $5.5 million in 2006 represented a $16.4 million or 74.9% decrease compared to operating income of $21.9 million in 2005. This decrease was due principally to the full impairment of the specialty catalogs segment goodwill related to the Dingley Acquisition and the costs associated with the shutdown of Capital City Press, partially offset by the decrease in costs associated with the compliance requirements of the Sarbanes-Oxley Act of 2002. Operating income of $10.9 million for the short-run journals segment in 2006 was $1.7 million lower than the operating income for the same period in 2005 primarily due to the accelerated amortization of intangible assets recorded in connection with the shutdown of the Capital City Press facility partially offset by the absence in 2006 of losses realized on the disposal of equipment of $0.4 million which occurred in 2005. The operating loss of $12.7 million for the specialty catalogs segment in 2006 represented a $15.3 million decline as compared to the same period last year. The impairment of goodwill, the decrease in net sales and an increase in the allowance for doubtful accounts of $1.1 million related to the liquidity concerns for a specific customer were the primary reasons for the operating income decline. These adverse impacts were partially offset by productivity improvements, lower healthcare costs due to plan changes, as well as cost containment of materials and maintenance costs. Operating income for the other publications segment increased by $0.9 million in 2006.  Increases in net sales due to growth in short-run books and medium-run journals as well as the impact of the transfer of publication services work resulting from the Capital City Press consolidation partially offset by additional operating costs were the primary reasons for the increase.

Loss before income taxes for 2006 was $12.8 million, a $16.4 million decrease as compared to income before income taxes of $3.6 million for 2005. Loss before income taxes margin for 2006 was negative 3.8%, a decrease of 4.8 margin points compared to a 1.0% margin for 2005. The decrease in income before income taxes margin for 2006 was mainly the result of the full impairment of the specialty catalogs segment goodwill related to the Dingley Acquisition, the restructuring costs and accelerated amortization expense resulting from the shutdown of the Capital City Press facility, an increase in the allowance for doubtful accounts for a specific customer in the specialty catalogs segment partially offset by productivity improvements, lower healthcare costs due to plan changes and the decrease in costs associated with the compliance requirements of the Sarbanes-Oxley Act of 2002.

Our effective income tax rate in 2006 was 34.8% compared to 67.4% in 2005. The 2006 and 2005 effective tax rates reflect the impact of apportioning the Company’s taxable income to states with unitary tax filing requirements and higher tax rates. The 2006 effective tax rate reflects a lower than expected tax benefit resulting from the impact of taxable income, despite a consolidated loss, incurred in states that do not have unitary tax filing requirements. The 2005 effective rate reflects a higher than expected tax expense resulting from the recognition of taxable income in unitary tax states with higher state rates as well as non-unitary tax filing states.

Net loss for 2006 was $8.3 million, a $9.5 million decrease from net income of $1.2 million for 2005. The decrease in net income for 2006 was principally due to the full impairment of goodwill related to the Dingley Acquisition, the restructuring costs and accelerated amortization expense resulting from the shutdown of the Capital City Press facility partially offset by cost containment efforts and the income tax benefit.

Comparison of Years Ended December 31, 2005 and December 31, 2004

	Year ended December 31,		Increase (decrease)		Percent of revenue Year ended December 31,
(in thousands)	2005	2004	Dollars	Percentage	2005	2004
Net sales
Short-run journals	$99,955	$97,277	$2,678	2.8%	28.7%	33.8%
Specialty catalogs	111,846	64,204	47,642	74.2%	32.1%	22.3%
Other publications	141,643	131,172	10,471	8.0%	40.6%	45.6%
Intersegment sales elimination	(5,485)	(5,140)	(345)	(6.7)%	(1.6)%	(1.7)%
Total net sales	347,959	287,513	60,446	21.0%	100.0%	100.0%

Cost of sales	283,503	226,731	56,772	25.0%	81.5%	78.9%

Gross profit	64,456	60,782	3,674	6.0%	18.5%	21.1%

Selling and administrative expenses	39,594	37,404	2,190	5.9%	11.4%	13.0%
Loss (gain) on disposition of fixed assets	586	(172)	758	440.7%	0.2%	0.0%
Restructuring costs	429	256	173	67.6%	0.1%	0.1%
Amortization of intangibles	1,950	1,838	112	6.1%	0.6%	0.6%
Total operating expenses	42,559	39,326	3,233	8.2%	12.2%	13.7%

Operating income
Short-run journals	12,618	13,344	(726)	(5.4)%	12.6%	13.7%
Specialty catalogs	2,599	3,483	(884)	(25.4)%	2.3%	5.4%
Other publications	8,678	6,885	1,793	26.0%	6.1%	5.2%
Corporate expenses	(1,998)	(2,256)	258	11.4%	N/A	N/A
Total operating income	21,897	21,456	441	2.1%	6.3%	7.4%

Other (income) expense
Interest expense	18,968	16,678	2,290	13.7%	5.5%	5.8%
Interest income	(280)	(183)	(97)	(53.0)%	(0.1)%	(0.1)%
Other, net	(407)	(134)	(273)	(203.7)%	(0.1)%	(0.1)%
Total other expense	18,281	16,361	1,920	11.7%	5.3%	5.6%

Income before income taxes	3,616	5,095	(1,479)	(29.0)%	1.0%	1.8%

Income tax provision	2,436	2,765	(329)	(11.9)%	0.7%	1.0%

Net income	$1,180	$2,330	$(1,150)	(49.3)%	0.3%	0.8%

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $24.3 million for 2006, an increase of $0.8 million as compared to $23.5 million for 2005. The net cash provided by operating activities for 2006 reflects a net loss of $8.3 million offset by $28.5 million of non-cash charges and favorable working capital changes of $4.1 million. The non-cash charges consisted primarily of depreciation, amortization, goodwill impairment and an increase in the reserve for doubtful accounts partially offset by a deferred tax benefit.  The working capital changes consisted primarily of decreases in accounts receivable, due mainly to the decrease in sales during 2006 as compared to 2005, and an increase in accrued expenses, due mainly to an increase in the amount of customer-owned paper inventory held by us as of December 31, 2006 as compared to December 31, 2005.

Net cash provided by operating activities was $23.5 million for 2005 compared to $22.7 million for 2004. This $0.8 million increase was primarily the result of $2.5 million of additional depreciation and amortization in 2005 as a result of the Dingley Acquisition and reductions in working capital deployed, partially offset by lower earnings.

We had cash of $7.8 million as of December 31, 2006 compared to $8.0 million as of December 31, 2005. During 2006 and 2005, we utilized cash provided by operating activities to make investments in new equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Investing Activities

Net cash used in investing activities was $24.5 million for 2006 compared to $20.3 million for 2005. This $4.2 million increase was primarily the result of a $5.0 million increase in plant and equipment purchased in the ordinary course of business and the one-time impact of insurance proceeds of $0.8 million received in 2005 as a result of a property damage claim, partially offset by proceeds from the sale of excess equipment and the Capital City Press facility in 2006 of $2.0 million.

Net cash used in investing activities was $20.3 million for 2005 compared to $85.0 million for 2004. This $64.7 million decrease was primarily the result of the abscence in 2005 of the $65.5 million of cash paid related to the Dingley Acquisition offset by $0.8 million of proceeds received from our insurer in 2005 as a result of property damage suffered in September 2004 at our manufacturing facility in Ashburn, Virginia.

Financing Activities

Net cash provided by financing activities for 2006 was negligible. Net cash used in financing activities for 2005 was $0.2 million which primarily resulted from the payment of a cash dividend.

Net cash used in financing activities for 2005 was $0.2 million which primarily resulted from the payment of a cash dividend. Net cash provided by financing activities for 2004 totaled $57.3 million and consisted of $61.2 million of proceeds from the sale of the 2004 Notes less $3.9 million of costs paid in connection with such sale in conjunction with the Dingley Acquisition.

Total debt outstanding at December 31, 2006 was $164.9 million which was unchanged as compared to $164.9 million outstanding at December 31, 2005.

Indebtedness

As of December 31, 2006, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of December 31, 2006. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

 The terms of our working capital facility are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re-borrow such advances until the May 2009 maturity date.

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Additionally, our working capital facility contains various restrictive covenants. Among other things, it prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and requires us to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) was $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the year ended December 31, 2006, our interest coverage ratio was 2.43 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $41.9 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net cash provided by operating activities	$24,336	$23,543	$22,692
Accounts receivable	(1,174)	704	1,697
Inventories	9	556	(6,658)
Other current assets	(83)	611	897
Refundable income taxes	(671)	(1,935)	1,293
Other assets	171	846	816
Accounts payable	536	(3,357)	(1,363)
Accrued expenses	(3,214)	(125)	2,877
Accrued interest	1	119	(2,604)
Other liabilities	(507)	(509)	(543)
Provision for doubtful accounts	(1,220)	(53)	(196)
Provision for inventory realizability and LIFO value	(106)	(64)	(136)
Deferred income tax benefit (expense)	7,235	269	(332)
(Loss) gain on disposition of fixed assets, net	(254)	(586)	172
Income tax (benefit) provision	(4,444)	2,436	2,765
Cash interest expense	17,215	17,201	14,989
Management fees	784	827	769
Non cash adjustments:
Purchase accounting write-up of inventory	—	—	257
Adjustments to LIFO value	51	30	30
Increase in market value of investments	120	(85)	(66)
Amortization of prepaid lease costs	83	83	83
Loss on disposition of fixed assets	317	695	1,010
Restructuring costs	2,736	429	256
Gain on sale of Fredericksburg, VA land and building, net of exit costs	—	—	(776)
The Dingley Press EBITDA from January 1, 2004 through May 24, 2004 (a)	—	—	4,327
Working Capital Facility EBITDA	$41,921	$41,635	$42,256

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for 2007 will total about $15.1 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations as of December 31, 2006:

	Remaining Payments Due by Period
			2008 to	2010 to	2012 and
(in thousands)	Total	2007	2009	2011	beyond

Long term debt, including interest (1)	$243,221	$16,913	$33,825	$192,483	$—
Operating leases	11,133	4,922	5,394	810	7
Purchase obligations (2)	12,480	11,723	757	—	—
Other long-term obligations (3)	1,164	247	451	302	164
Total	$267,998	$33,805	$40,427	$193,595	$171

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

Off-Balance Sheet Arrangements

At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2006, 2005 and 2004.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, balance sheet classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for us beginning January 1, 2007. We do not believe the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. We are currently evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. ).  SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on the process of quantifying financial statement misstatements. The interpretations in SAB 108 address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. As permitted by SAB 108, the provisions under SAB 108 will be applied in the first annual period ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in fiscal years 2006, 2005 and 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any borrowings under our working capital facility. During 2006, we did have borrowings under our working capital facility and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the year ended December 31, 2006. All of our other debt carries fixed interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholder
of the Sheridan Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in the stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of The Sheridan Group, Inc. and Subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 30, 2007

The Sheridan Group, Inc. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents	$7,800,258	$7,962,406
Accounts receivable, net of allowance for doubtful accounts of $1,951,420 and $956,612, respectively	31,150,309	33,544,025
Due from parent company	226,147	—
Inventories, net	18,957,879	19,055,266
Other current assets	4,043,345	4,125,713
Refundable income taxes	437,504	677,061
Deferred income taxes	1,803,716	1,167,836
Total current assets	64,419,158	66,532,307

Property, plant and equipment, net	129,665,739	119,219,511
Intangibles, net	42,985,424	46,549,163
Goodwill	44,697,800	56,983,043
Deferred financing costs, net	5,324,014	6,915,181
Other assets	4,474,484	4,521,350

Total assets	$291,566,619	$300,720,555

Liabilities

Current liabilities
Accounts payable	$20,502,823	$19,401,927
Accrued expenses	27,433,944	24,220,519
Total current liabilities	47,936,767	43,622,446

Notes payable	164,915,478	164,903,580
Deferred income taxes	27,909,465	33,740,457
Other liabilities	4,116,999	3,457,939
Total liabilities	244,878,709	245,724,422

Commitments and contingencies

Stockholder’s Equity

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at December 31, 2006 and 2005	—	—
Additional paid-in capital	51,010,425	50,975,800
(Accumulated deficit) retained earnings	(4,322,515)	4,020,333
Total stockholder’s equity	46,687,910	54,996,133

Total liabilities and stockholder’s equity	$291,566,619	$300,720,555

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net sales	$337,540,314	$347,958,675	$287,513,124
Cost of sales	272,164,460	283,502,625	226,730,754
Gross profit	65,375,854	64,456,050	60,782,370
Selling and administrative expenses	40,338,796	39,594,103	37,404,454
Loss (gain) on disposition of fixed assets	254,742	585,617	(172,405)
Restructuring costs	2,736,027	429,231	256,481
Amortization of intangibles	3,781,944	1,950,204	1,838,073
Impairment of goodwill	12,774,931	—	—
Total operating expenses	59,886,440	42,559,155	39,326,603
Operating income	5,489,414	21,896,895	21,455,767
Other (income) expense
Interest expense	18,818,043	18,967,623	16,678,096
Interest income	(225,759)	(280,254)	(183,296)
Other, net	(315,874)	(406,853)	(133,516)
Total other expense	18,276,410	18,280,516	16,361,284
(Loss) income before income taxes	(12,786,996)	3,616,379	5,094,483
Income tax (benefit) provision	(4,444,148)	2,436,000	2,764,851
Net (loss) income	$(8,342,848)	$1,180,379	$2,329,632

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholder’s Equity
Years Ended December 31, 2006, 2005 and 2004

				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-In	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2003	1	—	$47,000,000	$760,213	$47,760,213
Capital contribution from parent company	—	—	3,975,000	—	3,975,000
Net income	—	—	—	2,329,632	2,329,632
Balance as of December 31, 2004	1	—	50,975,000	3,089,845	54,064,845
Cash dividend	—	—	—	(249,891)	(249,891)
Capital contribution from parent company - stock options exercised	—	—	800	—	800
Net income	—	—	—	1,180,379	1,180,379
Balance as of December 31, 2005	1	—	$50,975,800	$4,020,333	$54,996,133
Capital contribution from parent company - stock options exercised	—	—	1,200	—	1,200
Income tax benefit from stock options exercised	—	—	655	—	655
Share-based compensation	—	—	32,770	—	32,770
Net loss	—	—	—	(8,342,848)	(8,342,848)
Balance as of December 31, 2006	1	—	$51,010,425	$(4,322,515)	$46,687,910

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Cash flows provided by operating actvities:
Net (loss) income	$(8,342,848)	$1,180,379	$2,329,632
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	15,209,022	15,121,343	12,755,046
Amortization of intangible assets	3,781,944	1,950,204	1,838,073
Impairment of goodwill	12,774,931	—	—
Provision for doubtful accounts	1,219,661	53,074	195,961
Provision for inventory realizability and LIFO value	106,228	63,950	136,110
Share-based compensation	32,770	—	—
Amortization of deferred financing costs and debt discount, included in interest expense	1,603,065	1,766,857	1,689,413
Deferred income tax (benefit) expense	(7,235,320)	(269,136)	332,614
Loss (gain) on disposition of fixed assets	254,742	585,617	(172,405)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	1,174,055	(704,029)	(1,697,032)
Inventories	(8,841)	(556,346)	6,657,930
Other current assets	82,368	(610,456)	(896,973)
Refundable income taxes	670,647	1,934,664	(1,292,999)
Other assets	(171,339)	(845,880)	(816,179)
Accounts payable	(535,703)	3,357,249	1,363,309
Accrued expenses	3,214,047	125,202	(2,877,309)
Accrued interest	(622)	(118,767)	2,604,371
Other liabilities	506,730	509,253	542,515
Net cash provided by operating activities	24,335,537	23,543,178	22,692,077

Cash flows used in investing activities:
Purchases of property, plant and equipment	(26,295,867)	(21,282,193)	(21,827,456)
Proceeds from sale of fixed assets	2,022,474	165,926	2,404,366
Proceeds from insurance coverage	—	809,971	—
Acquisition of business, net of cash acquired	—	—	(65,529,531)
Advances paid to parent company	(226,147)	—	—
Net cash used in investing activities	(24,499,540)	(20,306,296)	(84,952,621)

Cash flows provided by (used in) financing activities:
Borrowing of revolving line of credit	42,341,000	21,568,000	9,274,000
Repayment of revolving line of credit	(42,341,000)	(21,568,000)	(9,274,000)
Payment of deferred financing costs in connection with issuance of long term debt	—	—	(3,882,593)
Proceeds from issuance of long term debt	—	—	61,200,000
Payment of dividend	—	(249,891)	—
Proceeds from capital contribution from parent company	1,200	800	—
Realized income tax benefit from stock options exercised	655	—	—
Net cash provided by (used in) financing activities	1,855	(249,091)	57,317,407

Net (decrease) increase in cash and cash equivalents	(162,148)	2,987,791	(4,943,137)

Cash and cash equivalents at beginning of period	7,962,406	4,974,615	9,917,752

Cash and cash equivalents at end of period	$7,800,258	$7,962,406	$4,974,615

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$17,215,599	$17,319,533	$14,092,645
Income taxes, net of refunds	$2,062,831	$738,852	$3,699,852

Non-cash investing and financing activities
Asset additions in accounts payable	$2,577,331	$940,732	$2,420,474
Issuance of stock as purchase consideration	$—	$—	$3,975,000

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004

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

On August 21, 2003, the Company became a wholly-owned subsidiary of TSG Holdings Corp. (“Holdings”), when Holdings purchased 100% of the outstanding capital stock of TSG from its existing stockholders (the “Sheridan Acquisition.”) The Company funded the acquisition price and the related fees and expenses with the proceeds of the sale of $105.0 million aggregate principal amount of 10¼% Senior Secured Notes due 2011 (the “2003 Notes”) and equity investments in Holdings.

Holdings is owned 84.8% by its equity sponsors, Bruckmann, Rosser, Sherrill & Co. LLC (“BRS”) and Jefferies Capital Partners (“JCP”), and 15.2% by the management and directors of TSG.

2. Acquisition

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

The Dingley Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the Company accordingly allocated the purchase price of The Dingley Press based upon the fair value of net assets acquired and liabilities assumed. The purchase price of The Dingley Press was based on the projected business growth and future cash flows of The Dingley Press and indicated a value that was in excess of the net book value of the business, resulting in the recognition of various intangible assets (primarily customer relationships) and goodwill. The total purchase price was allocated to the acquired assets and liabilities based on their respective fair values at May 25, 2004 as follows (in thousands):

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

(Unaudited)
December 31,
(Dollars in thousands)	2004
Revenue	$324,453
Net income	$2,074

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

A rollforward of the allowance for doubtful accounts is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Balance at beginning of period	$956,612	$1,136,719	$1,089,139
Charged to expense	1,219,661	53,074	195,961
Deductions	(224,853)	(233,181)	(549,793)
Other (a)	—	—	401,412
Balance at end of period	$1,951,420	$956,612	$1,136,719

(a) Represents the opening balance in the allowance resulting from the acquisition of The Dingley Press during 2004.

Inventories

Inventories are stated at the lower of cost or market with the cost of TSP’s paper inventory and SBI’s work-in-process inventory determined by the last-in, first-out (“LIFO”) cost method. The cost of the remaining inventory (approximately 92% of inventories at December 31, 2006 and 2005, respectively) is determined using the first-in, first-out (“FIFO”) method.

Property and Equipment

Property, plant and equipment are recorded at cost, except those assets acquired through acquisitions, in which case they are recorded at fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows: 3-11 years for machinery and equipment; and 10-40 years for buildings and land improvements. Leasehold improvements are amortized over their estimated useful lives or the term of the underlying lease, whichever is shorter. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings.

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

Goodwill

The Company reviews goodwill and indefinite-lived assets at least annually for impairment. Separable intangible assets that have finite useful lives are amortized over their useful lives.

Goodwill is tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment is then measured in the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for each reporting unit. To determine the implied fair value of goodwill, the Company made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this methodology, the Company concluded that $12.8 million of the specialty catalogs segment goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2006.

Identified Intangible and Other Long-Lived Assets

Identified intangible assets, which primarily consist of customer relationships and trade names, were valued at fair value with the assistance of independent appraisers, effective with acquisitions. All long-lived assets are amortized over the estimated useful lives. The Company periodically reviews long-lived assets for impairment using undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and does not believe there is any impairment of intangible assets or other long-lived assets as of December 31, 2006 and 2005 pursuant to SFAS 144.

Deferred Financing Costs

Deferred financing costs incurred in connection with the 2003 Notes and the 2004 Notes are being amortized over the term of the related debt using the effective interest method. Deferred financing costs incurred in connection with establishing the revolving credit agreement are being amortized over the term of the agreement using the straight-line method. Accumulated amortization as of December 31, 2006 and 2005 was $5,440,381 and $3,849,214, respectively.

Accounting for Stock Based Compensation

Our parent company, TSG Holdings Corp. (“Holdings”) established the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, the Company determines fair value through internal valuations based on historical financial information and/or through a third party service provider. As of December 31, 2006, 150 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five-year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. The Company has a policy of issuing new shares to satisfy share options upon exercise.

Year ended December 31, 2006

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. This statement became effective for the Company on January 1, 2006. The Company adopted the “Modified Prospective Application” transition method which does not result in restatement of previously issued financial statements upon adoption. Awards that are granted after this date will be measured and non-cash compensation expense will be recognized in the consolidated statement of income in accordance with SFAS 123R. In addition, non-vested awards that were granted prior to the effective date of SFAS 123R also result in recognition of non-cash compensation expense after the date of adoption. The Company recognizes stock-based compensation expense ratably over the vesting periods of options, adjusted for estimated forfeitures.

For the year ended December 31, 2006, the Company recognized non-cash stock-based compensation expense of approximately $32,800 (approximately $20,300 net of taxes) which is included in selling and administrative expenses.

The Company values options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the options is an output of the option-pricing model and estimates the period of time that options are expected to remain unexercised. The Company uses historical data to estimate the timing and amount of option exercises and forfeitures. The expected volatility is calculated by averaging the 12-month volatility for five peer group companies and a small-cap index. The following summarizes the assumptions used for estimating the fair value of stock options granted during the year ended December 31, 2006:

Risk-free interest rate	4.03%-4.69%
Average expected years until exercise	5.0 years
Expected volatility	35%
Weighted-average expected volatility	35%
Dividend yield	0.0%

The following is a summary of option activity for the year December 31, 2006:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
(in thousands, except per share data and years)	Shares	Price	(in years)	Value
Options outstanding at December 31, 2005	52,400	$10.00
Granted	5,700	24.75
Exercised	(120)	10.00
Forfeited	(2,830)	10.00
Options outstanding at December 31, 2006	55,150	$11.52	7.4	$729,388

Options exercisable at December 31, 2006	14,950	$10.09	7.4	$219,185

The following is a summary of non-vested options:

		Weighted
		Average
	Number	Grant
	of	Date
	Shares	Fair Value
Nonvested options outstanding at December 31, 2005	42,280	$2.67
Granted	5,700	9.35
Vested	(5,190)	2.44
Forfeited	(2,590)	2.45
Nonvested options outstanding at December 31, 2006	40,200	$3.32

The total compensation cost related to nonvested awards not yet recognized as of December 31, 2006 is approximately $126,500 and will be recognized over a weighted average period of approximately 4.9 years.

During the year ended 2006, 120 options to purchase Holdings Common Stock were exercised and $1,200 of proceeds were received. The total intrinsic value, the difference between the exercise price and the fair value of Holdings Common Stock on the date of exercise, of options exercised during the year ended December 31, 2006, was $1,770.

Year Ended December 31, 2005

The Company used the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock options issued to employees. Accordingly, no compensation expense was recognized for stock options granted, as the exercise prices of the options were in excess of or equal to the fair value of the underlying common stock on the date of the option grants.

The following table reflects pro forma net income had the Company elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Net income as reported	$1,180,379	$2,329,632
Less: Stock-based compensation, net of tax	13,615	12,460
Pro forma net income	$1,166,764	$2,317,172

The estimated fair value of each option on the date of grant was calculated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted:

	December 31,	December 31,
	2005	2004
Risk-free interest rate	4.38%	3.95%
Average expected years until exercise	5.6 years	6.5 years
Expected volatility	0%	0%
Dividend yield	0%	0%
Weighted average fair value per share	$2.17	$2.26

Plan activity in 2005 was as follows:

Year ended
December 31,
2005
Shares under option at beginning of year	55,500
Options granted (weighted average exercise price of $10.00)	900
Options canceled (weighted average exercise price of $10.00)	(3,920)
Options exercised (exercise price of $10.00)	(80)
Shares under option at end of year	52,400

At December 31, 2005, the remaining weighted average life of the outstanding options was approximately 8 years. All options issued since plan inception were granted with an exercise price of $10.00, which equaled the fair market value of Holdings Common Stock on the date of grant. At December 31, 2005, 10,120 options were exercisable. During 2005, 80 options to purchase Holdings Common Stock were exercised and the $800 of proceeds received was contributed from Holdings to the Company.

Fair Value Information

The Company believes that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of the Company’s publicly traded debt, based on quoted market prices, was approximately $171.6 million and $169.7 million as of December 31, 2006 and 2005, respectively.

Advertising Costs

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense, included in selling and administrative expenses in the consolidated statements of operations, was approximately $379,000, $469,000 and $491,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, balance sheet classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for the Company beginning January 1, 2007. The Company does not believe the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after June 15, 2007. The Company does not believe the adoption of SFAS 158 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on the process of quantifying financial statement misstatements. The interpretations in SAB 108 address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. As permitted by SAB 108, the provisions under SAB 108 will be applied in the first annual period ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

4. Inventories

Inventories consist of the following:

	December 31,	December 31,
	2006	2005
Work-in-process	$8,966,708	$9,998,419
Raw materials (principally paper)	10,101,504	9,116,711
	19,068,212	19,115,130
Excess of current cost over LIFO inventory value	(110,333)	(59,864)
	$18,957,879	$19,055,266

The Company maintained a reserve for the realizability of inventory in the amounts of $90,796 and $95,988 for the years ended December 31, 2006 and 2005, respectively, which are included in the amounts in the table above relating to work-in-process and raw materials. A rollforward of this inventory reserve is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Balance at beginning of period	$95,988	$127,144	$72,608
Charged to expense	55,759	34,351	105,845
Deductions	(60,951)	(65,507)	(51,309)
Balance at end of period	$90,796	$95,988	$127,144

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2006	2005
Land	$4,893,202	$5,235,310
Buildings and improvements	39,880,509	39,934,420
Machinery and equipment	123,875,309	103,704,298
	168,649,020	148,874,028
Accumulated depreciation	(38,983,281)	(29,654,517)
Property, plant and equipment, net	$129,665,739	$119,219,511

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004, was $15,209,022, $15,121,343, and $12,755,046, respectively.

6. Intangible Assets

In conjunction with previous acquisitions, the Company acquired intangible assets relating to customer relationships, trade names and technology. The customer relationships, trade names and technology are being amortized using the straight-line method over their estimated useful lives as described below. Amortization expense for the years ended December 31, 2006 and 2005, related to customer relationships, trade name and technology intangible assets was $3,563,739 and $1,731,999, respectively. Amortization expense for the year ended December 31, 2006 included $1,881,962, representing the write-off of the Capital City Press trade name, which had an original value of $2,000,000, as a result of the shutdown of the Capital City Press facility.

		December 31, 2006			December 31, 2005
			Accumulated			Accumulated
	Useful Life	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	25 years	$27,800,000	$3,652,018	$24,147,982	$27,800,000	$2,540,241	$25,259,759
Trade names	40 years	20,400,000	1,706,392	18,693,608	22,400,000	1,314,430	21,085,570
Technology	5 years	300,000	156,166	143,834	300,000	96,166	203,834
		$48,500,000	$5,514,576	$42,985,424	$50,500,000	$3,950,837	$46,549,163

The Company estimates annual amortization expense related to these intangibles as follows:

Years Ended December 31,	Amortization
2007	$1,682,000
2008	1,682,000
2009	1,645,834
2010	1,622,000
2011	1,622,000
Thereafter	34,731,590
Total	$42,985,424

7. Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill at December 31, 2006 and 2005 totaled $44.7 million and $57.0 million, respectively. Goodwill resulted from the Sheridan Acquisition as a result of a stock purchase and; therefore, is not deductible for tax purposes and from the Dingley Acquisition as a result of an asset purchase and is deductible for tax purposes.

As of December 31, 2006, the initial step in the Company’s annual test for goodwill impairment indicated potential impairment in the specialty catalogs segment, as a result of declining results at TDP. The Company completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for TDP. As a result of the second step, the Company determined that the carrying value of goodwill at TDP was fully impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows:

	Short-Run	Specialty	Other
	Journals	Catalogs	Publications	Consolidated
Balance at December 31, 2004	$24,069,401	$14,333,285	$19,360,621	$57,763,307
Realization of tax goodwill benefit related to the Dingley Acquisition	—	(780,264)	—	(780,264)
Balance at December 31, 2005	$24,069,401	$13,553,021	$19,360,621	$56,983,043
Realization of tax goodwill benefit related to the Dingley Acquisition	—	(778,090)	—	(778,090)
Adjustment of deferred tax liabilities related to assets acquired in the Sheridan Acquisition	768,448	—	—	768,448
Adjustment of current tax liabilities related to assets acquired in the Sheridan Acquisition	347,000	—	—	347,000
Adjustment of other liabilities related to assets acquired in the Sheridan Acquisition	152,330	—	—	152,330
Impairment charge	—	(12,774,931)	—	(12,774,931)
Balance at December 31, 2006	$25,337,179	$—	$19,360,621	$44,697,800

8. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2006	2005
Notes and other receivables, net	$1,409,750	$1,172,148
Prepaid expenses and deposits	2,904,721	3,327,091
Non-compete agreements, net	363,875	582,080
Deferred compensation plan assets	3,750,995	3,477,251
Other	88,488	88,493
Total	8,517,829	8,647,063
Less: current portion	4,043,345	4,125,713
Long-term portion	$4,474,484	$4,521,350

Notes receivable are presented net of an allowance of $194,820 as of December 31, 2005. There were no notes receivable outstanding as of December 31, 2006. Non-compete agreements are presented net of accumulated amortization of $1,340,134 and $1,121,929 as of December 31, 2006 and 2005, respectively. Amortization expense related to the non-compete agreements (which is included in amortization of intangibles in the consolidated statements of income and cash flows) for the years ended December 31, 2006, 2005 and 2004, was $218,205, $218,205 and $178,368, respectively.

9. Notes Payable and Revolving Credit Facility

In conjunction with the Sheridan Acquisition, on August 21, 2003, the Company completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011. The carrying value of the 2003 Notes was $104.0 million and $103.9 million as of December 31, 2006 and 2005, respectively.

In conjunction with the Dingley Acquisition, on May 25, 2004, the Company completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011. The carrying value of the 2004 Notes was $60.9 million and $61.0 million as of December 31, 2006 and 2005, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Concurrent with the offering of the 2003 Notes, the Company entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrent with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at the Company’s option and mature in May 2009. Interest is payable monthly in arrears. The Company has agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, the Company has agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of December 31, 2006, the Company had no borrowings outstanding under the Revolver, had unused amounts available of $26,596,437 and had $1,895,000 in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and its subsidiaries, subject to permitted liens. The Revolver contains various covenants including provisions that prohibit the Company from incurring and prepaying other indebtedness and places restrictions on the Company’s ability to pay dividends. It also requires the Company to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). The Company has complied with all of the restrictive covenants as of December 31, 2006.

In an event of default, all principal and interest due under the Revolver shall be immediately due and payable.

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2006	2005
Payroll and related expenses	$4,674,621	$5,508,232
Profit sharing accrual	2,226,696	2,219,059
Accrued interest	6,375,204	6,375,826
Customer prepayments	7,182,562	3,670,677
Deferred revenue	1,333,852	1,515,840
Self-insured health and worker’s compensation accrual	2,728,251	3,075,622
Other	2,912,758	1,855,263
	$27,433,944	$24,220,519

11. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2006	2005
Non-compete agreements	$785,238	$971,327
Deferred compensation	3,228,927	2,394,894
Other	102,834	91,718
Total	$4,116,999	$3,457,939

12. Income Taxes

The components of the income tax (benefit) provision are as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
Current
Federal	$2,066,843	$2,151,489	$1,819,044
State	724,329	553,647	613,193
	2,791,172	2,705,136	2,432,237
Deferred
Federal	(6,570,263)	(1,173,117)	(45,795)
State	(665,057)	903,981	378,409
	(7,235,320)	(269,136)	332,614
	$(4,444,148)	$2,436,000	$2,764,851

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2006	2005
Deferred tax assets
Incentive and vacation accrual	$1,434,550	$1,156,191
Bad debt reserve	725,715	435,811
Self insurance accrual	689,402	553,939
Intangible assets	645,901	607,128
Amortization of financing costs	485,979	425,981
Inventory-additional costs capitalized for tax	225,165	220,918
Net operating loss carryforwards-Federal	319,012	420,791
Net operating loss carryforwards-States	868,690	691,603
Fixed asset basis related to state disallowance of bonus depreciation	148,434	227,177
Goodwill	4,504,641	—
Other	59,462	44,677
Valuation allowance	(1,205,168)	(978,482)
Total deferred tax assets	8,901,783	3,805,734
Deferred tax liabilities
Intangible assets	16,656,287	18,273,862
Inventory basis difference	275,729	277,078
Property and equipment	16,877,091	16,539,330
Land	1,048,297	1,112,861
Prepaid insurance	150,128	175,224
Total deferred tax liabilities	35,007,532	36,378,355
Net deferred tax liabilities	$26,105,749	$32,572,621

	December 31,	December 31,
	2006	2005
Included in the balance sheet
Noncurrent deferred tax liabilities in excess of assets	$27,909,465	$33,740,457
Current deferred tax assets in excess of liabilities	1,803,716	1,167,836
Net deferred tax liability	$26,105,749	$32,572,621

As a result of the impairment of tax deductible goodwill related to the Dingley Acquisition, deferred tax assets were increased by approximately $4.7 million to record the future tax benefit.

In accordance with FAS 109, “Accounting for Income Taxes”, the Company will realize a tax benefit associated with the amount of tax goodwill in excess of book goodwill associated with the Dingley Acquisition. The Company will only recognize the benefit when realized on future tax returns and will apply the benefit first to reduce book goodwill associated with the acquisition to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and third to reduce income tax expense. During 2006 and 2005, the Company realized a tax benefit of $0.8 million and $0.8 million, respectively, associated with the realization of tax deductible goodwill in excess of book goodwill. Such amount has been recorded as a reduction to book goodwill for the years ending December 31, 2006 and 2005 (see Note 7). During 2006, deferred tax liabilities were increased by $0.8 million to correct an immaterial error that existed as of the Sheridan Acquisition date with a corresponding increase to book goodwill for the year ending December 31, 2006 (see Note 7.)

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

At December 31, 2006 and 2005, the Company had U.S. Federal net operating loss (“NOL”) deduction carryforwards of approximately $938,000 and $1,238,000, respectively, attributable to one of its subsidiaries. The remaining Federal NOLs as of December 31, 2006 are subject to limitations which allow for approximately $299,000 of NOLs to be available for use each year. The Company’s Federal NOLs will expire approximately as follows:

Amount of Regular	Year of
Net Operating Loss	Expiration
85,000	2009
674,000	2010
179,000	2012

As of December 31, 2006 and 2005, the Company had state NOLs with a tax effected value of approximately $869,000 and $692,000, respectively, in various jurisdictions, which begin to expire in 2008. Management has determined that a valuation allowance is needed for approximately $853,000 and $623,000 as of December 31, 2006 and 2005, respectively, against net operating losses in State jurisdictions without sufficient prior earnings.

The Company utilized NOLs against Federal and State taxable income, which reduced tax expense for 2006 by approximately $102,000.

The Company has also determined that valuation allowances of approximately $352,000 and $355,000 as of December 31, 2006 and 2005, respectively, are needed for a deferred tax asset relating to transaction costs from the Sheridan Acquisition which is deductible for tax purposes upon sale of the Company. Given the indefinite timing of this reversal, a valuation allowance was established.

The Company has provided for contingencies related to income taxes in accordance with SFAS No. 5. At December 31, 2006 and December 31, 2005, the Company has reserves of approximately $616,000 and $559,000, respectively, related to transaction costs for the Sheridan Acquisition. In analyzing the need for the provision of tax contingency reserves, including interest, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions.

A rollforward of the Company’s valuation allowance is as follows:

	Year Ended	Year Ended	Year ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Balance at beginning of period	$978,482	$669,180	$1,870,660

Charged to expense	226,686	309,302	319,551

Reductions	—	—	(1,223,505)

Other, net	—	—	(297,526)

Balance at end of period	$1,205,168	$978,482	$669,180

The Company’s income tax provision differs from taxes computed using the U.S. Federal statutory tax rate as follows:

	Years ended	Years ended	Years ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Income before income taxes	$(12,786,996)	$3,616,379	$5,094,483

U.S. Federal statutory tax rate	$(4,347,579)	$1,229,569	$1,732,125
Increase (decrease) in tax expense resulting from
Tax reserves	57,039	31,620	21,957
Non-deductible meals and entertainment	67,485	79,459	82,218
Change in valuation allowance	226,686	309,302	319,551
State income taxes, net of U.S. Federal income tax benefit	(137,730)	168,352	(91,584)
Change in state tax apportionment and rates	(275,872)	780,198	554,080
Domestic production activity deduction	(41,060)	(65,179)	—
Other, net	6,883	(97,321)	146,504
Income tax provision	$(4,444,148)	$2,436,000	$2,764,851

During 2006, the Company reported a decrease in its deferred State tax provision of approximately $276,000 to properly reflect the lower anticipated State effective income tax rates due to decreased apportionment of the Company’s taxable income to states with high tax rates. During 2005, the Company reported an increase in its deferred State tax provision of approximately $780,000 to properly reflect higher anticipated State effective income taxes due primarily to increased apportionment of the Company’s taxable income to states with unitary filing requirements and other high tax states.

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Company realized a benefit of approximately $41,000 and $65,000 from the deduction associated with domestic production activities in 2006 and 2005, respectively. This special deduction is 3% of qualifying income for years 2005 and 2006, 6% in years 2007 through 2009 and 9% thereafter.

13. Commitments

In February 1998, the Company entered into an employment agreement with its former Chairman of the Board.

This agreement includes a 10 year non-compete arrangement, which expires in 2008. The liability for this agreement is to be paid out in increments increasing from $126,000 to $151,200 per year, over 15 years. Included in other liabilities as of December 31, 2006 is approximately $640,000 related to the net present value of the obligation under this agreement.

In May 2004, the Company entered into an employment agreement with the Chairman of The Dingley Press. This agreement includes a 5 year non-compete arrangement, which expires in 2009. The liability for this agreement is to be paid out in increments of $108,000 per year over 5 years. Included in other liabilities as of December 31, 2006 is approximately $145,000 related to the net present value of the obligation under the agreement.

The Company leases warehouse, plant and office space, printing equipment, computer equipment and delivery equipment under non-cancelable operating leases. Rental expense relating to these leases was approximately $5,208,000, $5,441,000 and $4,806,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 approximate minimum future rental payments under non-cancelable operating leases are as follows:

Years Ended December 31,
2007	4,922,000
2008	3,436,000
2009	1,958,000
2010	579,000
2011	231,000
Thereafter	7,000
Total	$11,133,000

In exchange for certain pricing arrangements, the Company has entered into agreements to purchase consumable raw materials. The Company has also entered into agreements to acquire additional plant and equipment. As of December 31, 2006, approximate future payments related to these agreements are as follows:

	Raw	Plant and
Years Ended December 31,	materials	equipment
2007	$2,856,000	$8,867,000
2008	377,000	9,000
2009	371,000	—
2010	—	—
2011	—	—
Thereafter	—	—
Total	$3,604,000	$8,876,000

14. Employee Benefit Plans

The Company sponsors a 401(k) retirement plan (the “Plan”). The Company determines annual discretionary contributions to the Plans. Contributions of approximately $3,067,000, $2,886,000 and $2,103,000 were charged to operations for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company maintains a non-qualified deferred compensation plan for certain employees which allows participants to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis and which allows for make-whole contributions for participants whose pre-tax deferrals are limited under the Company’s 401(k) Plan and other discretionary contributions. Employee and Company contributions are maintained in an irrevocable trust. Legally, the assets remain those of the Company; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The employee has no right to assign or transfer contractual rights in the trust. The participants are fully vested in their compensation deferred; however, the make-whole contributions and any employer discretionary contributions are subject to vesting requirements. The Company accounts for the plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2006 and 2005, the Company recorded a deferred compensation liability of approximately $3,229,000 and $2,395,000, respectively, in other non-current liabilities in the accompanying consolidated balance sheets. The change in the deferred compensation obligation related to changes in the fair value of the vested diversified assets held in trust is recorded in accordance with SFAS 115 as income (loss) in compensation expense with an offsetting entry to other income (loss), respectively. The diversified assets held in trust were approximately $3,751,000 and $3,477,000 as of

December 31, 2006 and 2005, respectively, and are recorded at their fair value, based on quoted market prices, in other non-current assets on the accompanying consolidated balance sheets.

During the fourth quarter of 2006, the Company recorded an adjustment to the deferred compensation liability of approximately $0.6 million to correct an immaterial error in the deferred compensation liability as of December 31, 2006. Of this amount, approximately $0.4 million was charged to selling and administrative expense and approximately $0.2 million was recorded as additional goodwill to reflect the liability that existed as of the date of the Sheridan Acquisition.

15. Related Party Transactions

In connection with the Sheridan Acquisition, the Company entered into a 10 year management agreement with BRS and JCP. The management fee is equal to the greater of $500,000 or 2% of earnings before interest, taxes depreciation and amortization (as defined in the management agreement), plus reasonable out-of-pocket expenses. The Company incurred and paid approximately $784,000, $827,000 and $769,000 in such fees for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006, the Company advanced $226,147 to its sole shareholder, Holdings, to fund due diligence efforts related to a potential acquisition by Holdings. The Company anticipates that this advance will be repaid during 2007.

J. M. Dryden Hall, Jr., a member of the Company’s board of directors, previously served the Company as legal counsel. Fees paid to Mr. Hall for the years ended December 31, 2005 and 2004, were approximately $50,000 and $56,000, respectively. Effective January 1, 2006, Mr. Hall no longer served as legal counsel to the Company.

16. Contingencies

The Company is party to legal actions as a result of various claims arising in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

17. Business Segments

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

The Company had one customer which accounted for 12.0% and 13.6 % of consolidated net sales for the years ended December 31, 2006 and 2005, respectively. Net sales for this customer are reported in the Specialty Catalogs segment. The Company had another customer which accounted for 10.3% of consolidated net sales for the year ended December 31, 2006. Net sales for this customer are reported in both the Short-run Journals and Other Publications segments.

The following table provides segment information for continuing operations (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net sales
Short-run journals	$92,180	$99,955	$97,277
Specialty catalogs	99,060	111,846	64,204
Other publications	150,497	141,643	131,172
Intersegment eliminations	(4,197)	(5,485)	(5,140)
Consolidated total	$337,540	$347,959	$287,513

Operating income (loss)
Short-run journals	$10,910	$12,618	$13,344
Specialty catalogs	(12,695)	2,599	3,483
Other publications	9,566	8,678	6,885
Corporate	(2,292)	(1,998)	(2,256)
Consolidated total	$5,489	$21,897	$21,456

Assets
Short-run journals	$102,140	$98,535	$94,442
Specialty catalogs	69,335	85,633	88,147
Other publications	118,911	113,722	112,348
Corporate	1,181	2,831	4,202
Consolidated total	$291,567	$300,721	$299,139

Depreciation and amortization
Short-run journals	$6,182	$4,796	$4,604
Specialty catalogs	5,777	5,785	3,424
Other publications	6,803	6,281	6,399
Corporate	229	210	166
Consolidated total	$18,991	$17,072	$14,593

Capital expenditures
Short-run journals	$6,304	$8,992	$4,583
Specialty catalogs	3,959	3,552	5,815
Other publications	16,008	8,522	11,122
Corporate	25	216	307
Consolidated total	$26,296	$21,282	$21,827

Goodwill
Short-run journals	$25,337	$24,069	$24,069
Specialty catalogs	—	13,553	14,333
Other publications	19,361	19,361	19,361
Consolidated total	$44,698	$56,983	$57,763

Intangible assets
Short-run journals	$23,720	$26,507	$27,463
Specialty catalogs	3,026	3,208	3,390
Other publications	16,239	16,834	17,428
Consolidated total	$42,985	$46,549	$48,281

18. Restructuring and Other Exit Costs

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

The Company recorded $2.7 million of restructuring costs during 2006, related primarily to guaranteed severance payments of $1.5 million, employee health benefits of $0.7 million and other one-time costs of $0.5 million. There were no restructuring liabilities outstanding as of December 31, 2006. The Company estimates an additional $0.2 million of charges resulting in future cash expenditures will be charged during fiscal year 2007 related to the restructuring. Total restructuring costs, including charges of $0.4 million recorded in 2005, are projected to be $3.3 million. The Company also recorded non-cash charges of $2.4 million during 2006 associated with the accelerated depreciation and amortization of plant and equipment and the Capital City Press trade name, which was disposed of as a result of the shutdown. During May 2006, excess equipment at Capital City Press was sold through a public auction for cash proceeds of approximately $0.3 million, resulting in a gain of approximately $0.1 million. On August 31, 2006, the Capital City Press land and building, which had a carrying value of approximately $1.6 million, was sold, resulting in a negligible gain.

In connection with the shutdown of Capital City Press, the Company transferred certain tangible assets, primarily production equipment, to our other subsidiaries. The Company also transferred intangible assets, which consisted of goodwill and customer relationships, to The Sheridan Press. The tangible and intangible assets were transferred at carryover, historical cost basis since the transfers took place between entities under common control.

On August 31, 2005 the Company announced plans to reduce the scope of its Publications Services operation at Capital City Press and eliminate approximately 35 positions involved with composition and graphics work and also lay off about 10 printing operations employees due to a reduced volume of printing work. In connection with these layoffs, the Company recorded approximately $74,000 of restructuring costs in 2005, primarily related to severance payments. The Company also incurred a charge of approximately $70,000, included in cost of sales, in 2005 related to the write-off of equipment.

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

19. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Net sales	$86,150	$80,751	$84,241	$86,398
Gross profit	14,148	16,351	17,765	17,112
Operating (loss) income	(380)	5,612	7,423	(7,166)
Net (loss) income	$(2,555)	$525	$1,607	$(7,920)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Net sales	$84,995	$84,124	$87,403	$91,437
Gross profit	16,326	15,302	16,534	16,294
Operating income	5,762	4,785	5,780	5,570
Net income	$469	$91	$498	$122

The results for the first quarter of 2006 reflect the impact of the restructuring charges in connection with the shutdown of CCP (see Note 18.)  The results for the fourth quarter of 2006 reflect the impact of the full impairment of goodwill at TDP (see Note 7.)

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

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are a wholly-owned subsidiary of TSG Holdings Corp., whose stockholders include affiliates of Bruckmann, Rosser, Sherrill & Co., LLC and Jefferies Capital Partners, and members of our senior management.

Our Equity Sponsors

Bruckmann, Rosser, Sherrill & Co., LLC, or BRS, is a New York-based private equity investment firm with about $1.2 billion under management. BRS was founded in 1995 and has since invested in approximately 40 companies in the following industries: restaurants, consumer goods, specialty retail, recreation/leisure, apparel, home furnishings, industrial and commercial services (including equipment rental), commercial equipment manufacturing, wholesale distribution and healthcare services. BRS and its affiliates are collectively referred to as “BRS.”

Jefferies Capital Partners, or JCP, is a New York-based private equity investment firm with over $1.0 billion in equity commitments under management. Since 1994, JCP’s professionals have invested in approximately 50 companies in a variety of industries. JCP focuses on partnering with entrepreneurs and management teams in industries in which JCP has expertise. JCP invests in management buyouts, recapitalizations, industry consolidations and growth equity. JCP and its affiliates are collectively referred to as “JCP.”

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
John A. Saxton	57	President and Chief Executive Officer and Director
Robert M. Jakobe	53	Executive Vice President and Chief Financial Officer and Secretary
Douglas R. Ehmann	50	Vice President and Chief Technology Officer
Dale A. Tepp	50	Vice President—Human Resources
Joan B. Davidson	45	Group President—Sheridan Publication Services
Patricia A. Stricker	42	President and Chief Operating Officer—The Sheridan Press, Inc. (“TSP”)
Gary J. Kittredge	56	President and Chief Operating Officer—Dartmouth Printing Company (“DPC”) and Dartmouth Journal Services (“DJS”)
Robert M. Moore	41	President and Chief Operating Officer—The Dingley Press, Inc. (“TDP”)
Michael J. Seagram	50	President and Chief Operating Officer—Sheridan Books, Inc. (“SBI”)
J. Kenneth Garner	53	President and Chief Operating Officer—United Litho, Inc. (“ULI”)
G. Paul Bozuwa	46	Vice President—Global Business Development
Christopher A. Pierce	58	Chairman—The Dingley Press, Inc. (“TDP”)
Thomas J. Baldwin	48	Director
Nicholas Daraviras	33	Director
Craig H. Deery	59	Director
Gary T. DiCamillo	56	Director
J. Rice Edmonds	36	Director
J. M. Dryden Hall, Jr.	73	Director
James L. Luikart	61	Director
Nicholas R. Sheppard	32	Director
George A. Whaling	70	Director

The table above provides a current list of our executive officers and their respective current positions. Effective January 1, 2007, the following organizational changes were implemented.  Mr. Jakobe became Executive Vice President and Chief Financial Officer and Secretary of TSG, Ms. Stricker became President and Chief Operating Officer of TSP, Ms. Davidson became Group President, Sheridan Publication Services, and Mr. Bozuwa became Vice President, Global Business Development.  The new titles are used in the following biographies.

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

Robert M. Jakobe, Executive Vice President and Chief Financial Officer and Secretary. Mr. Jakobe joined us in 1994 and effective January 1, 2007, Mr. Jakobe began serving as Executive Vice President and Chief Financial Officer and Secretary of TSG. Mr. Jakobe served as our Vice President and Chief Financial Officer through 2006. Prior to joining us, he worked at various positions within The Procter & Gamble Company, most recently serving as Division Comptroller and Vice President of Finance for the Noxell Corporation. Mr. Jakobe holds a B.A. from the University of Notre Dame.

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

Dale A. Tepp, Vice President—Human Resources. Ms. Tepp joined us in September 2006 as Vice President, Human Resources.  Prior to joining us, she worked in various Human Resources positions with Great Northern Nekoosa Corporation, Georgia-Pacific Corporation, Color-Box and Cenveo, most recently serving as Executive Director of Human Resources.  She holds a B.S. degree from the University of Wisconsin.

Joan B. Davidson, Group President—Sheridan Publication Services.  Ms. Davidson joined us in 1995, and effective January 1, 2007, began serving as Group President, Sheridan Publication Services. Ms. Davidson served as President and Chief Operating Officer of TSP from 1996 through 2006. From 1995 to 1996, she served as Finance Manager of TSP. Prior to joining us; Ms. Davidson worked in various positions in the marketing and finance departments of The Procter & Gamble Company, most recently serving as a Finance Manager. Ms. Davidson is active in the industry as Chairman of the National Association for Printing Leadership and as past Secretary and past Treasurer of the Print and Graphic Scholarship Foundation of the Graphic Arts. She is a member of the National Association for Printing Leadership’s Walter E. Soderstrom Society. Ms. Davidson holds a B.S. from the College of Notre Dame of Maryland and an M.B.A. from Loyola College in Maryland.

Patricia A. Stricker, President and Chief Operating Officer—TSP. Ms. Stricker joined us in 1998 and effective January 1, 2007, began serving as President and Chief Operating Officer of TSP.  Ms. Stricker served as Vice President, Operations and Human Resources for TSG from January 2003 through 2006. From 2000 to 2003, she served as President of SBI. Ms. Stricker served as our Vice President, Corporate Development from 1999 to 2000, and as our Projects Manager from 1998 to 1999. Prior to joining us, Ms. Stricker held various positions at General Physics Corporation, most recently serving as Vice President, Finance and Administration. She holds a B.A. from the College of Notre Dame of Maryland.

Ms. Stricker, President and Chief Operating Officer of TSP, and Ms. Davidson, Group President, Sheridan Publication  Services, are sisters.

Gary J. Kittredge, President and Chief Operating Officer—DPC and DJS.  Mr. Kittredge joined us in 2000, and effective April 1, 2006 began serving as President and Chief Operating Officer of DPC and DJS. From 2002 to 2006, he served as President and Chief Operating Officer of CCP. From 2000 to 2002, he served as Executive Vice President of CCP. Prior to joining us, Mr. Kittredge was the General Manager and Vice President of Manufacturing for IPD Printing. Prior to that, he served as a Business Unit Manager and Manager of Technical Development of Litho-Krome Co., a subsidiary of Hallmark Cards, Incorporated. Mr. Kittredge is a member of the Board of Directors of the Printing Industry of New England. He holds a B.S. and an M.S. from Rochester Institute of Technology.

Robert M. Moore, President and Chief Operating Officer—TDP. Mr. Moore joined us in 2000, and since April 1, 2006 has served as President and Chief Operating Officer of TDP. From 2003 to 2006, he served as President and Chief Operating Officer of SBI. From November 2001 to January 2003, he served as Vice President of Finance of SBI, and, from 2000 to November 2001, Mr. Moore served as Director of Finance of SBI. Prior to joining us, Mr. Moore held several positions at The Procter & Gamble Company, most recently serving as Assistant Brand Manager, New Business Development from 1999 to 2000. He served as Finance Manager, Commercial Products Group from 1998 to 1999 and as Manager, Profit Forecasting for the Food and Beverage Sector from 1997 to 1998. Mr. Moore holds a B.A. from the University of Cincinnati.

Michael J. Seagram, President and Chief Operating Officer—SBI. Mr. Seagram joined us in 2003, and since April 1, 2006 has served as President and Chief Operating Officer of SBI. From 2003 to 2006, he served as Vice President of Sales and Marketing of SBI. Before joining SBI, Mr. Seagram was Owner and President of Aristoplay, Ltd., a publisher of children’s games, from 1997 to 2003. He was also the Owner and President of the marketing firm, Seagram & Singer, Inc. from 1986 to 1998. Mr. Seagram holds a B.S. from Wayne State University.

J. Kenneth Garner, President and Chief Operating Officer—ULI. Mr. Garner joined us in 1975 and has served as President and Chief Operating Officer of ULI since 1994. From 1985 to 1993, he served as Executive Vice President and Chief Operating Officer of ULI. Mr. Garner is very active in industry affairs and is a past Chairman of the National Association for Printing Leadership (“NAPL”), a member of the Walter E. Soderstrom Society and the recipient of the 2002 Soderstrom Award. He is a former chairman of the Graphic Arts Education & Research Foundation, Environmental Conservation Board, and the Printing Industries of America’s (“PIA’s”) Executive Development Committee. He is a former director of the Graphic Arts Show Company and the Printing Industries of Virginia. He is a current director for the Virginia Printing Foundation. Mr. Garner holds a B.A. from Randolph-Macon College.

G. Paul Bozuwa, Vice President—Global Business Development. Mr. Bozuwa joined us in 1991 and effective January 1, 2007, Mr. Bozuwa began serving as Vice President, Global Business Development.  Mr. Bozuwa served as President of DJS from 2002 to 2006.  From 1995 to 2002, Mr. Bozuwa served as President and Chief Operating Officer of CCP. From 1991 to 1995, he served as Chief Financial Officer of CCP. Mr. Bozuwa is active in industry affairs serving as Chair of the task force on Science, Journals, Poverty and Human Development, past Chairman of the Finance Committee and past Treasurer of the Council of Science Editors. Prior to joining us, he was an Associate of Kearsarge Ventures, a venture fund, from 1989 to 1991. Mr. Bozuwa holds a B.A. from Dartmouth College and an M.B.A. from the University of New Hampshire.

Christopher A. Pierce—Chairman—TDP. Mr. Pierce joined us in May 2004, upon the consummation of the Dingley Acquisition, and since April 1, 2006, has served as Chairman of TDP. From 2004 to 2006, he served as President and Chief Operating Officer of TDP. From 1980 to the time of the Dingley Acquisition, Mr. Pierce served as President of The Dingley Press. Mr. Pierce holds a B.A. from Bowdoin College.

Thomas J. Baldwin, Director. Mr. Baldwin has been a member of our board of directors since 2003.  Mr. Baldwin is a Managing Director of BRS. He joined BRS in 2000. From 1995 to 2000, Mr. Baldwin was a Principal at PB Ventures, Inc. From 1988 to 1995, he served as Vice President and then Managing Director of The INVUS Group, Ltd., a private equity investment firm. Prior to that he was a consultant with the Boston Consulting Group, a strategy consulting firm. Mr. Baldwin holds a B.B.A. from Siena College and an M.B.A. from Harvard Business School. Mr. Baldwin is also a director of Eurofresh, Inc., Lazy Days, Inc. and Totes Isotoner Corporation.

Nicholas Daraviras, Director. Mr. Daraviras has been a member of our board of directors since August 2003.  Mr. Daraviras is a Managing Director of JCP. Mr. Daraviras joined JCP in 1996. Mr. Daraviras holds a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Daraviras also serves as a director of Edgen Corp. and various private companies in which JCP has an interest.

Craig H. Deery, Director. Mr. Deery has been a member of our board of directors since August 2003.  He was also member of our board of directors from 1998 through early 2002.  Mr. Deery was a Managing Director of JCP from 2002 to 2003. He previously served as a member of our board of directors from 1995 to 2001. From 1987 to 2002, Mr. Deery was a Managing Director at BancBoston Capital, where he served on the management committee of BancBoston Capital. While at BancBoston Capital, Mr. Deery supervised a direct investment portfolio of $500 million, including mezzanine securities and equity as a minority, co-invest, and control investor. Prior to 1987, Mr. Deery spent fifteen years at BancBoston, serving as a team leader in domestic lending and as Senior Credit Officer and Chairman of the Credit Committee of BancBoston Australia, Ltd. Mr. Deery holds a B.A. from Bucknell University and an M.B.A. from New York University. Mr. Deery is also a director of First Ipswich Bancorp.

Gary T. DiCamillo, Director. Mr. DiCamillo has been a member of our board of directors since 1989. Mr. DiCamillo has served as President and Chief Executive Officer of American Crystal, Inc. in Dedham, Massachusetts since 2005. From 2002 to 2005, Mr. DiCamillo served as President, Chief Executive Officer, and Director of TAC Worldwide Companies. From 1995 to 2002, he was Chairman and Chief Executive Officer of Polaroid Corporation and from 1993 to 1995 he was President of Worldwide Power Tools for Black & Decker Corporation. Mr. DiCamillo holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. DiCamillo is also a director of Pella Corporation, 3Com Corporation and Whirlpool Corporation.

J. Rice Edmonds, Director. Mr. Edmonds has been a member of our board of directors since 2003.  Mr. Edmonds is a Managing Director at BRS. He joined BRS in 1996. From 1993 to 1996, he worked in the high yield finance group of Bankers Trust. Mr. Edmonds holds a B.S. from the University of Virginia McIntire School of Commerce and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Edmonds is also a director of McCormick & Schmick Restaurant Corporation, Town Sports International, Inc. and several private companies in which BRS has an interest.

J. M. Dryden Hall, Jr., Director. Mr. Hall has been a member of our board of directors since 1967. Mr. Hall formed and has been the principal in the law firm of J.M.D. Hall, Jr., P.A. and its predecessors in Baltimore, Maryland since 1962. Mr. Hall holds a B.A. from Johns Hopkins University and an L.L.B. from New York University Law School.

James L. Luikart, Director. Mr. Luikart has been a member of our board of directors since 2003.  Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1994 after spending over twenty years with Citicorp, the last seven years of which were as a Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart holds a B.A. from Yale University and an M.I.A. from Columbia University. Mr. Luikart also serves as a director of W & T Offshore, Inc., Edgen Corp. and various private companies in which JCP has an interest.

Nicholas R. Sheppard, Director. Mr. Sheppard has been a member of our board of directors since 2003.  Mr. Sheppard is a Vice President at BRS. He joined BRS in 2000. From 1997 to 2000, he worked as a Consultant in the London and New York offices of Marakon Associates, a strategy consulting firm. Mr. Sheppard is a graduate of the London School of Economics. Mr. Sheppard is a director of Penhall International, Inc.

George A. Whaling, Director. Mr. Whaling has been a member of our board of directors since 1998 and is Chairman of Kingston Capital Corporation in New York. From 1980 to 1997, he was Chairman and owner of the Petty Printing Company, a commercial web printer. Mr. Whaling holds a B.A. from Colgate University and is a Trustee and Director of Colgate University, Chairman of the Hamilton Initiative LLC, on the board of directors of the Burr & Burton Academy in Manchester, VT, and a director of Augusta Glenn Partners, LLC.

Board Composition and Director Independence

The securities holders agreement among BRS, JCP and the other stockholders of TSG Holdings Corp. provides that TSG Holdings Corp.’s and our board of directors will consist of ten members, including four designees of BRS (who currently are Messrs. Baldwin, DiCamillo, Edmonds and Sheppard), four designees of JCP (who currently are Messrs. Daraviras, Deery, Luikart and Whaling) and two directors jointly designated by both BRS and JCP (who currently are Messrs. Hall and Saxton). Pursuant to the securities holders agreement, we may not take certain significant actions without the approval of each of BRS and JCP.   Although our securities are not listed on the New York Stock Exchange, for purposes of this item we have adopted the definition of “independence” applicable under the listing standards of the New York Stock Exchange.  Using such definition, the board of directors has determined that each of Messrs. DiCamillo, Hall and Whaling is independent.  If we were listed on the New York Stock Exchange, we would be exempt from certain independence requirements with respect to our board of directors and board committees under the “controlled company” exemption.  See Part III, Item 13, “Certain Relationships and Related Transactions—Securities Holders Agreement.”

Audit Committee

The board of directors has an audit committee. The audit committee consists of Messrs. Daraviras, DiCamillo, Edmonds, Hall and Whaling. The audit committee reviews our financial statements and accounting practices, selects our independent registered public accounting firm and oversees our internal audit function. The responsibilities of the Audit Committee are defined in a charter, which has been approved by the Board of Directors. In carrying out their responsibilities, the Committee has reviewed and discussed the Company’s audited financial statements with management, and it has discussed the matters which are required to be discussed by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees), with the Company’s Independent Registered Public Accounting Firm. In addition, the Committee has reviewed the written disclosures required by Independence Standards Board Standard No. 1, which were received from the Company’s Independent Registered Public Accounting Firm, and has discussed the Independent Registered Public Accounting Firm’s independence with them. The Audit Committee has reviewed the fees of the Independent Registered Public Accounting Firm for non-audit services and believes that such fees are compatible with the independence of the Independent Registered Public Accounting Firm.

Based on these reviews and discussions, the Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

ITEM 11.          EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and certain other executive officers (collectively, the named executive officers) for 2006 (as presented in the tables which follow this CD&A).

Compensation Committee

The board of directors has a compensation committee. The compensation committee consists of three members, Messrs. Baldwin, Deery and Luikart. The compensation committee has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The role of the compensation committee is to make recommendations to our board of directors concerning salaries, incentive compensation and employee benefit programs. The compensation committee reviews and approves employment agreements and compensation programs or benefit plans for all of our executive officers, including the named executive officers, and certain other management employees. The compensation committee periodically compares our executive compensation levels with those of companies with which we believe that we compete in recruitment and retention of senior executives. The compensation committee also reviews and makes recommendations with respect to succession planning and management development. The CEO recommends changes in compensation for his direct reports to the compensation committee for approval. The compensation committee recommends changes in compensation for the CEO to the full board for approval.

Compensation Philosophy and Objectives

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

Setting Executive Compensation

Based on the foregoing philosophy, the company’s annual and long-term incentive-based cash and non-cash executive compensation has been structured to (a) pay competitive levels of compensation in order to attract and retain qualified executives, (b) motivate executives to achieve the short-term and long-term business goals set by the Company and reward the executives for achieving such goals and (c) reward long-term Company performance. The Company competes with many larger companies for top executive-level talent.  Competitors include RR Donnelley, Quebecor, Cenveo (previously Cadmus), Quad Graphics, Edwards Brothers, and numerous other printing companies. We consider these our primary competitors because we compete against these companies in each of our market segments. Accordingly, the base salary for executive-level talent is generally set at the 50th percentile of compensation paid to similarly situated executives at these larger corporations. Variations to this objective may occur as dictated by the experience level of the individual and market factors. A significant percentage of total compensation is allocated to incentive compensation. However, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, market data, internal equity and performance are the factors considered in determining the appropriate level and mix of incentive compensation.

2006 Executive Compensation Components

For the fiscal year ending December 31, 2006, the principal components of compensation for named executive officers were:

•                  Base salary;

•                  Non-equity annual incentive compensation;

•                  Stock-based incentive compensation;

•                  Non-qualified deferred compensation program; and

•                  Perquisites and other benefits.

The Company has also entered into employment agreements and/or change in control arrangements with all of the named executive officers. In addition to the compensation components listed above, these agreements provide for post-employment severance payments and benefits in the event of a termination of employment under certain circumstances.  The terms of these agreements are described in more detail below (see the section entitled “Potential Payments on Termination or a Change in Control”). The Company believes that these agreements provide an incentive to the named executive officers to remain with the Company and serve to align the interest of the executives and the stockholders in the event of a potential acquisition of the Company. Additionally, retention awards were provided to certain named executive officers employees (excluding our CEO) whose retention is determined by our board of directors to be critical to our ongoing success.

Base Salary

The Company provides the named executive officers with base salaries to compensate them for services rendered during the fiscal year. The base salaries for our CEO and Mr. Bozuwa and Ms. Davidson are contained in their respective employment agreements and are subject to increase at the discretion of our board of directors.  The base salaries of Messrs. Jakobe and Kittredge were not the subject of employment agreements in 2006 (however the Company did enter into employment agreements with these individuals in March of 2007.) Base salary levels are intended to reflect an individual’s responsibilities, performance and expertise and are designed to be competitive with salary levels in effect at other manufacturing companies, and in particular companies within the printing industry. Accordingly, we establish salaries for the named executive officers on the basis of personal performance and by reviewing available national (prepared by Watson Wyatt) and printing industry compensation data, including published salary surveys regarding compensation of officers of larger and smaller companies, both within and outside the printing industry. The compensation committee has reviewed the base salaries of our named executive officers for 2006 and is of the opinion that such salaries are in line with market data.

Annual Incentive Compensation

Management Performance Incentive Plan.  Annual cash bonuses are included in our executive compensation program because the Company believes that a significant portion of each named executive officer’s compensation should be contingent on the annual performance of the Company, as well as the individual contribution of the executive.  Accordingly, our named executive officers participate in a management performance incentive plan, which compensates them for achievement of certain objectives established annually by our board of directors. For 2006, these objectives are based on our earnings before interest, taxes, depreciation and amortization (“EBITDA”), the EBITDA of each executive’s operating subsidiary and individual performance.   Since the company is owned by private equity investors, it is operated to maximize cash flow and EBITDA is the primary measure of the cash flow generated by the company.  Under the management performance incentive plan, our executive officers are eligible to receive a maximum award of 50% of base salary, except Mr. Saxton, whose maximum award is 80% of base salary.   Maximum award amounts are developed based on market data but also set at a level to insure that a significant portion of potential compensation is tied to delivering results.  For fiscal year 2006, management performance incentive awards were based upon achievement of corporate EBITDA financial objectives and individual performance objectives.  Upon completion of the fiscal year, the compensation committee assesses the performance of the Company for each corporate financial objective, comparing actual year-end results to the objectives.  Then individual performance is evaluated and an overall award is calculated.

The board of directors established the following financial and discretionary objectives for our named executive officers for 2006   The objectives are set based on the annual plan that is approved by the Board of Directors.  The maximum target is set to be approximately 2-4% above the target and the minimum is set to be approximately 8-10% below the target.  As stated earlier, EBITDA is the primary measure that private equity investors like ours use to determine the success of their portfolio companies, since this is a good measure of the cash flow generation capability of a company.  We have focused all of the company’s reward systems on EBITDA generation.  This is very typical for companies owned by private equity investors.  TSG and operating company subsidiary EBITDA targets are set at levels to incent improvement over previous-year operating results and are designed to be challenging to achieve, consistent with the company annual financial plan that is approved by the board of directors. As detailed below, TSG financial targets have been achieved in one out of the last three fiscal years.  With the exception of the 2005 DPC/DJS EBITDA target set for Mr. Bozuwa, operating company subsidiary EBITDA targets have been achieved at least at the threshold level in each of the last three years.

Mr. Saxton was eligible for a maximum award of 80% of base salary in 2006.  75% of this award was based on attainment of TSG financial objectives and 25% was discretionary based on individual performance.  The financial threshold was not achieved; therefore, no bonus for EBITDA was earned.  There is no minimum threshold for the discretionary bonus.  This is totally discretionary based on the board’s view of an individual’s contribution to the company’s success.  Mr. Saxton received an incentive award equal to 25% of the maximum award as a discretionary award based on the board’s evaluation of his effectiveness as CEO.  This amount was equal to $102,000, or approximately 20% of his base salary.  For 2005, TSG financial targets were not met and only the discretionary portion of the bonus was earned.  In 2004, 70% of a maximum of 75% was awarded for achievement of TSG and individual company financial targets and an additional 25% was awarded as discretionary bonus, resulting in an award equal to 95% of Mr. Saxton’s total bonus potential for the year.  Mr. Saxton’s bonus payments for 2005 and 2004, respectively, were $102,000 and $380,000.

Mr. Jakobe was eligible for a maximum award of 50% of base salary in 2006.  75% of this award was based on attainment of TSG financial objectives and 25% was discretionary based on individual performance.  The financial threshold was not achieved; therefore, no bonus for EBITDA was earned.  There is no minimum threshold for the discretionary bonus.  This is totally discretionary based on the board’s view of an individual’s contribution to the company’s success.  Mr. Jakobe received an incentive award equal to 25% of the maximum award as a discretionary award based on the board’s view of his effectiveness as CFO.  This amount was equal to $30,000, or approximately 12.5% of his base salary.   For 2005, TSG

financial targets were not met and only the discretionary portion of the bonus was earned.  In 2004, 70% of a maximum of 75% was awarded for achievement of TSG and individual company financial targets and an additional 25% was awarded as discretionary bonus, resulting in an award equal to 95% of Mr. Jakobe’s total bonus potential for the year.  Mr. Jakobe’s bonus payments for 2005 and 2004, respectively, were $30,000 and $106,900.

Ms. Davidson was eligible for a maximum award of 50% of base salary in 2006.  50% of this award was based on attainment of TSP financial objectives, 25% was based on attainment of TSG financial objectives and 25% was discretionary based on individual performance.  Ms. Davidson received an incentive award equal to 75% of the maximum award as follows:  50% for achieving TSP maximum EBITDA, and 25% for individual performance based on the board’s view of her effectiveness as President and COO of TSP. This amount was equal to $95,700, or approximately 37.5% of her base salary.   The TSG threshold was not achieved; therefore, no bonus for TSG EBITDA was earned.  There is no minimum threshold for the discretionary bonus.  This is totally discretionary based on the board’s view of an individual’s contribution to the company’s success.  For 2005, 36.3% of a maximum of 50% was awarded for achievement of TSP financial targets and 25% was awarded for individual performance.  TSG financial targets were not met, so there was no payout for that component. This resulted in an award equal to 61.3% of Ms. Davidson’s total bonus potential for the year.  In 2004, both TSG and TSP maximum financial targets were achieved as well as the discretionary bonus, resulting in payment of full bonus potential for the year.  Ms. Davidson’s bonus payments for 2005 and 2004, respectively, were $78,300 and $120,000.

Mr. Bozuwa was eligible for a maximum award of 50% of base salary in 2006.  25% of this award was based on attainment of DPC/DJS financial objectives, 25% was for obtaining new DPC/DJS long-run journal sales, 25% was based on TSG EBITDA and 25% was discretionary based on individual performance.  Mr. Bozuwa received an incentive award equal to 43.1% of the maximum award as follows: 13.1% for achieving threshold DPC/DJS financial targets, 25% for individual performance based on the board’s view of his effectiveness as Vice President – Global Business Development, and 5% for special projects.  This amount was equal to $50,000, or approximately 21% of his base salary.  There was no award for DPC/DJS new long-run journal sales because the threshold was not achieved.   The TSG threshold was also not achieved; therefore, no bonus for TSG EBITDA was earned.  There is no minimum threshold for the discretionary bonus.  This is totally discretionary based on the board’s view of an individual’s contribution to the company’s success.  For 2005, 18.2% of a maximum of 25% was awarded for achievement of new DPC/DJS long-run journal sales, 25% was awarded for individual performance and 0% for DPC/DJS EBITDA and 0% for TSG EBITDA. This resulted in an award equal to 43.2% of Mr. Bozuwa’s total bonus potential for the year.  In 2004, 29% of a maximum of 50% was awarded for achievement of company financial targets.  Maximum TSG EBITDA was achieved resulting in an additional 25% of bonus earned and the 25% discretionary bonus was also earned, for a total payment of 79% of maximum bonus.  Mr. Bozuwa’s bonus payments for 2005 and 2004, respectively, were $50,200 and $89,300.

Mr. Kittredge was eligible for a maximum award of 50% of base salary in 2006.  50% of this award was based on attainment of DPC financial objectives, 25% was based on TSG EBITDA, and 25% was discretionary based on individual performance.  Mr. Kittredge received an incentive award equal to 49.4% of the maximum award as follows: 24.4% for achieving threshold DPC financial targets and 25% for individual performance based on the board’s view of his effectiveness as President and Chief Operating Officer of DPC and DJS.  This amount was equal to $48,200, or approximately 25% of his base salary.   The TSG threshold was not achieved; therefore, no bonus for TSG EBITDA was earned.  There is no minimum threshold for the discretionary bonus.  This is totally discretionary based on the board’s view of an individual’s contribution to the company’s success.   During 2005 and 2004, Mr. Kittredge was President and COO of Capital City Press.  For 2005, 33.2% of a maximum of 50% was awarded for achievement of company financial targets as well as the 25% discretionary bonus.  TSG financial targets were not met so there was no payout for that component.  This resulted in an award equal to 58.2% of Mr. Kittredge’s total bonus potential for the year.  In 2004, maximum financial targets for both CCP and TSG were attained as well as the discretionary bonus, resulting in 100% of the maximum bonus award being earned.  Mr. Kittredge’s bonus payments for 2005 and 2004, respectively, were $56,800 and $92,500.

Awards for 2006, 2005 and 2004 appear as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.  Plan threshold, target and maximum are disclosed in the Grants of Plan-Based Awards table.

Profit Sharing Plan.  The Sheridan Group Profit Sharing Plan is a broad-based incentive program provided to all eligible employees at each location, excluding Capital City Press and The Dingley Press, Inc. The annual discretionary profit sharing contribution for each participating operating subsidiary company is determined by a formula approved each year by our board of directors.

Under the formula approved for 2006, a guideline has been established of 10% of EBITDA for TSP, SBI and DPC, and 5% for ULI.  If company EBITDA is a positive number, the Company’s established percent of EBITDA is put into the profit sharing pool.  The total dollar contribution for an operating subsidiary cannot exceed 10% (or 5% for ULI) of its total payroll for the year.

All of the companies that participate in the Profit Sharing Plan, except for Dartmouth Printing Company, currently deposit profit sharing contributions into the employees’ accounts in our 401(k) plan; however if the contribution would otherwise exceed the contribution limits applicable to the 401(k) plan under the Internal Revenue Code, then the excess will be contributed to the nonqualified deferred compensation plan, discussed below. Dartmouth Printing Company had an established cash payment policy when they were acquired, which remains in place, although employees may choose to put their cash into their 401(k) accounts.

Amounts awarded to the named executive officers for 2006 under the Profit Sharing Plan were $22,000, $22,000, $0, $8,924, and $22,000 for each of Messrs. Saxton, Jakobe, Bozuwa and Kittredge and Ms. Davidson, respectively.  These amounts are reported in the “All Other Compensation” column in the Summary Compensation Table shown below.

Stock-Based Incentive Compensation

TSG Holdings Corp., our parent company, adopted a Stock-Based Incentive Compensation Plan in October 2003. The purpose of the 2003 Stock-Based Incentive Compensation Plan is to provide long-term equity incentives to assist us in attracting and retaining valued management employees through the award of options to purchase common stock of TSG Holdings Corp.  Option grants are designed to align the interests of officers and employees with those of the stockholders, to provide each individual with a significant incentive to manage our business from the perspective of an owner and to remain employed by us.  Eligible employees will receive options on terms determined by our board of directors.  The compensation committee considers awards made by our board of directors under the Stock-Based Incentive Plan in conjunction with the recipient’s level of responsibility and relative position within the company, past performance, potential and annual base salary.  The stock option awards are recommended by the CEO to the compensation committee, who then makes a recommendation to our board of directors for approval.

Options granted under the Stock-Based Incentive Compensation Plan have exercise prices equal to or above the fair market value of the underlying common stock (as determined under the Stock-Based Incentive Compensation Plan) on the grant date and are equally split 50% between a time-based vesting schedule and a company performance-based vesting schedule.  Time-based awards vest 20% per year over five years subject to the executive’s continued employment with us.  Performance-based awards vest 20% per year over five years based on the Company achieving a per share equity value each year as determined by the board. The per share equity value is calculated as a multiple of the Company’s trailing twelve month EBITDA minus net debt. If an annual performance target is not met in any of the five years, but is achieved by meeting subsequent year targets, shares will vest for all preceding plan years

In fiscal 2006, the only named executive officer to receive an option award was Mr. Kittredge, who was granted an option to purchase 300 shares of TSG Holdings Corp. common stock on April 27, 2006. Mr. Kittredge was reassigned to DPC and DJS and was given additional options to bring his total option grants in line with other executives with similar potential to impact the company’s results.  The targets for the performance based options were established based upon the original objectives that BRS and JCP established when they bought the company in 2003 and wanted to incent management to deliver the rate of return expected on their investment in the company.

The Company does not require its named executive officers to maintain a minimum ownership interest in the Company or its affiliates.

Nonqualified Deferred Compensation

In General.  Our nonqualified deferred compensation program serves primarily to attract and retain qualified executives by providing them with enhanced tax deferral opportunities and retirement benefits in addition to those provided under our broad-based 401(k) plan.  Under the nonqualified deferred compensation plan, officers, directors and certain management employees may annually elect (via individual contracts) to defer a portion of their compensation, on a pre-tax basis. The benefit is based on the amount of compensation (salary and bonus) deferred, company “make-whole” contributions, employer discretionary contributions and earnings on these amounts.  Make-whole contributions are matching and profit sharing contributions which the Company would have made to the participants’ accounts under the 401(k) plan were the Company not prohibited from making such contribution under the limits applicable to the 401(k) plan under the Internal Revenue Code.  For example, if a participant was eligible to receive 10% of compensation in a profit sharing contribution and the limit on compensation that could be taken into account in determining contribution amounts to the 401(k) plan for 2006 was $220,000, the maximum contribution the participant could receive under the 401(k) plan would be $22,000.  The make-whole contribution to the deferred compensation plan takes the difference between the participant’s salary and $220,000 and multiplies that number by the profit sharing contribution percentage of 10%.   Individuals are fully

vested in deferred salary and bonus amounts; however, the make-whole contributions vest in full after three years of employment, which is the same schedule applicable to employer contributions under the 401(k) plan. The employer discretionary contributions become vested pursuant to a vesting schedule as determined by the Company.

Salary and bonus amounts deferred by named executive officers in 2006 under the nonqualified deferred compensation plan are shown in the “Executive Contributions” column of the Deferred Compensation Table below.  Company make whole and discretionary contributions for 2006 are shown in the “Registrant Contributions” column of the Deferred Compensation Table and in the “All Other Compensation” column of the Summary Compensation Table.

Retention Awards.  Annual retention awards are employer discretionary contributions paid to certain management employees whose retention is determined by our board of directors to be critical to our ongoing success. These awards are deposited in the deferred compensation plan under the employee’s name and vest after five years.  Distribution is made on a date previously elected by the executive. Other than the awards paid in accordance with the employment agreements of Mr. Bozuwa and Ms. Davidson, these awards are solely awarded at the board of directors’ discretion. Any awards made outside of an employment agreement were equal to 10% of base salary.

In 2006, our board of directors continued to provide retention awards to Mr. Bozuwa in the amount of $118,000 and Ms. Davidson in the amount of $63,750 in accordance with their employment agreements.  These awards for our named executive officers are captured under “All Other Compensation” on the Summary Compensation Table and in the Nonqualified Deferred Compensation table above under Registrant Contributions.

Other Compensation, Perquisites and Other Benefits

401(k) Plan.  We sponsor a defined contribution plan, or 401(k) Plan, intended to qualify under section 401 of the Internal Revenue Code. Substantially all of our employees are eligible to participate in the 401(k) Plan on the first day of the month in which the employee has attained 18 years of age and 90 days of employment. Employees may make pre-tax contributions of their eligible compensation, not to exceed the limits under the Internal Revenue Code.  We match 50% of the employee’s contributions, up to a maximum of 4% of the employee’s eligible compensation.  In addition, most of the companies that participate in the Profit Sharing Plan deposit their Profit Sharing Plan contributions into the 401(k) plan.  Certain participating companies also make a 1% of pay fixed contribution, for which the 90-day service requirement is waived.  Employees may direct their investments among various pre-selected investment alternatives.  Employer contributions to the 401(k) plan, including profit sharing contributions, fixed contributions and employer matching contributions, vest after three years of employment.

Perquisites and Other Benefits.  The named executive officers are not generally entitled to benefits that are not otherwise available to all of our employees.  In this regard it should be noted that the Company does not provide pension arrangements (other than the 401(k) plan and the nonqualified deferred compensation plan), post-retirement health coverage or similar benefits for its executives. However, some of the named executive officers are entitled to certain insurance benefits, relocation benefits and an executive physical program.  These amounts are noted in the “All Other Compensation” column in the Summary Compensation Table.  The Company and the Committee believe that these benefits are consistent with the goal of attracting and retaining superior executive talent.

Tax and Accounting Implications

Deductibility of Certain Compensation.  Section 162(m) of the Internal Revenue Code imposes a $1.0 million limit on the deductibility of compensation paid to certain executive officers of public companies, unless the compensation meets certain requirements for “performance-based” compensation.  In determining executive compensation, the compensation committee considers, among other factors, the possible tax consequences to us and to the executives.  However, tax consequences, including but not limited to tax deductibility by us, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights) that are beyond our control.  In addition, the compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives.  For all of the foregoing reasons, the compensation committee, while considering tax deductibility as one of its factors in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible.  The compensation committee will, of course, consider alternative forms of compensation, consistent with its compensation goals, which preserve deductibility.

Accounting Impact.   Considerations of accounting impacts do not affect decisions on grants of equity compensation.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report for the fiscal year ending December 31, 2006.

Thomas J. Baldwin

Craig H. Deery

James L. Luikart

The following table summarizes compensation awarded or paid by us during 2006, 2005 and 2004 to our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three next most highly compensated executive officers (our “named executive officers”).  Perquisites and other benefits included in the All Other Compensation column are disclosed and itemized in the “All Other Compensation” table below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

John A. Saxton	2006	510,016	—	—	2,102	102,000	138,295	752,413
President and Chief	2005	509,939	—	—	—	102,000	135,841	747,780
Executive Officer	2004	509,648	—	—	—	380,000	234,135	1,123,783

Robert M. Jakobe	2006	240,032	—	—	2,102	30,000	47,259	319,393
Executive Vice President	2005	240,032	—	—	—	30,000	70,835	340,867
and Chief Financial Officer	2004	229,043	25,000	—	—	106,900	64,305	425,248

Joan B. Davidson	2006	257,239	40,135	—	1,338	95,700	115,786	510,198
Group President Sheridan	2005	254,893	135	—	—	78,300	114,789	448,117
Publication Services	2004	244,359	135	—	—	120,000	105,788	470,282

G. Paul Bozuwa	2006	236,465	10,000	—	1,147	50,000	131,223	428,835
Vice President Global	2005	231,885	—	—	—	100,200	65,544	397,629
Business Development	2004	225,885	—	—	—	89,300	64,650	379,835

Gary J. Kittredge	2006	195,000	40,000	—	1,333	48,200	115,576	400,109
President - DPC & DJS	2005	195,000	—	—	—	56,800	29,403	281,203
	2004	185,000	—	—	—	92,500	11,122	288,622

(1) The amounts reported as “Bonus” for 2006 consist of payments made as part of a special incentive related to the closing of CCP and the transition of work from CCP to TSP. The additional $135 amounts in 2006, 2005 and 2004 for Ms. Davidson were Christmas bonuses.  Mr. Jakobe received a $25,000 cash bonus in 2004 upon completion of the Dingley Acquisition.

(2) Mr. Kittredge was the only Named Executive Officer who received additional Stock Options in 2006 in the amount of 300 shares. This option grant is disclosed in the Grants of Plan-Based Awards table. The amounts reflected are the stock based compensation expense recognized pursuant to FAS 123(R) in 2006 for these options. Assumptions used in the calculation of these amounts are disclosed in footnote 3 to our audited financial statements for the fiscal year ending December 31, 2006, included in this annual report.

(3) The amounts reported as “Non-Equity Incentive Plan Compensation” for 2006, 2005 and 2004 consist of bonuses paid as management performance incentive compensation.

(4) The amounts reported as “All Other Compensation” for 2006, 2005 and 2004 are itemized in the “All Other Compensation” table below.

All Other Compensation

			Taxable	Taxable		Additional			GTL		Profit		401k	401(k)	Total
		Spousal	Relocation	Travel	Retention	Disability	Taxable	Physical	Taxable	Profit	Sharing	401k	Fixed	Make	All Other
Name	Year	Travel	Income	Income	Awards	Coverage	Term Life	Program	Income	Sharing	Make Whole	Match	1%	Whole	Comp
		($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
John A. Saxton	2006	1,238	—	—	—	4,000	12,230	140	3,695	22,000	67,994	4,400	2,200	20,398	138,295
President and Chief	2005	717	—	—	—	3,992	12,230	5,819	3,695	21,000	63,145	4,200	2,100	18,943	135,841
Executive Officer	2004	288	—	—	—	3,195	113,849	—	3,617	20,500	64,023	4,100	2,050	22,513	234,135

Robert M. Jakobe	2006	—	—	—	—	—	—	—	858	22,000	13,693	4,400	2,200	4,108	47,259
Executive Vice President	2005	1,148	—	—	24,000	—	—	—	858	21,000	13,484	4,200	2,100	4,045	70,835
and Chief Financial Officer	2004	351	—	—	22,500	—	—	1,719	795	20,500	9,454	4,100	2,050	2,836	64,305

Joan B. Davidson	2006	605	—	—	63,750	268	—	—	599	22,000	17,017	4,400	2,200	4,947	115,786
Group President Sheridan	2005	1,015	—	—	63,750	268	—	3,652	400	21,000	14,202	4,200	2,100	4,202	114,789
Publication Services	2004	845	—	—	60,000	170	—	—	373	20,788	13,827	4,100	2,050	3,635	105,788

G. Paul Bozuwa	2006	—	—	3,855	118,000	2,198	—	—	546	—	—	4,400	—	2,224	131,223
Vice President Global	2005	471	—	—	58,000	—	—	—	514	—	—	4,199	—	2,360	65,544
Business Development	2004	—	—	—	56,500	—	—	1,982	390	—	—	3,653	—	2,125	64,650

Gary J. Kittredge	2006	—	98,012	—	—	—	—	—	1,316	8,924	—	4,400	1,177	1,747	115,576
President - DPC & DJS	2005	424	—	—	19,500	—	—	3,090	912	—	—	4,200	—	1,277	29,403
	2004	—	—	—	—	—	—	—	881	5,049	—	4,100	—	1,092	11,122

Retention awards, profit share and make-whole contributions are invested in the deferred compensation plan. 401(k) match and 1% fixed contributions are invested in the 401(k) plan.

Grants of Plan-Based Awards

								All Other	Exercise	Grant
								Option Awards	or Base	Date
		Estimated Possible Payouts			Estimated Future Payouts			Number of	Price of	Fair
		Under Non-Equity			Under Equity Incentive			Securities	Option	Value of
		Incentive Plan Awards			Plan Awards			Underlying	Awards	Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	($/sh)	Awards
		($)	($)	($)	(#)	(#)	(#)	(#)	($)

John A. Saxton	N/A	102,000	332,500	408,000
President and Chief
Executive Officer

Robert M. Jakobe	N/A	30,000	97,800	120,000
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	N/A	31,875	103,600	127,500
Group President Sheridan
Publication Services

G. Paul Bozuwa	N/A	29,000	72,800	116,000
Vice President Global
Business Development

Gary J. Kittredge	N/A	24,375	79,400	97,500
President - DPC & DJS	4/27/2006					150		150	24.75	2,784

(1) The “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” for 2006 consist of Entry, Plan and Maximum bonus earnings possible under the Management Performance Incentive Plan. The maximum bonus potential for Mr. Saxton is 80% of annual base salary. For Messrs. Jakobe, Bozuwa and Kittredge and Ms. Davidson, the maximum bonus potential is 50% of annual base salary. All bonus payments are reviewed and approved by our board of directors.

(2) Mr. Kittredge was awarded 300 additional stock options under the Stock-Based Incentive Compensation Plan in 2006 in connection with his expanded role as President and COO of DPC and DJS. Fifty percent (50%) of the options vest over time and fifty percent vest based on company performance. There were no threshold or maximum performance levels for vesting of the stock. Time-based options vest 20% per year over five years. Performance options vest upon the achievement of certain performance targets, the sale of the Company or a qualified public offereing, or after eight years from the date of grant.

(3) Refer to Non-Equity Incentive Plan Compensation in the summary compensation table for actual payments of incentive plan awards for years ending December 31, 2006.

(4) There is currently no public trading market for the common stock of TSG Holdings Corp. An independent appraiser engaged by TSG Holdings Corp.has determined that the fair market value of the common stock of TSG Holdings Corp. was $24.75 per share on the grant date.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
			Equity
			Incentive
			Plan
	Number of		Awards:
	Securities	Number of	Number of
	Underlying	Securities	Securities
	Unexercised	Underlying	Underlying
	Options (#)	Unexercised	Unexercised	Option	Option
	(Exercisable)	Options (#)	Unearned	Exercise	Expiration
Name	(1)	(Unexercisable)	Options (#)	Price ($)	Date

John A. Saxton	1,650		3,850	10.00	11/16/2013

Robert M. Jakobe	1,650		3,850	10.00	11/16/2013

Joan B. Davidson	1,050		2,450	10.00	11/16/2013

G. Paul Bozuwa	900		2,100	10.00	11/16/2013

Gary J. Kittredge	810		1,890	10.00	11/16/2013
			300	24.75	4/26/2016

(1) Stock option awards, with the exception of the 300 shares awarded to Mr. Kittredge in 2006, were awarded on October 16, 2003. The shares began vesting on January 1, 2004. As of December 31, 2006, 40% of the Named Executive Officers’ time-based shares were vested. Because 2006 company performance targets were not met, only 20% of performance shares vested through December 31, 2006. The established performance-based option targets (per share equity values) are $20/share on 1/1/05, $52/share on 1/1/06, $86/share on 1/1/07, $118/share on 1/1/08, $148/share on 1/1/09, $178/share on 1/1/10. See Stock-Based Incentive Compensation under the Compensation Discussion and Analysis for details on the vesting schedule.

Option Exercises and Stock Vested in Last Fiscal Year

Option Awards
Number of
Shares
	Acquired on	Value
	Exercise (#)	Realized on
Name	(1)	Exercise ($)

John A. Saxton	—	—
President and Chief
Executive Officer

Robert M. Jakobe	—	—
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	—	—
Group President Sheridan
Publication Services

G. Paul Bozuwa	—	—
Vice President Global
Business Development

Gary J. Kittredge	—	—
President - DPC & DJS

(1) No options were exercised during 2006.

Nonqualified Deferred Compensation

		Registrant
		Contributions
		in Last FY ($)	Aggregate	Aggregate	Aggregate
	Executive	(Retention Bonus	Earnings	Withdrawals/	Balance
	Contributions	and Make-Wholes)	in Last	Distributions	at Last
Name	in last FY ($)	(a)(b)	FY ($)	($)	FYE ($)
John A. Saxton	$20,800	$88,392	$15,848	$299,054	$257,648

Robert M. Jakobe	$—	$17,801	$29,998	$58,876	$225,597

Joan B. Davidson	$10,290	$85,714	$34,122	$24,210	$451,513

G. Paul Bozuwa	$—	$120,224	$61,145	$—	$605,308

Gary J. Kittredge	$25,598	$1,747	$13,178	$—	$142,187

(a) Registrant contributions for Fiscal Years ending 2006, 2005 and 2004, respectively, that were included in the Summary Compensation Table are as follows: Mr. Saxton - Make Whole Contributions of $88,392, $82,088 and $86,536; Mr. Jakobe – Make Whole Contributions of $17,801, $17,529 and $12,290 and Retention Awards of $0, $24,000 and $22,500; Ms. Davidson – Make Whole Contributions of $21,964, $18,404 and $17,462 and Retention Awards of $63,750, $63,750 and $60,000; Mr. Bozuwa – Make Whole Contributions of $2,224, $2,360 and $2,125 and Retention Awards of $118,000, $58,000 and $56,500; and Mr. Kittredge – Make Whole Contributions of $1,747, $1,277 and $1,092 and a Retention Award in 2005 of $19,500. Retention awards and employer make-whole contributions (described below) are reported in the Summary Compensation Table in the “All Other Compensation” column.

The types of compensation that may be deferred under our nonqualified deferred compensation plan are salary and bonus, deferred at the employee’s election, employee retention awards, employer make-whole contributions, employer discretionary contributions and earnings on the deferrals. The individuals are fully vested in the compensation deferred; however, the make-whole contributions and the employer discretionary contributions and employee retention awards are subject to vesting requirements. Make-whole contributions vest once the employee has attained three years of service.  Employee retention awards cliff vest after five years.  Employees may defer up to 20% of their base salary and up to 100% of any earned bonus into the deferred compensation program on an annual basis.  Earnings under the nonqualified plan are calculated by reference to the return on investment funds selected by the executives from a menu of investment fund options offered under the plan.  These investment fund options are the same options as are available to all participants under our 401(k) plan.  Participants may change their investment fund elections at any time.   A participant may elect distribution of their vested account balance at a fixed payment date, no earlier than the third calendar year after the calendar year in which the initial election is made, five years after a subsequent election is made, or upon separation of service from the company.

The table below shows the funds available under our 401(k) plan and their annual rate of return for the calendar year ended December 31, 2006:

Deferred Compensation Investment Options

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Maxim Money Market Portfolio	1.19	Legg Mason Value, FI	9.95
Legg Mason Investment Grade Income	1.68	Franklin Small-Mid-Cap Growth Fund A	6.23
PIMCO Low Duration Fund - A	0.71	Legg Mason Special Investment FI	9.54
American Funds Wash Mutual A	6.35	Pennsylvania Mutual Fund Consultant CI	8.32
Legg Mason American Leading Trust	8.22	American Funds EuroPacific A	8.67

Potential Payments on Termination or Change of Control

Our employment agreements with Mr. Saxton, Mr. Bozuwa and Ms. Davidson provide that if the executive is terminated by us without “cause” (as defined in the agreements) or by the executive for “good reason” (as defined in the agreements), the executive will be entitled to receive the following amounts:  (1) severance pay equal to his or her annual base salary and average annual incentive bonus during the two years preceding the termination for a period of 18 months in the case of Mr. Bozuwa and Ms. Davidson, and 24 months in the case of Mr. Saxton, (2) all amounts credited to the executive under our deferred compensation plan will fully vest and become payable in a single lump sum and (3) the executive will continue to have coverage under our health insurance plan for 18 months, or 24 months in the case of Mr. Saxton.

In addition, we have entered into change in control arrangements with Mr. Jakobe and Mr. Kittredge that provide that if the executive is terminated by us without “cause” (as defined in the agreements) or by the executive for “good reason” (as defined in the agreements) within 18 months following any change in control, the executive will be entitled to receive the following amounts:  (1) severance pay equal to his or her annual base salary and average annual incentive bonus during the two years preceding the termination for a period of 18 months,  (2) all amounts credited to the executive under our deferred compensation plan will fully vest and become payable in a single lump sum and (3) the executive will continue to have coverage under our health insurance plan for 18 months.  In March of 2007, we entered into employment agreements with Mr. Jakobe and Mr. Kittredge which provide for the same severance benefits upon a termination without cause or for good reason without regard to a change in control.

The employment agreements contain non-compete and non-solicitation language prohibiting such actions for the term of the severance period.  Additionally, the severed employee is prohibited from disclosing proprietary company information to any person, firm, corporation, association or entity, during or after their term of employment.  Any breach of these terms will be subject to appropriate injunctive and equitable relief.

The following table summarizes potential benefits that each of the Named Executive Officers would have received under their employment agreements or change in control arrangements on December 31, 2006, if a termination without cause or for good reason occurred, or they had been terminated following a change in control.

Named Executive	Severance	Incentive	Deferred	COBRA
Officer	Pay	Pay	Compensation	(Employer’s Portion)

John A. Saxton	$1,020,000	$204,000	$257,648	$16,513
Robert M. Jakobe	$360,000	$45,000	$225,597	$12,384
Joan B. Davidson	$382,500	$130,500	$451,513	$11,702
G. Paul Bozuwa	$348,000	$75,150	$605,308	$18,935
Gary J. Kittredge	$292,500	$78,375	$142,187	$17,190

Compensation of Directors

Each director who is not also one of our executive officers or an employee of BRS or JCP receives a fee of $16,000 per year for their service on our board of directors. The chairman of the audit committee (Mr. DiCamillo) receives an additional fee of $4,000 per year. All directors are reimbursed for any personal expenses incurred in the conduct of their duties as a director. There were no stock options awarded to directors during 2006.

	Fees Earned
	or Paid in		All Other
Name	Cash		Compensation	Total
	($)		($)	($)

Gary T. DiCamillo	20,000	*	—	20,000

Craig H. Deery	16,000	*	—	16,000

J. M. Dryden Hall, Jr.	16,000		—	16,000

George A. Whaling	16,000		—	16,000

* Messrs. DiCamillo and Deery have elected deferred payment of their annual director’s fees.

Their fees are invested in TSG’s Non-Qualified Deferred Compensation Plan rather than paid in cash.

See Compensation Discussion and Analysis for further details.

Compensation Committee Interlocks and Insider Participation

In 2006, the compensation committee consisted of Messrs. Baldwin, Deery and Luikart. None of the members of the compensation committee are currently, or have been at any time since the time of our formation, one of our officers or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of TSG Holdings Corp. The following table sets forth certain information regarding the beneficial ownership of TSG Holdings Corp., as of March 29, 2007, by (i) each person or entity known to us to own more than 5% of any class of TSG Holdings Corp.’s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. TSG Holdings Corp.’s outstanding securities consist of about 539,800 shares of TSG Holdings Corp. common stock and about 45,327 shares of TSG Holdings Corp. preferred stock, the terms of which are described in more detail below. Additionally, there are 14,290 options to purchase common stock outstanding that are held by our executive officers. To our knowledge, each of such stockholders will have sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Number and Percent of Shares of TSG Holdings Corp.(1)
	Preferred Stock		Common Stock
	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Bruckmann, Rosser, Sherrill & Co. II, L.P.(2)
126 East 56th Street New York, New York 10022	19,209.704	42.4%	228,687	42.4%
Funds affiliated with Jefferies Capital Partners(3)
520 Madison Avenue, 12th Floor New York, New York 10022	19,209.704	42.4%	228,687	42.4%
Christopher A. Pierce(4)(5)	3,096.224	6.8%	38,140	7.0%
Named Executive Officers and Directors:
John A. Saxton(4)(6)(7)	1,340.426	3.0%	18,157	3.4%
Robert M. Jakobe(4)(8)(9)	108.190	*	3,488	*
Joan B. Davidson(4)(10)	67.021	*	2,198	*
Gary J. Kittredge(4)(11)	22.340	*	1,376	*
G. Paul Bozuwa(4)(12)	268.085	*	4,391	*
Thomas J. Baldwin(13)(14)	19,209.704	42.4%	228,687	42.4%
Nicholas Daraviras(15)	—	—	—	—
Craig H. Deery(4)	244.616	*	2,912	*
Gary T. DiCamillo(4)	268.085	*	3,191	*
J. Rice Edmonds(13)	—	—	—	—
J. M. Dryden Hall, Jr.(4)	89.362	*	1,064	*
James L. Luikart(15)(16)	19,209.704	42.4%	228,687	42.4%
Nicholas R. Sheppard(13)	—	—	—	—
George A. Whaling(4)	272.040	*	3,239	*
All executive officers and directors as a group (21 persons)(17)	44,422.261	98.0%	543,126	98.0%

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

(2)                  The Sheridan Group Holdings (BRS), LLC (the “BRSLLC”) is controlled by Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) which is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co., LLC. BRSE, L.L.C. (“BRSE”) is the general partner of the BRS Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by BRSLLC. BRSE has the power to direct BRSLLC as to the voting and disposition of shares held by BRSLLC. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by BRSLLC. Bruce Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Paul D. Kaminski and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by BRSLLC. BRSE expressly disclaims beneficial ownership of the shares owned by BRSLLC. Each of Messrs. Bruckmann, Rosser, Sherrill, Kaminski and Baldwin expressly disclaims beneficial ownership of the shares owned by BRSLLC.

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

(4)                  The address of each of Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Kittredge, Mr. Bozuwa, Mr. Pierce, Mr. Deery, Mr. DiCamillo, Mr. Hall and Mr. Whaling is c/o The Sheridan Group, Inc., 11311 McCormick Road, S260, Hunt Valley, Maryland 21031.

(5)                  Includes options to purchase 1,280 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(6)                  Includes 15,957 shares which are owned by LMWW Custodian FBO John A. Saxton Roll-over IRA. Mr. Saxton may be deemed to beneficially own such shares.

(7)                  Includes options to purchase 2,200 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(8)                  Includes 1,288 shares which are owned by LMWW Custodian FBO Robert M. Jakobe Roll-over IRA. Mr. Jakobe may be deemed to beneficially own such shares.

(9)                  Includes options to purchase 2,200 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(10)            Includes options to purchase 1,400 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(11)            Includes options to purchase 1,110 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(12)            Includes options to purchase 1,200 shares of TSG Holdings Corp. common stock exercisable within 60 days.

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

(17)            Includes options to purchase 14,290 shares of TSG Holdings Corp. common stock exercisable within 60 days.

TSG Holdings Corp. Preferred Stock

TSG Holdings Corp.’s Certificate of Incorporation provides that TSG Holdings Corp. may issue 100,000 shares of preferred stock, 75,000 of which is designated as 10% Series A Cumulative Compounding Preferred Stock and 25,000 of which is undesignated. TSG Holdings Corp. preferred stock has a stated value of $1,000 per share and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding annually. As of March 29, 2007, there are issued and outstanding about 45,327 shares of TSG Holdings Corp. preferred stock.

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

TSG Holdings Corp. Common Stock

The Certificate of Incorporation of TSG Holdings Corp. provides that TSG Holdings Corp. may issue 1,000,000 shares of TSG Holdings Corp. common stock. About 539,800 shares of TSG Holdings Corp. common stock are issued and outstanding as of March 29, 2007. The holders of TSG Holdings Corp. common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	55,150	$11.52	150
Total	55,150	$11.52	150

(1)          As of December 31, 2006.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Each of TSG Holdings Corp., BRS and JCP has a right of first refusal under the securities holders agreement with respect to sales of shares of TSG Holdings Corp. by management investors. Under certain circumstances, the stockholders have “tag-along” rights to sell their shares on a pro rata basis with the selling stockholder in certain sales to third parties. If BRS and JCP approve a sale of TSG Holdings Corp., they have the right to require the other stockholders of TSG Holdings Corp. to sell their shares on the same terms. The securities holders agreement also contains a provision that gives TSG Holdings Corp. the right to repurchase a management investor’s shares upon termination of that management stockholder’s employment or removal or resignation from the board of directors.

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

Policy for Approval of Related Transactions

We do not have a written policy for the treatment of transactions required to be disclosed under Item 404(a) of Regulation S-K.  Our securities holder agreement described above generally prohibits entry into such transactions without the consent of BRS and JCP.

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance – Board Composition and Director Independence.”

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred fees for services performed by PricewaterhouseCoopers LLP as follows:

	Year ended	Year ended
	December 31,	December 31,
(Dollars in thousands)	2006	2005
Audit fees (includes the review of interim consolidated financial statements, annual audit of the consolidated financial statements and assistance with SEC filings)	$829	$654

Audit-related fees (includes review of internal controls and due diligence related to acquisitions)	14	2

Tax fees (includes tax compliance, transactional consulting and advice for state tax issues)	131	123

All other fees (includes license fees for online financial reporting and assurance literature)	2	2

Total	$976	$781

All services performed by PricewaterhouseCoopers LLP have been approved by the audit committee prior to performance in accordance with legal requirements.

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

2.3	Asset Purchase Agreement, dated as of March 5, 2004, by and among The Sheridan Group, Inc., Lisbon Acquisition Corp. and The Dingley Press.†
3.1	Amended and Restated Certificate of Incorporation of TSG Holdings Corp.†
3.2	Amended and Restated Bylaws of TSG Holdings Corp.†
3.3	Amended and Restated Articles of Incorporation of The Sheridan Group, Inc.†
3.4	Amended and Restated Bylaws of The Sheridan Group, Inc.†
3.5	Restated and Amended Articles of Association of Capital City Press, Inc.†
3.6	Restated and Amended By-laws of Capital City Press, Inc.†
3.7	Articles of Incorporation of Dartmouth Journal Services, Inc.†
3.8	Bylaws of Dartmouth Journal Services, Inc.†
3.9	Articles of Agreement of Dartmouth Printing Company, as amended.†
3.10	By-Laws of Dartmouth Printing Company.†
3.11	Certificate of Incorporation of Sheridan Books, Inc., as amended.†
3.12	By-laws of Sheridan Books, Inc.†
3.13	Certificate of Incorporation of The Sheridan Group Holding Company.†
3.14	By-Laws of The Sheridan Group Holding Company.†
3.15	Amended and Restated Articles of Incorporation of The Sheridan Press, Inc.†
3.16	By-Laws of The Sheridan Press, Inc.†
3.17	Amendment and Restatement of Articles of Incorporation of United Litho, Inc.†
3.18	By-Laws of United Litho, Inc.†
3.19	Amended and Restated Certificate of Incorporation of The Dingley Press, Inc.†
3.20	Amended and Restated Bylaws of The Dingley Press, Inc.^
4.1	Indenture, dated as of August 21, 2003, among Sheridan Acquisition Corp. and The Bank of New York, as trustee and notes collateral agent.†
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

10.10	Employment and Non-Competition Agreement, dated as of October 31, 2001, between The Sheridan Group, Inc. and Joan B. Davidson.†*
10.11	TSG Holdings Corp. 2003 Stock-Based Incentive Compensation Plan.†*
10.12	The Sheridan Group, Inc. Executive and Director Deferred Compensation Plan.†*
10.13	The Sheridan Group, Inc. Change-of-Control Incentive Plan for Corporate Staff.~
10.14	The Sheridan Group, Inc. Change-of-Control Incentive Plan for Key Management Employees.~
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

10.19	Employment and Non-Competition Agreement, dated as of May 25, 2004, among The Dingley Press, Inc., Christopher A. Pierce and The Sheridan Group, Inc.*†
10.20	Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings (BRS), LLC by and between Bruckmann, Rosser, Sherrill & Co. II, L.P. and John A. Saxton.^^
10.21	Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings

(Jefferies), LLC by and among ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. and John A. Saxton.^^
10.22	Joinder Agreement—Securities Holders Agreement and Registration Rights Agreement, dated as of August 3, 2004, by and among William P. Walters and TSG Holdings Corp.^
10.23	Employment and Non-Competition Agreement, dated as of March 28, 2006, among Robert M. Moore and The Sheridan Group, Inc.*^
10.24	First Amendment to Employment Agreement, dated as of March 28, 2006, between The Sheridan Group, Inc. and Christopher A. Pierce.*^
10.25	First Amendment to Employment Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Christopher A. Pierce.*
10.26	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Robert M. Moore.*
10.27	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Douglas R. Ehmann.*
10.28	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Gary J. Kittredge.*
10.29

Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and G. Paul Bozuwa, as amended by First Amendment to Employment Agreement, dated as of April 18, 2003.†*

10.30

Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and John A. Saxton, as amended by First Amendment to Employment Agreement, dated as of April 1, 2000.†*

10.31	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Joan B. Davidson.†*
10.32	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Patricia A. Stricker.*
10.33	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Robert M. Jakobe.*
21.1	Subsidiaries of The Sheridan Group, Inc.†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

^                  Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2005, filed on March 30, 2006 and incorporated herein by reference.

^^            Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2005, filed on May 13, 2005 and incorporated herein by reference.

~                 Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2004, filed on March 31, 2005 and incorporated herein by reference.

*                 Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHERIDAN GROUP, INC.

By:	/s/ John A. Saxton
	Name:	John A. Saxton
	Title:	President and Chief Executive Officer and Director

	Date:	March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Saxton	President and Chief Executive Officer and Director	March 30, 2007
John A. Saxton	(Principal Executive Officer)

/s/ Robert M. Jakobe	Chief Financial Officer	March 30, 2007
Robert M. Jakobe	(Principal Financial and Accounting Officer)

/s/ Thomas J. Baldwin	Director	March 30, 2007
Thomas J. Baldwin

/s/ Nicholas Daraviras	Director	March 30, 2007
Nicholas Daraviras

/s/ Craig H. Deery	Director	March 30, 2007
Craig H. Deery

/s/ Gary T. DiCamillo	Director	March 30, 2007
Gary T. DiCamillo

/s/ J. Rice Edmonds	Director	March 30, 2007
J. Rice Edmonds

/s/ J. M. Dryden Hall, Jr.	Director	March 30, 2007
J. M. Dryden Hall, Jr.

/s/ James L. Luikart	Director	March 30, 2007
James L. Luikart

/s/ Nicholas R. Sheppard	Director	March 30, 2007
Nicholas R. Sheppard

/s/ George A. Whaling	Director	March 30, 2007
George A. Whaling