Form 10-Q
period 2007-03-31
SHERIDAN GROUP INC
filed 2007-05-15
CIK 1056035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM  10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

There was 1 share of Common Stock outstanding as of May 14, 2007.

The Sheridan Group, Inc. and Subsidiaries

Quarterly Report

For the Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$845,757	$7,800,258
Accounts receivable, net of allowance for doubtful accounts of $1,968,692 and $1,951,420, respectively	34,451,826	31,150,309
Due from parent company	461,397	226,147
Inventories, net	16,400,322	18,957,879
Other current assets	5,763,934	5,847,061
Refundable income taxes	29,073	437,504
Total current assets	57,952,309	64,419,158

Property, plant and equipment, net	128,473,516	129,665,739
Intangibles, net	42,371,653	42,985,424
Goodwill	44,973,832	44,697,800
Deferred financing costs, net	4,950,523	5,324,014
Other assets	3,504,660	4,474,484

Total assets	$282,226,493	$291,566,619

LIABILITIES

Current liabilities:
Accounts payable	$18,983,471	$20,502,823
Accrued expenses	18,864,101	27,433,944
Total current liabilities	37,847,572	47,936,767

Notes payable and revolving credit facility	164,918,796	164,915,478
Deferred income taxes and other liabilities	32,347,845	32,026,464
Total liabilities	235,114,213	244,878,709

STOCKHOLDER’S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	51,018,545	51,010,425
Accumulated deficit	(3,906,265)	(4,322,515)
Total stockholder’s equity	47,112,280	46,687,910

Total liabilities and stockholder’s equity	$282,226,493	$291,566,619

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$86,185,465	$86,150,229
Cost of sales	69,213,942	72,002,295
Gross profit	16,971,523	14,147,934
Selling and administrative expenses	10,165,933	10,053,446
Loss (gain) on disposition of fixed assets	36,744	(32,155)
Restructuring costs	66,374	2,149,601
Amortization of intangibles	473,822	2,357,016
Total operating expenses	10,742,873	14,527,908
Operating income (loss)	6,228,650	(379,974)
Other (income) expense:
Interest expense	4,658,166	4,712,528
Interest income	(73,854)	(64,134)
Other, net	(59,668)	(163,764)
Total other expense	4,524,644	4,484,630
Income (loss) before income taxes	1,704,006	(4,864,604)
Income tax provision (benefit)	814,480	(2,309,653)
Net income (loss)	$889,526	$(2,554,951)

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Unaudited)

	March 31,	March 31,
	2007	2006
Cash flows used in operating actvities:
Net income (loss)	$889,526	$(2,554,951)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	3,899,917	4,223,067
Amortization of intangible assets	473,822	2,357,016
Impairment of goodwill
Provision (credit) for doubtful accounts	18,142	(35,518)
Provision for inventory realizability and LIFO value	4,763	105,809
Stock-based compensation	8,120	5,600
Amortization of deferred financing costs and debt discount, included in interest expense	376,809	415,680
Deferred income tax benefit	(166,597)	(1,024,544)
Loss (gain) on disposition of fixed assets	36,744	(32,155)
Changes in operating assets and liabilities
Accounts receivable	(3,319,659)	182,674
Inventories	2,552,794	(5,017,253)
Other current assets	95,734	(14,509)
Refundable income taxes	602,931	(1,395,704)
Other assets	915,273	(161,365)
Accounts payable	312,821	5,180,137
Accrued expenses	(4,322,730)	(1,306,673)
Accrued interest	(4,247,113)	(4,241,233)
Other liabilities	(273,937)	51,465
Net cash used in operating activities	(2,142,640)	(3,262,457)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(4,621,911)	(8,210,931)
Proceeds from sale of fixed assets	45,300	36,250
Advances paid to parent company	(235,250)	—
Net cash used in investing activities	(4,811,861)	(8,174,681)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	6,847,000	12,585,633
Repayment of revolving line of credit	(6,847,000)	(8,785,000)
Net cash provided by financing activities	—	3,800,633

Net decrease in cash and cash equivalents	(6,954,501)	(7,636,505)

Cash and cash equivalents at beginning of period	7,800,258	7,962,406

Cash and cash equivalents at end of period	$845,757	$325,901

Non-cash investing and financing activities:
Asset additions in accounts payable	$745,158	$472,570

The accompanying notes are an integral part of the consolidated financial statements.

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of March 31, 2007 and our results of operations for the three month periods ended March 31, 2007 and 2006 and our cash flows for the three month periods ended March 31, 2007 and 2006. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10–K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the first quarter of 2007, we made changes to our organizational structure which impacted our reportable segments. These changes did not impact our consolidated financial position, results of operations or cash flows. See Note 5 for additional information regarding the changes in reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis.

Within the financial tables in this Form 10-Q, some columns and rows may not add due to the use of rounded numbers for disclosure purposes.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. We are currently evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

2.     Inventory

Components of net inventories at March 31, 2007 and December 31, 2006 were as follows:

(in thousands)	March 31, 2007	December 31, 2006
Work–in–process	$7,752	$8,967
Raw materials (principally paper)	8,758	10,101
	16,510	19,068
Excess of current costs over LIFO inventory value	(110)	(110)
Net inventory	$16,400	$18,958

3.     Notes Payable and Revolving Credit Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $104.1 million and $104.0 million as of March 31, 2007 and December 31, 2006, respectively.

On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $60.8 million and $60.9 million as of March 31, 2007 and December 31, 2006, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Concurrent with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrently with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of March 31, 2007, we had no borrowings outstanding under the Revolver, had unused amounts available of $28.1 million and had $1.9 million in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The Revolver contains various covenants, including provisions that prohibit us from incurring and prepaying other indebtedness and places restrictions on our ability to pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of March 31, 2007.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

4.     Accrued Expenses

Accrued expenses as of March 31, 2007 and December 31, 2006 consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Payroll and related expenses	$3,777	$4,675
Profit sharing accrual	1,029	2,227
Accrued interest	2,128	6,375
Customer prepayments	5,449	7,182
Deferred revenue	1,826	1,334
Self–insured health and workers’ compensation accrual	2,569	2,728
Other	2,086	2,913
Total	$18,864	$27,434

5.     Business Segments

We are a specialty printer in the United States offering a full range of printing and value–added support services for the journal, magazine, book, catalog and article reprint markets. As discussed in Note 1, in the first quarter of 2007, we made changes to our organizational structure that impacted our reportable segments. The “Short-run Journals” and the “Other Publications” segments were reorganized. Our business is now comprised of three operating segments: two of the segments are newly created, “Publications” and “Books.” Our third segment, “Specialty Catalogs,” was not impacted by these changes. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services and United Litho. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We created the position of Group President, Publication Services, to manage our journal and magazine business. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 300,000 and 10,000,000 copies.

The accounting policies of the operating segments are the same as those described in Note 3 “Summary of Significant Accounting Policies” in the consolidated financial statements in our most recent Annual Report on Form 10–K for the year ended December 31, 2006. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses and the amortization of a non–compete agreement with our former Chairman of the Board, are not allocated to the segments. Our customer base resides in the continental United States and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had one customer which accounted for 12.2% and 13.9% of total net sales for the three month periods ended March 31, 2007 and 2006, respectively. Net sales for this customer are reported in the Specialty Catalogs segment.

The following table provides segment information as of March 31, 2007 and 2006 and for the three month periods then ended:

	Three months ended March 31,
(in thousands)	2007	2006

Net sales
Publications	$44,166	$46,046
Specialty catalogs	27,443	26,393
Books	14,599	13,947
Intersegment sales elimination	(23)	(236)
Consolidated total	$86,185	$86,150

Operating income (loss)
Publications	$4,551	$(856)
Specialty catalogs	1,101	29
Books	1,208	917
Corporate expenses	(631)	(470)
Consolidated total	$6,229	$(380)

	March 31,	December 31,
	2007	2006
Assets
Publications	$169,576	$172,993
Specialty catalogs	66,317	69,335
Books	46,161	48,058
Corporate	172	1,181
Consolidated total	$282,226	$291,567

A reconciliation of total segment operating income (loss) to consolidated income (loss) before income taxes is as follows:

	Three months ended March 31,
(in thousands)	2007	2006

Total operating income (loss) (as shown above)	$6,229	$(380)

Interest expense	(4,658)	(4,713)
Interest income	74	64
Other, net	59	164
Income (loss) before income taxes	$1,704	$(4,865)

6.              Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Upon adoption of FIN 48, we recognized a $473,276 decrease in our retained earnings balance and a $276,032 increase in goodwill. At the date of adoption of FIN 48, our gross unrecognized tax benefits were $1.2 million. Of this total, $0.3 million, net of federal and state benefits, represents the amount of unrecognized tax benefits that, if recognized, would have a favorable impact on the effective tax rate.

We continue to recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. As of January 1, 2007, accrued interest and penalties, net of allowable tax deductions, were $0.4 million. Of this total, $0.3 million would have a favorable impact on tax expense.

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

The unrecognized tax benefit and related interest and penalty balances at January 1, 2007 include $0.6 million, net of federal and state benefits, related to the tax treatment of transaction costs in prior years which are reasonably possible to change within the next twelve months due to statute expirations.

During the first quarter, gross unrecognized tax benefits increased approximately $27,000 for previously unrecognized positions. Interest and penalties, net of federal and state benefits, recorded during the first quarter of 2007 for unrecognized tax positions primarily related to prior years was $0.1 million.

Our effective income tax rate was 47.8% for the three month period ended March 31, 2007 and 47.5% for the three month period ended March 31, 2006.

7.              Related Party Transactions

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.1 million in such fees for the three month periods ended March 31, 2007 and March 31, 2006, respectively.

8.              Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9.              Restructuring and Other Exit Costs

Due to trends in the short-run journal market and the high capital investment necessary to maintain two manufacturing facilities serving the same market, our Board of Directors, on December 15, 2005, approved a restructuring plan to consolidate all short-run journal printing operations into one site. During the first quarter of 2006, we consolidated the printing of short-run journals at The Sheridan Press in Hanover, Pennsylvania and closed the Capital City Press facility in Berlin, Vermont. Approximately 200 positions were eliminated as a result of the closure. Of the 200 employees affected, approximately 45 Publication Services employees were offered jobs with one of our subsidiaries, Dartmouth Journal Services.

We recorded $0.1 million of restructuring costs in the first quarter of 2007 related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs.  The Company estimates an additional $0.1 million of charges resulting in future cash expenditures will be charged during fiscal year 2007 related to the restructuring.  We recorded $2.1 million of restructuring costs in the first quarter of 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs.  Total restructuring costs, including charges of $0.4 million recorded in 2005, are projected to be $3.3 million. There were no restructuring liabilities outstanding as of March 31, 2007 or December 31, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Annual Report on Form 10–K for the fiscal year ended December 31, 2006. References to the “Company” refer to The Sheridan Group, Inc. The terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of the Company and all of its subsidiaries.

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

In the event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our most recent Annual Report on Form 10–K for the year ended December 31, 2006, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self–insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

Results of Operations

In the first quarter of 2007, we made changes to our organizational structure that impacted our reportable segments. The “Short-run Journals” and the “Other Publications” segments were reorganized.  Our business is now comprised of three operating segments: two of the segments are newly created, “Publications” and “Books.” Our third segment, “Specialty Catalogs,” was not impacted by these changes. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services and United Litho. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We created the position of Group President, Publication Services, to manage our journal and magazine business. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press is focused on catalog merchants that require run lengths between 300,000 and 10,000,000 copies.

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. This table should be read in conjunction with the commentary that follows it.

					Percent of revenue
	Three months ended March 31,		Increase (decrease)		Three months ended March 31,
(in thousands)	2007	2006	Dollars	Percentage	2007	2006

Net sales
Publications	$44,166	$46,046	$(1,880)	(4.1)%	51.3%	53.4%
Specialty catalogs	27,443	26,393	1,050	4.0%	31.8%	30.6%
Books	14,599	13,947	652	4.7%	16.9%	16.2%
Intersegment sales elimination	(23)	(236)	213	90.3%	(0.0)%	(0.2)%
Total net sales	$86,185	$86,150	$35	0.0%	100.0%	100.0%

Cost of sales	69,214	72,002	(2,788)	(3.9)%	80.3%	83.6%

Gross profit	$16,971	$14,148	$2,823	20.0%	19.7%	16.4%

Selling and administrative expenses	$10,166	$10,053	$113	1.1%	11.8%	11.7%
Loss (gain) on disposition of fixed assets	36	(32)	68	nm	0.0%	(0.0)%
Restructuring costs	66	2,150	(2,084)	(96.9)%	0.1%	2.5%
Amortization of intangibles	474	2,357	(1,883)	(79.9)%	0.6%	2.7%
Total operating expenses	$10,742	$14,528	$(3,786)	(26.1)%	12.5%	16.9%

Operating income (loss)
Publications	$4,551	$(856)	$5,407	nm	10.3%	(1.9)%
Specialty catalogs	1,101	29	1,072	nm	4.0%	0.1%
Books	1,208	917	291	31.7%	8.3%	6.6%
Corporate expenses	(631)	(470)	(161)	(34.3)%	N/A	N/A
Total operating income (loss)	$6,229	$(380)	$6,609	nm	7.2%	(0.4)%

Other (income) expense
Interest expense	$4,658	$4,713	$(55)	(1.2)%	5.4%	5.5%
Interest income	(74)	(64)	(10)	(15.6)%	(0.1)%	(0.1)%
Other, net	(59)	(164)	105	64.0%	(0.1)%	(0.2)%
Total other expense	$4,525	$4,485	$40	0.9%	5.2%	5.2%

Income (loss) before income taxes	$1,704	$(4,865)	$6,569	nm	2.0%	(5.6)%

Income tax provision (benefit)	814	(2,310)	3,124	nm	1.0%	(2.6)%

Net income (loss)	$890	$(2,555)	$3,445	nm	1.0%	(3.0)%

nm – not meaningful

Commentary:

Net sales for the first quarter of 2007 were virtually unchanged versus the first quarter of 2006. Net sales for the publications segment for the first quarter decreased $1.9 million or 4.1% compared with the same period a year ago due primarily to planned customer attrition as a result of the shutdown of the Capital City Press facility, which was completed during the first quarter of 2006. Net sales for the specialty catalogs segment increased $1.1 million or 4.0% compared with the same period a year ago primarily due to work awarded to us by new customers and additional volume from certain existing customers. Net sales for the books segment increased $0.7 million or 4.7% in the first quarter primarily due to new work awarded to us in the book market.

Gross profit for the first quarter of 2007 increased by $2.8 million or 20.0% compared to the first quarter of 2006. Gross margin of 19.7% of net sales for the first quarter of 2007 reflected a 3.3 margin point increase versus the first quarter of 2006. The gross profit and margin increases were attributable primarily to increased sales and improved cost control in the specialty catalogs segment and lower wages, employee benefits, outside contractor and depreciation costs realized as a result of the shutdown of Capital City Press.

Restructuring costs were recorded as a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals market and the capital investment required for maintaining two facilities serving the same market. The $0.1 million of restructuring costs recorded in the first quarter of 2007 related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs. The $2.1 million of restructuring costs recorded in the first quarter of 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs. We estimate an additional $0.1 million of restructuring charges resulting in future cash expenditures will be charged in 2007, related to the shutdown. Total restructuring costs, including charges recorded in 2005, are projected to be $3.3 million.

Amortization expense for the first quarter of 2007 decreased $1.9 million versus the same period a year ago.  The first quarter of 2006 included a $1.9 million charge associated with accelerated amortization on an intangible asset, the Capital City Press trade name, which was disposed of as a result of the shutdown of Capital City Press.

Operating income of $6.2 million for the first quarter of 2007 represented a $6.6 million increase as compared to an operating loss of $0.4 million for the first quarter of 2006. This increase was due primarily to the cost savings realized as a result of the shutdown of the Capital City Press facility and lower restructuring costs and amortization expense during the first quarter of 2007 versus the same period a year ago. Operating income of $4.6 million for the publications segment for the first quarter of 2007 represented  a $5.4 million increase as compared to an operating loss of  $0.8 million for the same period in 2006 primarily due to the cost savings realized as a result of the shutdown of  the Capital City Press facility and lower restructuring costs and amortization expense during the first quarter of 2007 versus the same period a year ago. Operating income for the specialty catalogs segment increased by $1.1 million for the first quarter of 2007 as compared to the same period in 2006 due primarily to increases in sales and lower paper waste and energy costs. Operating income of $1.2 million for the books segment for the first quarter of 2007 represented a $0.3 million increase as compared to the same period in 2006 primarily due to increased sales partially offset by incremental production costs.

Income before income taxes of $1.7 million for the first quarter of 2007 represented a $6.6 million increase as compared to the same period last year. The increase was due primarily to the cost savings realized as a result of the shutdown of the Capital City Press facility and lower restructuring costs and amortization expense during the first quarter of 2007 versus the same period a year ago.

Our effective income tax rate was 47.8% for the first quarter of 2007 compared to 47.5% for the same period in 2006.

Net income of $0.9 million for the first quarter of 2007 represented a $3.5 million increase as compared to a net loss of $2.6 million for the first quarter of 2006. Our increased operating income of $6.6 million was partially offset by a $3.1 million increase in income tax expense.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $2.1 million for the first three months of 2007 compared to $3.2 million for the first three months of 2006. This $1.1 million improvement was primarily the result of the $3.5 million increase in net income offset by a decrease in non-cash charges of $1.4 million and a decrease caused by working capital changes of $1.0 million. The decrease in non-cash charges consisted primarily of lower depreciation and amortization in the first quarter of 2007 as compared to the same period in 2006 as a result of the shutdown of Capital City Press in the first three months of 2006. The decline due to working capital changes was caused by:

•                  accounts receivable levels at the end of the first quarter of 2007 were higher than the end of 2006 because sales activity was heavier during the latter part of the first quarter of 2007 and the cash had yet to be collected, whereas accounts receivable levels decreased during the first quarter of 2006;

•                  the timing of certain tax and vendor payments during the first quarter of 2007 as compared to the first quarter of 2006.

These increases in cash used were partially offset by:

•                  inventory levels at the end of the first quarter of 2007 were lower than the end of 2006, whereas a significant amount of cash was used to fund inventory growth during the first quarter of 2006.

We had cash of $0.8 million as of March 31, 2007 compared to $7.8 million as of December 31, 2006. For the three months ended March 31, 2007, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Investing Activities

Net cash used in investing activities was $4.8 million for the first three months of 2007 compared to $8.2 million for the first three months of 2006. This $3.4 million decrease in cash used was the result of lower capital spending in the first quarter of 2007 as compared to the same period last year partially offset by advances paid to our parent company in the first quarter of 2007 to fund due diligence efforts related to a potential acquisition by it. We anticipate that the advances will be repaid during 2007.

Financing Activities

There was no cash provided by financing activities for the first three months of 2007 compared to $3.8 million for the first three months of 2006. The 2006 amount was due to net borrowings on our working capital facility. There were no such borrowings outstanding as of March 31, 2007.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2007 will total about $10.8 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of March 31, 2007, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

The terms of our $30 million working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re–borrow such advances until the May 2009 maturity date. As of March 31, 2007, we had unused amounts available of $28.1 million and had $1.9 million in outstanding letters of credit.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $36.0 million. For the twelve months ended March 31, 2007, our interest coverage ratio was 2.58 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $44.4 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

WCF EBITDA calculated pursuant to the working capital facility is defined as net income (loss) before interest expense, income taxes, depreciation, amortization, management fees (as defined in the management agreement) and other non–cash charges (including all fees and costs relating to the transactions contemplated by the working capital facility) as defined in the working capital facility. WCF EBITDA calculated pursuant to the working capital facility is a non-GAAP measure and not an indicator of financial performance or liquidity under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flows from operating activities or other traditional indicators of operating performance or liquidity.

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the three month periods ended March 31, 2007 and 2006 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended March 31, 2007 includes the amounts presented in the following table as well as the amounts from the second, third and fourth quarters of 2006.

	Three Months Ended March 31,
	2007	2006

Net cash used in operating activities	$(2,143)	$(3,262)

Accounts receivable	3,320	(183)
Inventories	(2,553)	5,017
Other current assets	(95)	15
Refundable income taxes	(603)	1,396
Other assets	(915)	161
Accounts payable	(313)	(5,180)
Accrued expenses	4,323	1,307
Accrued interest	4,247	4,241
Other liabilities	274	(52)
(Provision) credit for doubtful accounts	(18)	36
Deferred income tax benefit	167	1,025
Provision for inventory realizability and LIFO value	(5)	(106)
(Loss) gain on disposition of fixed assets, net	(37)	32
Income tax provision (benefit)	814	(2,310)
Cash interest expense	4,281	4,296
Management fees	221	131
Non cash adjustments:
Decrease (increase) in market value of investments	6	(49)
Amortization of prepaid lease costs	21	21
Loss on disposition of fixed assets	62	4
Restructuring costs	66	2,150

Working Capital Facility EBITDA	$11,120	$8,690

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

Contractual Obligations

The following table summarizes the Company’s future minimum non—cancellable contractual obligations as of March 31, 2007:

	Remaining Payments Due by Period
			2008 to	2010 to	2012 and
(in thousands)	Total	2007	2009	2011	beyond

Long term debt, including interest (1)	$234,764	$8,456	$33,825	$192,483	$—
Operating leases	9,487	3,358	5,266	856	7
Purchase obligations (2)	8,100	7,272	825	2	—
Other long-term obligations (3)	1,102	185	451	302	164

Total	$253,453	$19,271	$40,367	$193,643	$171

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

Off Balance Sheet Arrangements

At March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. We are currently evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in the three months ended March 31, 2007 and 2006 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any borrowings under our working capital facility. During the first three months of 2007, we had borrowings under our working capital facility and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the three months ended March 31, 2007. All of our other debt carries fixed interest rates.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time, we are party to various legal actions in the ordinary course of our business. In our opinion, these matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

The Sheridan Group, Inc.
Registrant

		By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	May 15, 2007