Form 10-Q
period 2007-06-30
SHERIDAN GROUP INC
filed 2007-08-13
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM  10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

There was 1 share of Common Stock outstanding as of August 13, 2007.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended June 30, 2007

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$9,080,478	$7,800,258
Accounts receivable, net of allowance for doubtful accounts of $1,630,875 and $1,951,420, respectively	34,140,772	31,150,309
Due from parent company	281,867	226,147
Inventories, net	16,277,331	18,957,879
Other current assets	5,108,368	5,847,061
Refundable income taxes	439,500	437,504
Total current assets	65,328,316	64,419,158

Property, plant and equipment, net	126,630,836	129,665,739
Intangibles, net	41,760,871	42,985,424
Goodwill	44,973,832	44,697,800
Deferred financing costs, net	4,586,239	5,324,014
Other assets	3,711,714	4,474,484

Total assets	$286,991,808	$291,566,619

LIABILITIES

Current liabilities:
Accounts payable	$18,239,151	$20,502,823
Accrued expenses	23,076,808	27,433,944
Total current liabilities	41,315,959	47,936,767

Notes payable and revolving credit facility	164,922,262	164,915,478
Deferred income taxes and other liabilities	32,637,145	32,026,464
Total liabilities	238,875,366	244,878,709

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at June 30, 2007 and December 31, 2006	-	-
Additional paid-in capital	51,027,637	51,010,425
Accumulated deficit	(2,911,195)	(4,322,515)
Total stockholder's equity	48,116,442	46,687,910

Total liabilities and stockholder's equity	$286,991,808	$291,566,619

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$82,182,016	$80,750,696	$168,367,481	$166,900,925

Cost of sales	65,206,588	64,399,896	134,420,530	136,402,191

Gross profit	16,975,428	16,350,800	33,946,951	30,498,734

Selling and administrative expenses	10,265,336	9,546,637	20,431,269	19,600,083
(Gain) loss on disposition of fixed assets	(20,780)	200,131	15,964	167,976
Restructuring costs	-	517,109	66,374	2,666,710
Amortization of intangibles	470,834	475,019	944,656	2,832,035

Total operating expenses	10,715,390	10,738,896	21,458,263	25,266,804

Operating income	6,260,038	5,611,904	12,488,688	5,231,930

Other (income) expense:
Interest expense	4,655,251	4,710,505	9,313,417	9,423,033
Interest income	(93,387)	(32,293)	(167,241)	(96,427)
Other, net	(181,331)	141,391	(240,999)	(22,373)

Total other expense	4,380,533	4,819,603	8,905,177	9,304,233

Income (loss) before income taxes	1,879,505	792,301	3,583,511	(4,072,303)

Income tax provision (benefit)	884,435	267,728	1,698,915	(2,041,925)

Net income (loss)	$995,070	$524,573	$1,884,596	$(2,030,378)

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)

	June 30, 2007	June 30, 2006
Cash flows provided by operating actvities:
Net income (loss)	$1,884,596	$(2,030,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	7,925,556	7,901,418
Amortization of intangible assets	944,656	2,832,035
Provision for doubtful accounts	31,835	174,693
Provision for inventory realizability and LIFO value	4,763	35,960
Stock-based compensation	17,212	13,500
Amortization of deferred financing costs and debt discount, included in interest expense	744,559	821,235
Deferred income tax benefit	(198,418)	(2,021,794)
Loss on disposition of fixed assets	15,964	167,976
Changes in operating assets and liabilities
Accounts receivable	(3,022,298)	(4,250,970)
Inventories	2,675,785	(5,521,788)
Other current assets	698,991	755,113
Refundable income taxes	387,004	(1,525,135)
Other assets	653,667	131,655
Accounts payable	117,306	3,049,924
Accrued expenses	(4,331,718)	6,832,953
Accrued interest	(25,418)	(25,187)
Other liabilities	99,493	(183,086)
Net cash provided by operating activities	8,623,535	7,158,124

Cash flows used in investing activities:
Purchases of property, plant and equipment	(7,373,638)	(14,308,115)
Proceeds from sale of fixed assets	86,043	408,271
Advances paid to parent company	(55,720)	-
Net cash used in investing activities	(7,343,315)	(13,899,844)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	6,847,000	22,473,068
Repayment of revolving line of credit	(6,847,000)	(22,473,068)
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	1,280,220	(6,741,720)

Cash and cash equivalents at beginning of period	7,800,258	7,962,406

Cash and cash equivalents at end of period	$9,080,478	$1,220,686

Non-cash investing and financing activities
Asset additions in accounts payable	$196,353	$926,757

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of June 30, 2007 and our results of operations for the three and six month periods ended June 30, 2007 and 2006 and our cash flows for the six month periods ended June 30, 2007 and 2006. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10–K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.	Inventory

Components of net inventories at June 30, 2007 and December 31, 2006 were as follows:

Index

(in thousands)	June 30, 2007	December 31, 2006
Work–in–process	$7,632	$8,967
Raw materials (principally paper)	8,755	10,101
	16,387	19,068
Excess of current costs over LIFO inventory value	(110)	(110)
Net inventory	$16,277	$18,958

3.	Notes Payable and Revolving Credit Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $104.1 million and $104.0 million as of June 30, 2007 and December 31, 2006, respectively.

On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $60.8 million and $60.9 million as of June 30, 2007 and December 31, 2006, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Concurrent with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrently with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of June 30, 2007, we had no borrowings outstanding under the Revolver, had unused amounts available of $27.8 million and had $1.6 million in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The Revolver contains various covenants, including provisions that prohibit us from incurring and prepaying other indebtedness and places restrictions on our ability to pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of June 30, 2007.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

Index

4.	Accrued Expenses

Accrued expenses as of June 30, 2007 and December 31, 2006 consisted of the following:

(in thousands)	June 30, 2007	December 31,2006
Payroll and related expenses	$4,413	$4,675
Profit sharing accrual	1,402	2,227
Accrued interest	6,350	6,375
Customer prepayments	5,001	7,182
Deferred revenue	947	1,334
Self–insured health and workers’ compensation accrual	2,517	2,728
Other	2,447	2,913
Total	$23,077	$27,434

5.	Business Segments

We are a specialty printer in the United States offering a full range of printing and value–added support services for the journal, magazine, book, catalog and article reprint markets. As discussed in Note 1, in the first quarter of 2007, we made changes to our organizational structure that impacted our reportable segments. The “Short-run Journals” and the “Other Publications” segments were reorganized. Our business is now comprised of three operating segments: two of the segments are newly created, “Publications” and “Books.” Our third segment, “Specialty Catalogs,” was not impacted by these changes. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services and United Litho. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We created the position of Group President, Publication Services, to manage our journal and magazine business. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 300,000 and 10,000,000 copies.

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

We have a customer which accounted for 11.1% and 11.7% of total net sales for the three and six month periods ended June 30, 2007. This customer accounted for 11.2% and 12.6% of total net sales for the three and six month periods ended June 30, 2006. Net sales for this customer are reported in the Specialty Catalogs segment.  We have another customer which accounted for 10.4% of total net sales for the three month period ended June 30, 2007 but accounted for less than 10% of total net sales for the six month period ended June 30, 2007. This customer accounted for 10.3% and 10.0% of total net sales for the three and six month periods ended June 30, 2006. Net sales for this customer are reported in the Publications and Books segments.

The following table provides segment information as of June 30, 2007 and 2006 and for the three and six month periods then ended:

Index

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
(in thousands)

Net sales
Publications	$46,586	$45,423	$90,752	$91,469
Specialty catalogs	20,968	20,651	48,411	47,044
Books	14,651	14,762	29,250	28,709
Intersegment sales elimination	(23)	(85)	(46)	(321)
Consolidated total	$82,182	$80,751	$168,367	$166,901

Operating income
Publications	$5,937	$5,590	$10,488	$4,734
Specialty catalogs	(204)	(882)	897	(853)
Books	1,346	1,164	2,554	2,081
Corporate expenses	(819)	(260)	(1,450)	(730)
Consolidated total	$6,260	$5,612	$12,489	$5,232

	June 30,	December 31,
	2007	2006
Assets
Publications	$173,758	$172,993
Specialty catalogs	65,597	69,335
Books	47,851	48,058
Corporate	(214)	1,181
Consolidated total	$286,992	$291,567

A reconciliation of total segment operating income (loss) to consolidated income (loss) before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006

Total operating income (as shown above)	$6,260	$5,612	$12,489	$5,232

Interest expense	(4,655)	(4,711)	(9,313)	(9,423)
Interest income	93	33	167	97
Other, net	182	(142)	241	22

Income (loss) before income taxes	$1,880	$792	$3,584	$(4,072)

6.	Income Taxes

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

Index

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

Interest and penalties, net of federal and state benefits, recorded during the first six months of 2007 for unrecognized tax positions primarily related to prior years was $0.2 million.

Our effective income tax rate was 47.1% and 33.8% for the second quarter of 2007 and 2006, respectively, and 47.4% and 50.1% for the first six months of 2007 and 2006, respectively. Our effective income tax rates are affected by the change in the mix of income attributed to the various states in which we do business.

7.	Related Party Transactions

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.4 million in such fees for the three and six month periods ended June 30, 2007, respectively and $0.2 million and $0.3 million for the three and six month periods ended June 30, 2006, respectively.

During 2006 and 2007, we advanced $281,867 to our sole shareholder, TSG Holdings Corp. (“Holdings”), to fund due diligence efforts related to an acquisition by Holdings. We anticipate that this advance will be repaid during 2007.

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

We recorded a negligible amount of restructuring costs for the six month period ended June 30, 2007.  The costs related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs and were partially offset by a $0.1 million reduction in the reserve for potential workers’ compensation claims related to Capital City Press recorded in the second quarter of 2007. We estimate an additional $0.1 million of charges resulting in future cash expenditures will be charged during fiscal year 2007 related to the restructuring.  We recorded $0.5 million and $2.7 million of restructuring costs for the three and six month periods ended June 30, 2006, related primarily to guaranteed severance payments, employee health benefits and other one-time costs. Total restructuring costs, including charges of $0.4 million recorded in 2005, are projected to be $3.3 million. There were no restructuring liabilities outstanding as of June 30, 2007 or December 31, 2006.

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

Index

Forward–Looking Statements

This Quarterly Report on Form 10–Q includes “forward–looking statements.”  Forward–looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

—	our liquidity and capital resources;

—	competitive pressures and trends in the printing industry;

—	prevailing interest rates;

—	legal proceedings and regulatory matters;

—	general economic conditions;

—	predictions of net sales, expenses or other financial items;

—	future operations, financial condition and prospects; and

—	our plans, objectives, strategies and expectations for the future.

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

Index

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

Results of Operations

In the first quarter of 2007, we made changes to our organizational structure that impacted our reportable segments. The “Short-run Journals” and the “Other Publications” segments were reorganized.  Our business is now comprised of three operating segments: two of the segments are newly created, “Publications” and “Books.” Our third segment, “Specialty Catalogs,” was not impacted by these changes. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services and United Litho. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We created the position of Group President, Publication Services, to manage our journal and magazine business. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 300,000 and 10,000,000 copies.

The following tables set forth, for the periods indicated, information derived from our condensed consolidated statements of operations, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. These tables should be read in conjunction with the commentary that follows them.

Index

Three months ended June 30:

					Percent of revenue
	Three months ended June 30,		Increase (decrease)		Three months ended June 30,
(in thousands)	2007	2006	Dollars	Percentage	2007	2006

Net sales
Publications	$46,586	$45,423	$1,163	2.6%	56.7%	56.2%
Specialty catalogs	20,968	20,651	317	1.5%	25.5%	25.6%
Books	14,651	14,762	(111)	(0.8%)	17.8%	18.3%
Intersegment sales elimination	(23)	(85)	62	nm	(0.0%)	(0.1%)
Total net sales	$82,182	$80,751	$1,431	1.8%	100.0%	100.0%

Cost of sales	65,206	64,400	806	1.3%	79.3%	79.8%

Gross profit	$16,976	$16,351	$625	3.8%	20.7%	20.2%

Selling and administrative expenses	$10,265	$9,547	$718	7.5%	12.5%	11.8%
(Gain) loss on sale of fixed assets	(20)	200	(220)	nm	(0.0%)	0.2%
Restructuring costs	-	517	(517)	nm	-	0.6%
Amortization of intangibles	471	475	(4)	(0.8%)	0.6%	0.6%
Total operating expenses	$10,716	$10,739	$(23)	(0.2%)	13.1%	13.3%

Operating income
Publications	$5,937	$5,590	$347	6.2%	12.7%	12.3%
Specialty catalogs	(204)	(882)	678	nm	(1.0%)	(4.3%)
Books	1,346	1,164	182	15.6%	9.2%	7.9%
Corporate expenses	(819)	(260)	(559)	(215.0%)	N/A	N/A
Total operating income	$6,260	$5,612	$648	11.5%	7.6%	6.9%

Other (income) expense
Interest expense	$4,655	$4,711	$(56)	(1.2%)	5.6%	5.8%
Interest income	(93)	(33)	(60)	nm	(0.1%)	(0.0%)
Other, net	(182)	142	(324)	nm	(0.2%)	0.2%
Total other expense	$4,380	$4,820	$(440)	(9.1%)	5.3%	6.0%

Income before income taxes	1,880	792	1,088	137.3%	2.3%	1.0%

Income tax provision	885	268	617	230.2%	1.1%	0.4%

Net income	$995	$524	$471	89.7%	1.2%	0.6%
__________________________

nm – not meaningful

Commentary:

Net sales for the second quarter of 2007 increased $1.4 million or 1.8% versus the second quarter of 2006. Net sales for the publications segment for the second quarter increased $1.2 million or 2.6% compared with the same period a year ago due primarily to magazine work awarded to us by new and existing customers and journal work awarded to us by existing customers.  Net sales for the specialty catalogs segment increased $0.3 million or 1.5% compared with the same period a year ago primarily due to work awarded to us by new customers and additional volume from existing customers. Net sales for the books segment decreased slightly from the same period a year ago.

Index

Gross profit for the second quarter of 2007 increased by $0.6 million or 3.8% compared to the second quarter of 2006. Gross margin of 20.7% of net sales for the second quarter of 2007 reflected a 0.5 margin point increase versus the second quarter of 2006. The gross profit and margin increases were attributable primarily to increased sales and lower energy costs in the specialty catalogs segment.

Selling and administrative expenses for the second quarter of 2007 increased by $0.7 million or 7.5% compared to the second quarter of 2006. The increase was due primarily to increases in salary expense in connection with our deferred compensation plan and increased bonus accruals due to improved profitability as compared to the same period a year ago.

Restructuring costs were recorded as a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals market and the capital investment required for maintaining two facilities serving the same market. Restructuring costs recorded in the second quarter of 2007 were offset by a $0.1 million reduction in the reserve for potential workers’ compensation claims related to the Capital City Press facility. This offset approximately $0.1 million of restructuring costs related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs.  The $0.5 million of restructuring costs recorded in the second quarter of 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs. We estimate an additional $0.1 million of restructuring charges will be incurred in 2007 related to the shutdown.

Operating income of $6.2 million for the second quarter of 2007 represented a $0.6 million or 11.5% increase as compared to operating income of $5.6 million for the second quarter of 2006. This increase was due principally to increased sales and lower restructuring costs partially offset by incremental production and administrative costs versus the same period a year ago. Operating income of $5.9 million for the publications segment for the second quarter of 2007 represented a $0.3 million or 6.2% increase as compared to the same period in 2006 primarily due to increased sales and lower restructuring costs partially offset by incremental production costs versus the same period a year ago. The specialty catalogs segment incurred a $0.2 million operating loss for the second quarter of 2007, which reflected a $0.7 million improvement as compared to the same period in 2006.  This improvement was due primarily to increased sales, lower energy costs and the non-recurring impact of losses related to fixed asset disposals which occurred in the second quarter of 2006. Operating income of $1.3 million for the books segment for the second quarter of 2007 represented a $0.2 million or 15.6% increase as compared to the same period in 2006 primarily due to good cost management.

Other (income) expense was comprised of $0.2 million of income in the second quarter of 2007 compared to expense of $0.1 million in the second quarter of 2006. This change was due primarily to increases in the market value of investments maintained in deferred compensation funds.

Income before income taxes of $1.9 million for the second quarter of 2007 represented a $1.1 million increase as compared to the same period last year. The increase was due primarily to increased sales, lower restructuring costs and higher other income partially offset by incremental production and administrative costs.

Our effective income tax rate was 47.1% for the second quarter of 2007 compared to 33.8% for the same period in 2006. The change in our effective income tax rate was due primarily to a change in the mix of income attributed to the various states in which we do business.

Net income of $1.0 million for the second quarter of 2007 represented a $0.5 million increase as compared to net income of $0.5 million for the second quarter of 2006. The increase in net income was due primarily to increased sales, lower restructuring costs and an increase in other income partially offset by incremental production and administrative costs and increased income tax expense.

Index

Six months ended June 30

					Percent of revenue
	Six months ended June 30,		Increase (decrease)		Six months ended June 30,
(in thousands)	2007	2006	Dollars	Percentage	2007	2006

Net sales
Publications	$90,752	$91,469	$(717)	(0.8%)	53.9%	54.8%
Specialty catalogs	48,411	47,044	1,367	2.9%	28.7%	28.2%
Books	29,250	28,709	541	1.9%	17.4%	17.2%
Intersegment sales elimination	(46)	(321)	275	nm	(0.0%)	(0.2%)
Total net sales	$168,367	$166,901	$1,466	0.9%	100.0%	100.0%

Cost of sales	134,420	136,402	(1,982)	(1.5%)	79.8%	81.7%

Gross profit	$33,947	$30,499	$3,448	11.3%	20.2%	18.3%

Selling and administrative expenses	$20,431	$19,600	$831	4.2%	12.2%	11.7%
Loss on sale of fixed assets	16	168	(152)	(90.5%)	0.0%	0.1%
Restructuring costs	66	2,667	(2,601)	(97.5%)	0.0%	1.6%
Amortization of intangibles	945	2,832	(1,887)	(66.6%)	0.6%	1.7%
Total operating expenses	$21,458	$25,267	$(3,809)	(15.1%)	12.8%	15.1%

Operating income
Publications	$10,488	$4,734	$5,754	121.5%	11.6%	5.2%
Specialty catalogs	897	(853)	1,750	nm	1.9%	(1.8%)
Books	2,554	2,081	473	22.7%	8.7%	7.2%
Corporate expenses	(1,450)	(730)	(720)	(98.6%)	N/A	N/A
Total operating income	$12,489	$5,232	$7,257	138.7%	7.4%	3.2%

Other (income) expense
Interest expense	$9,313	$9,423	$(110)	(1.2%)	5.5%	5.7%
Interest income	(167)	(97)	(70)	nm	(0.1%)	(0.1%)
Other, net	(241)	(22)	(219)	nm	(0.1%)	(0.0%)
Total other expense	$8,905	$9,304	$(399)	(4.3%)	5.3%	5.6%

Income (loss) before income taxes	3,584	(4,072)	7,656	nm	2.1%	(2.4%)

Income tax provision (benefit)	1,699	(2,042)	3,741	nm	1.0%	(1.2%)

Net income (loss)	$1,885	$(2,030)	$3,915	nm	1.1%	(1.2%)
__________________________

nm – not meaningful

Index

Commentary:

Net sales for the first six months of 2007 increased by $1.5 million or 0.9% versus the first six months of 2006 due primarily to work awarded to us by new and existing customers. Net sales for the publications segment for the first six months of 2007 decreased by $0.7 million or 0.8% primarily due to planned customer attrition as a result of the shutdown of the Capital City Press facility, which was completed during the first quarter of 2006. Net sales for the specialty catalogs segment increased by $1.4 million or 2.9% for the first six months of 2007 compared with the same period a year ago primarily due to work awarded to us by new customers and additional volume from existing customers. Net sales for the books segment grew by $0.5 million or 1.9% for the first six months of 2007 primarily due to new work awarded to us by existing customers.

Gross profit for the first six months of 2007 increased by $3.4 million or 11.3% compared to the first six months of 2006. Gross margin of 20.2% of net sales for the first six months of 2007 reflected a 1.9 margin point increase versus the first six months of 2006. The gross profit and margin increases were attributable primarily to increased sales in the specialty catalogs and books segments, lower energy costs in the specialty catalogs segment and lower outsourcing, depreciation and personnel-related costs in the publications segments resulting from the shutdown of the Capital City Press facility in the first quarter of 2006.

Restructuring costs of $0.1 million were recorded in the first six months of 2007 as a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals business and the capital investment required for maintaining two facilities serving the same market. The restructuring costs related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs and were partially offset by a $0.1 million reduction in the reserve for potential workers’ compensation claims related to the Capital City Press facility. The $2.7 million of restructuring costs recorded in the first six months of 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs. We estimate an additional $0.1 million of restructuring charges resulting in future cash expenditures will be charged in 2007, related to the shutdown. Total restructuring costs, including charges recorded in 2005, are projected to be $3.3 million.

Amortization expense in the first six months of 2007 decreased $1.9 million compared to the first six months of 2006.  Amortization expense in the first six months of 2006 included a $1.9 million charge associated with accelerated amortization on an intangible asset, the Capital City Press trade name, which was disposed of as a result of the shutdown of Capital City Press.

Operating income of $12.5 million for the first six months of 2007 represented a $7.3 million increase compared to operating income of $5.2 million for the first six months of 2006. This increase was due principally to increased sales, lower energy costs for catalogs and the cost benefits realized from the shutdown of the Capital City Press facility. These cost benefits include lower restructuring and amortization costs as well as lower  personnel-related costs, outside contractor expenses and depreciation. Operating income of $10.5 million for the publications segment for the first six months of 2007 was $5.8 million higher than operating income for the same period in 2006 primarily due to the cost benefits realized from the shutdown of the Capital City Press facility.  Operating income of $0.9 million for the specialty catalogs segment for the first six months of 2007 represented a $1.8 million improvement for the specialty catalogs segment as compared to an operating loss of $0.9 million for the same period last year due primarily to increases in sales and lower energy costs. Operating income for the books segment of $2.5 million for the first six months of 2007 increased by $0.5 million as compared to the same period last year due primarily to increased sales.

Income before income taxes for the first six months of 2007 was $3.6 million, a $7.7 million increase as compared to a loss before income taxes of $4.1 million for the first six months of 2006. This was due primarily to the cost benefits realized from the shutdown of the Capital City Press facility, increased sales and lower energy costs for the catalogs segment.

Our effective income tax rate was 47.4% for the first six months of 2007 compared to 50.1% for the same period in 2006.

Net income for the first six months of 2007 of $1.9 million as compared to a net loss of $2.0 million for the first six months of 2006 was due primarily to the cost benefits realized from the shutdown of the Capital City Press facility, increased sales and lower energy costs for catalogs partially offset by increased income tax expense.

Index

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $8.6 million for the first six months of 2007 compared to $7.1 million for the first six months of 2006. This $1.5 million improvement was primarily the result of the $3.9 million increase in net income partially offset by a decrease in non-cash charges of $0.4 million and a decrease caused by working capital changes of $2.0 million. The decrease in non-cash charges consisted primarily of lower amortization in the first six months of 2007 as compared to the same period in 2006 as a result of the shutdown of the Capital City Press facility in the first quarter of 2006. The decline due to working capital changes was caused by the timing of vendor payments during the first six months of 2007 as compared to the first six months of 2006 partially offset by (i) inventory levels at the end of the second quarter of 2007, which were lower than the levels at the end of 2006 as a result of the implementation of  a just-in-time approach to purchasing inventory in our catalogs segment, and (ii) the timing of customer collections and tax payments during the first six months of 2007 as compared to the first six months of 2006.

We had cash of $9.1 million as of June 30, 2007 compared to $7.8 million as of December 31, 2006. For the six months ended June 30, 2007, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Investing Activities

Net cash used in investing activities was $7.3 million for the first six months of 2007 compared to $13.9 million for the first six months of 2006. This $6.6 million decrease in cash used was primarily the result of lower capital spending partially offset by a decrease in proceeds from the sale of fixed assets in the first six months of 2007 as compared to the same period last year.

Financing Activities

There was no cash provided by financing activities for the first six months of 2007 and 2006.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2007 will total about $7.8 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of June 30, 2007, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

The terms of our $30 million working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re–borrow such advances until the May 2009 maturity date. As of June 30, 2007, we had unused amounts available of $27.8 million and had $1.6 million in outstanding letters of credit.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $36.0 million. For the twelve months ended June 30, 2007, our interest coverage ratio was 2.62 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $45.0 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

Index

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

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the six month periods ended June 30, 2007 and 2006 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended June 30, 2007 includes the amounts presented in the following table as well as the amounts from the third and fourth quarters of 2006.

	Six Months Ended June 30,
	2007	2006

Net cash provided by operating activities	$8,624	$7,158

Accounts receivable	3,022	4,251
Inventories	(2,676)	5,522
Other current assets	(699)	(755)
Refundable income taxes	(387)	1,525
Other assets	(654)	(132)
Accounts payable	(117)	(3,050)
Accrued expenses	4,332	(6,833)
Accrued interest	26	25
Other liabilities	(99)	183
Provision for doubtful accounts	(32)	(175)
Deferred income tax benefit	199	2,022
Provision for inventory realizability and LIFO value	(4)	(36)
Loss on disposition of fixed assets, net	(16)	(168)
Income tax provision	1,699	(2,042)
Cash interest expense	8,569	8,602
Management fees	444	334
Non cash adjustments:
Decrease (increase) in market value of investments	10	(6)
Amortization of prepaid lease costs	42	42
Loss on disposition of fixed assets	66	214
Restructuring costs	66	2,667

Working Capital Facility EBITDA	$22,415	$19,348

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

Index

Contractual Obligations

The following table summarizes the Company’s future minimum non—cancellable contractual obligations as of June 30, 2007:

	Remaining Payments Due by Period
	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
(in thousands)

Long term debt, including interest (1)	$234,764	$8,456	$33,825	$192,483	$-
Operating leases	13,243	2,350	7,827	3,055	11
Purchase obligations (2)	10,707	8,477	2,230	-	-
Other long-term obligations (3)	1,040	123	451	302	164

Total	$259,754	$19,406	$44,333	$195,840	$175
_____________
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

Off Balance Sheet Arrangements

At June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Index

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in the three and six month periods ended June 30, 2007 and 2006 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any borrowings under our working capital facility. During the first six months of 2007, we had borrowings under our working capital facility and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the three and six month periods ended June 30, 2007. All of our other debt carries fixed interest rates.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to various legal actions in the ordinary course of our business. In our opinion, these matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Index

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc., and Robert M. Jakobe, Executive Vice President and Chief Financial Officer of The Sheridan Group, Inc.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	August 13, 2007