Form 10-Q
period 2007-09-30
SHERIDAN GROUP INC
filed 2007-11-13
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM  10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

There was 1 share of Common Stock outstanding as of November 13, 2007.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended September 30, 2007

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$6,411,962	$7,800,258
Accounts receivable, net of allowance for doubtful accounts of $1,627,010 and $1,951,420, respectively	38,785,058	31,150,309
Due from parent company	215,307	226,147
Inventories, net	17,465,837	18,957,879
Other current assets	5,595,458	5,847,061
Refundable income taxes	-	437,504
Total current assets	68,473,622	64,419,158

Property, plant and equipment, net	126,124,707	129,665,739
Intangibles, net	41,153,124	42,985,424
Goodwill	44,503,312	44,697,800
Deferred financing costs, net	4,230,915	5,324,014
Other assets	3,666,659	4,474,484

Total assets	$288,152,339	$291,566,619

LIABILITIES

Current liabilities:
Accounts payable	$21,957,682	$20,502,823
Accrued expenses	19,974,926	27,433,944
Income taxes payable	180,585	-
Total current liabilities	42,113,193	47,936,767

Notes payable and revolving credit facility	164,925,881	164,915,478
Deferred income taxes and other liabilities	31,691,278	32,026,464
Total liabilities	238,730,352	244,878,709

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at September 30, 2007 and December 31, 2006	-	-
Additional paid-in capital	51,035,595	51,010,425
Accumulated deficit	(1,613,608)	(4,322,515)
Total stockholder's equity	49,421,987	46,687,910

Total liabilities and stockholder's equity	$288,152,339	$291,566,619

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$85,355,621	$84,240,760	$253,723,102	$251,141,685

Cost of sales	68,245,507	66,476,198	202,666,037	202,878,389

Gross profit	17,110,114	17,764,562	51,057,065	48,263,296

Selling and administrative expenses	10,318,558	9,809,099	30,749,827	29,409,182
(Gain) loss on disposition of fixed assets	(56,909)	(27,754)	(40,945)	140,222
Restructuring costs	22,081	84,834	88,455	2,751,544
Amortization of intangibles	467,798	474,954	1,412,454	3,306,989

Total operating expenses	10,751,528	10,341,133	32,209,791	35,607,937

Operating income	6,358,586	7,423,429	18,847,274	12,655,359

Other (income) expense:
Interest expense	4,635,350	4,714,980	13,948,767	14,138,013
Interest income	(126,261)	(49,735)	(293,502)	(146,162)
Other, net	(2,204)	(99,013)	(243,203)	(121,386)

Total other expense	4,506,885	4,566,232	13,412,062	13,870,465

Income (loss) before income taxes	1,851,701	2,857,197	5,435,212	(1,215,106)

Income tax provision (benefit)	554,114	1,250,670	2,253,029	(791,255)

Net income (loss)	$1,297,587	$1,606,527	$3,182,183	$(423,851)

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Unaudited)

	September 30,	September 30,
	2007	2006
Cash flows provided by operating actvities:
Net income (loss)	$3,182,183	$(423,851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	11,888,183	11,513,694
Amortization of intangible assets	1,412,454	3,306,989
Provision for doubtful accounts	23,914	323,310
Provision for inventory realizability and LIFO value	35,120	29,315
Stock-based compensation	25,170	20,200
Amortization of deferred financing costs and debt discount, included in interest expense	1,103,502	1,216,940
Deferred income tax benefit	(429,689)	(2,274,250)
(Gain) loss on disposition of fixed assets	(40,945)	140,222
Changes in operating assets and liabilities
Accounts receivable	(7,658,663)	(5,618,604)
Inventories	1,456,922	(4,341,537)
Other current assets	(17,187)	(64,753)
Refundable income taxes	437,504	(507,008)
Other assets	644,171	48,704
Accounts payable	3,794,611	450,325
Accrued expenses	(3,229,481)	5,630,888
Accrued interest	(4,229,537)	(4,231,345)
Income tax payable	764,085	-
Other liabilities	84,505	(93,995)
Net cash provided by operating activities	9,246,822	5,125,244

Cash flows used in investing activities:
Purchases of property, plant and equipment	(11,084,507)	(19,539,939)
Proceeds from sale of fixed assets	438,549	2,015,503
Advances paid to parent company	10,840	-
Net cash used in investing activities	(10,635,118)	(17,524,436)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	6,847,000	36,530,307
Repayment of revolving line of credit	(6,847,000)	(31,736,000)
Net cash provided by financing activities	-	4,794,307

Net decrease in cash and cash equivalents	(1,388,296)	(7,604,885)

Cash and cash equivalents at beginning of period	7,800,258	7,962,406

Cash and cash equivalents at end of period	$6,411,962	$357,521

Non-cash investing and financing activities
Asset additions in accounts payable	$237,579	$402,366

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of September 30, 2007 and our results of operations for the three and nine month periods ended September 30, 2007 and 2006 and our cash flows for the nine month periods ended September 30, 2007 and 2006. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10–K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.	Inventory

Components of net inventories at September 30, 2007 and December 31, 2006 were as follows:

Index

(in thousands)	September 30, 2007	December 31, 2006
Work–in–process	$8,700	$8,967
Raw materials (principally paper)	8,876	10,101
	17,576	19,068
Excess of current costs over LIFO inventory value	(110)	(110)
Net inventory	$17,466	$18,958

3.	Notes Payable and Revolving Credit Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $104.2 million and $104.0 million as of September 30, 2007 and December 31, 2006, respectively.

On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60 million, priced to yield 9.86%, that mature August 15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $60.7 million and $60.9 million as of September 30, 2007 and December 31, 2006, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Concurrent with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrently with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of September 30, 2007, we had no borrowings outstanding under the Revolver, had unused amounts available of $28.6 million and had $1.4 million in outstanding letters of credit.

Borrowings under the Revolver are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The Revolver contains various covenants, including provisions that prohibit us from incurring and prepaying other indebtedness and places restrictions on our ability to pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of September 30, 2007.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

Index

4.	Accrued Expenses

Accrued expenses as of September 30, 2007 and December 31, 2006 consisted of the following:

(in thousands)	September 30,2007	December 31,2006
Payroll and related expenses	$4,732	$4,675
Profit sharing accrual	1,851	2,227
Accrued interest	2,146	6,375
Customer prepayments	5,270	7,182
Deferred revenue	1,024	1,334
Self–insured health and workers’ compensation accrual	2,240	2,728
Other	2,712	2,913
Total	$19,975	$27,434

5.	Business Segments

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

We have a customer which accounted for 11.3% and 11.5% of total net sales for the three and nine month periods ended September 30, 2007. This customer accounted for 12.4% and 12.5% of total net sales for the three and nine month periods ended September 30, 2006. Net sales for this customer are reported in the Specialty Catalogs segment. We have another customer which accounted for 10.0% of total net sales for the three and nine month periods ended September 30, 2006. Net sales for this customer are reported in the Publications and Books segments.

The following table provides segment information as of September 30, 2007 and 2006 and for the three and nine month periods then ended:

Index

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
(in thousands)

Net sales
Publications	$43,426	$43,216	$134,178	$134,685
Specialty catalogs	25,553	26,028	73,964	73,072
Books	16,415	15,013	45,665	43,722
Intersegment sales elimination	(38)	(16)	(84)	(337)
Consolidated total	$85,356	$84,241	$253,723	$251,142

Operating income
Publications	$4,189	$5,070	$14,677	$9,804
Specialty catalogs	1,077	1,372	1,974	519
Books	1,686	1,625	4,240	3,706
Corporate expenses	(593)	(644)	(2,044)	(1,374)
Consolidated total	$6,359	$7,423	$18,847	$12,655

	September 30,	December 31,
	2007	2006
Assets
Publications	$175,690	$172,993
Specialty catalogs	61,728	69,335
Books	47,070	48,058
Corporate	3,664	1,181
Consolidated total	$288,152	$291,567

A reconciliation of total segment operating income to consolidated income (loss) before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Total operating income (as shown above)	$6,359	$7,423	$18,847	$12,655

Interest expense	(4,635)	(4,715)	(13,949)	(14,138)
Interest income	126	50	294	146
Other, net	2	99	243	122

Income (loss) before income taxes	$1,852	$2,857	$5,435	$(1,215)

6.	Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Upon adoption of FIN 48, we recognized a $0.5 million decrease in our retained earnings balance and a $0.3 million increase in goodwill. At the date of adoption of FIN 48, our gross unrecognized tax benefits were $1.2 million. Of this total, $0.3 million, net of federal and state benefits, represents the amount of unrecognized tax benefits that, if recognized, would have a favorable impact on the effective tax rate.

We continue to recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. As of January 1, 2007, accrued interest and penalties, net of allowable tax deductions, were $0.4 million. Of this total, $0.3 million would have a favorable impact on tax expense.

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Index

The unrecognized tax benefit and related interest and penalty balances at January 1, 2007 include $0.6 million, net of federal and state benefits, related to the tax treatment of transaction costs in prior years. The statute expired during the quarter ending September 30, 2007, resulting in the recognition of the related tax benefits, with $0.1 million reflected as a reduction in income tax expense and $0.5 million reflected as a reduction in goodwill.

Interest and penalties, net of federal and state benefits, recorded during the first nine months of 2007 for unrecognized tax positions primarily related to prior years was $0.2 million.

Our effective income tax rate was 29.9% and 43.8% for the third quarter of 2007 and 2006, respectively, and 41.5% and 65.1% for the first nine months of 2007 and 2006, respectively. Our effective income tax rates for the third quarter and the first nine months of 2007 were impacted by the recognition of the tax benefits discussed above and by the change in the mix of income attributed to the various states in which we do business.

7.	Related Party Transactions

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $0.5 million or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.7 million in such fees for the three and nine month periods ended September 30, 2007, respectively and $0.3 million and $0.6 million for the three and nine month periods ended September 30, 2006, respectively.

During 2006 and 2007, we advanced $0.2 million to our sole shareholder, TSG Holdings Corp. (“Holdings”), to fund due diligence efforts and operating expenses related to an acquisition by Holdings. We anticipate that this advance will be repaid during 2007.

8.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

An affiliate of our parent company, TSG Holdings Corp., has entered into an agreement to lease equipment.  As a condition of the agreement, we have issued an unconditional guarantee of the affiliated company’s obligations under the agreement. In the event the affiliated company is unable to do so, we have agreed to satisfy the obligations under the agreement up to a maximum of $4.0 million.  This guarantee shall remain in effect for the term of the agreement which expires in December 2012.

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

We recorded $0.1 million of restructuring costs for the nine month period ended September 30, 2007. The costs related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs and were partially offset by a $0.1 million reduction in the reserve for potential workers’ compensation claims related to Capital City Press recorded in the second and third quarters of 2007. We estimate that a negligible amount of charges resulting in future cash expenditures will be charged during fiscal year 2007 related to the restructuring.  We recorded $0.1 million and $2.8 million of restructuring costs for the three and nine month periods ended September 30, 2006, related primarily to guaranteed severance payments, employee health benefits and other one-time costs. Total restructuring costs, including charges of $0.4 million recorded in 2005, are projected to be $3.3 million. There were no restructuring liabilities outstanding as of September 30, 2007 or December 31, 2006.

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

Index

Three months ended September 30:

	Three months ended September 30,		Increase (decrease)		Percent of revenue Three months ended September 30,
(in thousands)	2007	2006	Dollars	Percentage	2007	2006

Net sales
Publications	$43,426	$43,216	$210	0.5%	50.9%	51.3%
Specialty catalogs	25,553	26,028	(475)	(1.8%)	29.9%	30.9%
Books	16,415	15,013	1,402	9.3%	19.2%	17.8%
Intersegment sales elimination	(38)	(16)	(22)	nm	--	--
Total net sales	$85,356	$84,241	$1,115	1.3%	100.0%	100.0%

Cost of sales	68,246	66,477	1,769	2.7%	80.0%	78.9%

Gross profit	$17,110	$17,764	$(654)	(3.7%)	20.0%	21.1%

Selling and administrative expenses	$10,319	$9,809	$510	5.2%	12.1%	11.6%
Gain on sale of fixed assets	(57)	(28)	(29)	nm	--	--
Restructuring costs	22	85	(63)	nm	--	0.1%
Amortization of intangibles	467	475	(8)	(1.7%)	0.5%	0.6%
Total operating expenses	$10,751	$10,341	$410	4.0%	12.6%	12.3%

Operating income
Publications	$4,189	$5,070	$(881)	(17.4%)	9.6%	11.7%
Specialty catalogs	1,077	1,372	(295)	(21.5%)	4.2%	5.3%
Books	1,686	1,625	61	3.8%	10.3%	10.8%
Corporate expenses	(593)	(644)	51	7.9%	N/A	N/A
Total operating income	$6,359	$7,423	$(1,064)	(14.3%)	7.4%	8.8%

Other (income) expense
Interest expense	$4,635	$4,715	$(80)	(1.7%)	5.4%	5.6%
Interest income	(126)	(49)	(77)	nm	(0.1%)	(0.1%)
Other, net	(2)	(100)	98	nm	--	(0.1%)
Total other expense	$4,507	$4,566	$(59)	(1.3%)	5.3%	5.4%

Income before income taxes	1,852	2,857	(1,005)	(35.2%)	2.1%	3.4%

Income tax provision	554	1,251	(697)	(55.7%)	0.6%	1.6%

Net income	$1,298	$1,606	$(308)	(19.2%)	1.5%	1.9%

__________________________

nm – not meaningful

Commentary:

Net sales for the third quarter of 2007 increased $1.1 million or 1.3% versus the third quarter of 2006. Net sales for the publications segment for the third quarter of 2007 increased $0.2 million as compared to the same period a year ago due primarily to increases in shipping revenue, caused by rate increases from freight carriers, partially offset by customer attrition. Net sales for the specialty catalogs segment decreased $0.5 million or 1.8% compared with the same period a year ago primarily due to customer attrition and lower paper prices, partially offset by new sales. Net sales for the books segment for the third quarter increased $1.4 million or 9.3% from the same period a year ago due primarily to new work awarded to us by new and existing customers.

Gross profit for the third quarter of 2007 decreased by $0.7 million or 3.7% compared to the third quarter of 2006. Gross margin of 20.0% of net sales for the third quarter of 2007 reflected a 1.1 margin point decrease versus the third quarter of 2006. The gross profit and margin decreases were attributable primarily to costs associated with a new service offering, increased depreciation, as the result of additional capital investments, as well as higher costs for labor, health insurance, repairs and supplies versus the same period a year ago partially offset by the impact of higher sales and lower outsourcing costs.

Index

Selling and administrative expenses for the third quarter of 2007 increased by $0.5 million or 5.2% compared to the third quarter of 2006. The increase was due primarily to increased bonus accruals based on projected achievement of profitability goals in 2007 that were not earned in the same period a year ago and increased corporate overhead expenses as a result of the additional resources added to the corporate office staff.

Operating income of $6.4 million for the third quarter of 2007 represented a $1.0 million or 14.3% decrease as compared to operating income of $7.4 million for the third quarter of 2006. This decrease was due principally to costs associated with a new service offering as well as increased costs for labor, health insurance, supplies, depreciation and bonus accruals and higher corporate overhead expenses versus the same period a year ago partially offset by higher sales and lower outsourcing costs. Operating income of $4.2 million for the publications segment for the third quarter of 2007 represented a $0.9 million or 17.4% decrease as compared to the same period in 2006 primarily due to costs associated with a new service offering, increased depreciation, as the result of additional capital investments, as well as higher costs for energy, labor and health insurance partially offset by lower outsourcing costs versus the same period a year ago. Operating income of $1.1 million for the specialty catalogs segment for the third quarter of 2007 represented a $0.3 million or 21.5% decrease as compared to the same period in 2006 due primarily to increased selling and administrative costs related mainly to increased bonus accruals, professional fees and higher corporate overhead expenses as compared to the same period a year ago. Lower net sales in the specialty catalogs segment for the third quarter of 2007 as compared to the same period a year ago were offset by lower production costs. Operating income of $1.7 million for the books segment for the third quarter of 2007 represented a $0.1 million or 3.8% increase as compared to the same period in 2006 due to sales growth partially offset by higher costs.

Income before income taxes of $1.9 million for the third quarter of 2007 represented a $1.0 million decrease as compared to the same period last year. The decrease was due primarily to costs associated with a new service offering as well as increased costs for labor, health insurance, supplies, depreciation and administrative expenses versus the same period a year ago partially offset by higher sales.

Our effective income tax rate was 29.9% for the third quarter of 2007 compared to 43.8% for the same period in 2006. The change in our effective income tax rate was due primarily to the recognition of $0.1 million of tax benefits recorded as the result of statute expiration and by the change in the mix of income attributed to the various states in which we do business.

Net income of $1.3 million for the third quarter of 2007 represented a $0.3 million decrease as compared to net income of $1.6 million for the third quarter of 2006 due to the factors mentioned previously.

Index

Nine months ended September 30

					Percent of revenue
	Nine months ended September 30,		Increase (decrease)		Nine months ended September 30,
(in thousands)	2007	2006	Dollars	Percentage	2007	2006

Net sales
Publications	$134,178	$134,685	$(507)	(0.4%)	52.9%	53.6%
Specialty catalogs	73,964	73,072	892	1.2%	29.1%	29.1%
Books	45,665	43,722	1,943	4.4%	18.0%	17.4%
Intersegment sales elimination	(84)	(337)	253	nm	--	(0.1%)
Total net sales	$253,723	$251,142	$2,581	1.0%	100.0%	100.0%

Cost of sales	202,666	202,879	(213)	(0.1%)	79.9%	80.8%

Gross profit	$51,057	$48,263	$2,794	5.8%	20.1%	19.2%

Selling and administrative expenses	$30,750	$29,409	$1,341	4.6%	12.1%	11.7%
(Gain) loss on sale of fixed assets	(41)	140	(181)	nm	--	0.1%
Restructuring costs	89	2,752	(2,663)	(96.8%)	--	1.1%
Amortization of intangibles	1,412	3,307	(1,895)	(57.3%)	0.6%	1.3%
Total operating expenses	$32,210	$35,608	$(3,398)	(9.5%)	12.7%	14.2%

Operating income
Publications	$14,677	$9,804	$4,873	49.7%	10.9%	7.3%
Specialty catalogs	1,974	519	1,455	nm	2.7%	0.7%
Books	4,240	3,706	534	14.4%	9.3%	8.5%
Corporate expenses	(2,044)	(1,374)	(670)	(48.8%)	N/A	N/A
Total operating income	$18,847	$12,655	$6,192	48.9%	7.4%	5.1%

Other (income) expense
Interest expense	$13,949	$14,138	$(189)	(1.3%)	5.5%	5.6%
Interest income	(294)	(146)	(148)	nm	(0.1%)	(0.1%)
Other, net	(243)	(122)	(121)	nm	(0.1%)	--
Total other expense	$13,412	$13,870	$(458)	(3.3%)	5.3%	5.5%

Income (loss) before income taxes	5,435	(1,215)	6,650	nm	2.1%	(0.5%)

Income tax provision (benefit)	2,253	(791)	3,044	nm	0.9%	(0.3%)

Net income (loss)	$3,182	$(424)	$3,606	nm	1.2%	(0.2%)

__________________________

nm – not meaningful

Index

Commentary:

Net sales for the first nine months of 2007 increased by $2.6 million or 1.0% versus the first nine months of 2006 due primarily to work awarded to us by new and existing customers. Net sales for the publications segment for the first nine months of 2007 decreased by $0.5 million or 0.4% primarily due to planned customer attrition as a result of the shutdown of the Capital City Press facility, which was completed during the first quarter of 2006. Net sales for the specialty catalogs segment increased by $0.9 million or 1.2% for the first nine months of 2007 compared with the same period a year ago primarily due to work awarded to us by new customers and additional volume from existing customers. Net sales for the books segment grew by $1.9 million or 4.4% for the first nine months of 2007 primarily due to new work awarded to us by new and existing customers.

Gross profit for the first nine months of 2007 increased by $2.8 million or 5.8% compared to the first nine months of 2006. Gross margin of 20.1% of net sales for the first nine months of 2007 reflected a 0.9 margin point increase versus the first nine months of 2006. The gross profit and margin increases were attributable primarily to increased sales in the specialty catalogs and books segments coupled with lower outsourcing and material costs in the publications segment.

Selling and administrative expenses for the first nine months of 2007 increased by $1.3 million or 4.6% compared to the first nine months of 2006. The increase is due primarily to increased bonus accruals based on the projected achievement of profit goals in 2007 that were not earned in the same period a year ago and increased corporate overhead expenses as a result of the additional resources added to the corporate office staff.

Restructuring costs of $0.1 million were recorded in the first nine months of 2007 as a result of our decision to shut down the operations of Capital City Press and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals business and the capital investment required for maintaining two facilities serving the same market. The restructuring costs recorded in the first nine months of 2007 related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs and were partially offset by a $0.1 million reduction in the reserve for potential workers’ compensation claims related to the Capital City Press facility. Restructuring costs of $2.8 million were recorded in the first nine months of 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs. We estimate a negligible amount of additional restructuring charges resulting in future cash expenditures will be charged in 2007, related to the shutdown. Total restructuring costs, including charges recorded in 2005, are projected to be $3.3 million.

Amortization expense in the first nine months of 2007 decreased $1.9 million compared to the first nine months of 2006.  Amortization expense in the first nine months of 2006 included a $1.9 million charge associated with accelerated amortization on an intangible asset, the Capital City Press trade name, which was disposed of as a result of the shutdown of Capital City Press.

Operating income of $18.8 million for the first nine months of 2007 represented a $6.2 million increase compared to operating income of $12.6 million for the first nine months of 2006. This increase was due principally to increased sales and the cost benefits realized from the shutdown of the Capital City Press facility, which include lower restructuring and amortization costs as well as lower outsourcing expenses.  These increases to operating income were partially offset by increased selling and administrative expenses. Operating income of $14.7 million for the publications segment for the first nine months of 2007 was $4.9 million higher than operating income for the same period in 2006 primarily due to the cost benefits realized from the shutdown of the Capital City Press facility. Operating income of $2.0 million for the specialty catalogs segment for the first nine months of 2007 represented a $1.5 million improvement for the specialty catalogs segment as compared to operating income of $0.5 million for the same period last year due primarily to increases in sales, lower energy costs and increased revenue from recyclable materials. Operating income for the books segment of $4.2 million for the first nine months of 2007 increased by $0.5 million as compared to the same period last year.  The increase was due primarily to increased sales partially offset by additional costs for labor and supplies.

Income before income taxes for the first nine months of 2007 was $5.4 million, a $6.6 million increase as compared to a loss before income taxes of $1.2 million for the first nine months of 2006. This was due primarily to the cost benefits realized from the shutdown of the Capital City Press facility, increased sales and lower energy costs for the catalogs segment.

Our effective income tax rate was 41.5% for the first nine months of 2007 compared to 65.1% for the same period in 2006. The change in our effective income tax rate was due primarily to the recognition of $0.1 million of tax benefits recorded as the result of statute expiration and by the change in the mix of income attributed to the various states in which we do business.

Net income for the first nine months of 2007 was $3.2 million, a $3.6 million increase as compared to a net loss of $0.4 million for the first nine months of 2006 due to the factors mentioned previously.

Index

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $9.2 million for the first nine months of 2007 compared to $5.1 million for the first nine months of 2006. This $4.1 million improvement was primarily the result of the $3.6 million increase in net income and an increase caused by working capital changes of $0.8 million partially offset by a decrease in non-cash charges of $0.3 million. The improvement due to working capital changes was caused by (i) inventory levels at the end of the third quarter of 2007, which were lower than the levels at the end of 2006 as a result of the implementation of  a just-in-time approach to purchasing inventory in our catalogs segment, (ii) the timing of vendor payments during the first nine months of 2007 as compared to the first nine months of 2006, and (iii) the timing of tax payments during the first nine months of 2007 as compared to the first nine months of 2006, partially offset by a decrease in the level of accrued expenses, primarily customer deposits on hand in our catalogs segment, at the end of the third quarter of 2007 as compared to the same period in 2006. The decrease in non-cash charges consisted primarily of lower amortization in the first nine months of 2007 as compared to the same period in 2006 as a result of the shutdown of Capital City Press partially offset by the change in deferred income taxes.

We had cash of $6.4 million as of September 30, 2007 compared to $7.8 million as of December 31, 2006. For the nine months ended September 30, 2007, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Investing Activities

Net cash used in investing activities was $10.6 million for the first nine months of 2007 compared to $17.5 million for the first nine months of 2006. This $6.9 million decrease in cash used was primarily the result of lower capital spending partially offset by a decrease in proceeds from the sale of fixed assets in the first nine months of 2007 as compared to the same period in 2006.

Financing Activities

There was no cash provided by financing activities for the first nine months of 2007 as compared to $4.8 million for the first nine months of 2006. The $4.8 million in 2006 was due entirely to an increase in borrowings under the working capital facility used to partially fund operating and investing activities.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2007 will total about $3.9 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of September 30, 2007, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

The terms of our $30 million working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re–borrow such advances until the May 2009 maturity date. As of September 30, 2007, we had unused amounts available of $28.6 million and had $1.4 million in outstanding letters of credit.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $36.0 million. For the twelve months ended September 30, 2007, our interest coverage ratio was 2.58 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $44.3 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the nine month periods ended September 30, 2007 and 2006 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended September 30, 2007 includes the amounts presented in the following table as well as the amounts from the fourth quarter of 2006.

	Nine Months Ended September 30,
	2007	2006

Net cash provided by operating activities	$9,247	$5,125

Accounts receivable	7,659	5,619
Inventories	(1,457)	4,342
Other current assets	17	65
Refundable income taxes	(438)	507
Other assets	(644)	(49)
Accounts payable	(3,795)	(450)
Accrued expenses	3,229	(5,631)
Accrued interest	4,230	4,231
Income taxes payable	(764)	-
Other liabilities	(84)	94
Provision for doubtful accounts	(24)	(323)
Deferred income tax benefit	430	2,274
Provision for inventory realizability and LIFO value	(35)	(29)
Gain (loss) on disposition of fixed assets, net	41	(140)
Income tax provision (benefit)	2,253	(791)
Cash interest expense	12,845	12,921
Management fees	670	571
Non cash adjustments:
Adjustments to LIFO reserve	-	8
Decrease (increase) in market value of investments	25	(31)
Amortization of prepaid lease costs	63	62
Loss on disposition of fixed assets	103	196
Restructuring costs	89	2,752

Working Capital Facility EBITDA	$33,660	$31,323

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

Index

Contractual Obligations

The following table summarizes the Company’s future minimum non—cancellable contractual obligations as of September 30, 2007:

	Remaining Payments Due by Period
	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
(in thousands)

Long term debt, including interest (1)	$226,308	$-	$33,825	$192,483	$-
Operating leases	14,148	1,296	9,097	3,744	11
Purchase obligations (2)	7,368	2,921	4,244	203	-
Other long-term obligations (3)	979	62	451	302	164

Total	$248,803	$4,279	$47,617	$196,732	$175
_____________
(1)
Includes the $105.0 million aggregate principal amount due on the 2003 Notes and the $60.0 million aggregate principal amount due on the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for equipment acquisitions.

(3)	Represents payments due under non-compete arrangements with our former Chairman of the Board and the Chairman of The Dingley Press.

Off Balance Sheet Arrangements

At September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Index

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in the three and nine month periods ended September 30, 2007 and 2006 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any borrowings under our working capital facility. During the first nine months of 2007, we had borrowings under our working capital facility and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the three and nine month periods ended September 30, 2007. All of our other debt carries fixed interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

An affiliate of our parent company, TSG Holdings Corp., has entered into an agreement to lease equipment.  On October 3, 2007, as a condition of the agreement, we issued an unconditional guarantee of the affiliated company’s obligations under the agreement. In the event the affiliated company is unable to do so, we have agreed to satisfy the obligations under the agreement up to a maximum of $4.0 million. The guarantee shall remain in effect for the term of the agreement which expires in December 2012.

Item 6.	Exhibits

Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

10.34	Master Rental and Financing Agreement Guaranty, dated as of October 3, 2007, by and between The Sheridan Group, Inc. and HP Financial Services (Singapore) PTE Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
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

The Sheridan Group, Inc.
Registrant

By:	/s/ John A. Saxton
John A. Saxton
President and Chief Executive Officer

Date:	November 13, 2007