Form 10-K
period 2007-12-31
SHERIDAN GROUP INC
filed 2008-03-28
CIK 1056035

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-K
_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period From                to              .

Commission File Number:  333-110441
_________________________

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
_________________________

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Check one:  Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

None of the Registrant’s common stock is held by non-affiliates of the Registrant.

There was 1 share of the Registrant’s Common Stock outstanding as of March 28, 2008.

THE SHERIDAN GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

Index

•	our liquidity and capital resources;

•	competitive pressures and trends in the printing industry;

•	prevailing interest rates;

•	legal proceedings and regulatory matters;

•	general economic conditions;

•	statements with respect to the Sheridan Acquisition and the Dingley Acquisition (each as defined in this Annual Report on Form 10-K);

•	predictions of net sales, expenses or other financial items;

•	future operations, financial condition and prospects; and

•	our plans, objectives, strategies and expectations for the future.

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

Overview

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We believe that we enjoy strong and longstanding relationships with our customers, which include publishers, catalog merchants, associations and university presses.  We provide a wide range of printing services and value-added support services, such as digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation and distribution, customer workflow audits and training classes and back issue fulfillment.  We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company. We operate in three business segments:  publications, specialty catalogs and books.  For the year ended December 31, 2007, we generated net sales of $344.2 million, operating income of $26.3 million and net income of $4.8 million.  As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

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

Index

Printing Services

Our printing services include transferring content onto printing plates in pre-press, printing the content on press, binding the printed pages into the finished product and distributing the finished product to either the customer or the ultimate end user.  Pre-press processes, which include digital techniques, as well as computer-to-plate technology, are critical front-end elements of our printing services which ready the content for printing on our presses.  Sheet-fed and web presses are used, depending on run length, to produce the printed product.  We also offer ultra-short-run printing services for article reprints, books and journals. We recently launched a new product offering to digitally print books and journals on demand. We utilize three types of binding techniques for the printed product:  perfect binding, saddle stitching and case binding. The product is then labeled and packaged prior to mailing. The majority of journals and magazines are mailed to the subscribers; the remainder are shipped to the publisher. All of our books are shipped in cases to the customer. Catalogs are drop-shipped to various locations throughout the U.S. and placed into the mail stream close to the recipient.

Value-Added Support Services

In addition to providing printing services to our customers, we offer a full range of value-added support services.  While sales of these services constitute a relatively small percentage of total revenues, they are critical to meeting the customer’s needs.  These services are highly customized for each customer’s specifications and logistics requirements.  Examples of the value-added support services we provide are digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation and distribution, customer workflow audits and training classes and back issue fulfillment.

Printing Segments

As a leading publications printer, we offer a broad range of products and services, including the printing of scientific, technical, medical and scholarly journals, specialty catalogs, short-run books, specialty magazines, article reprints and an extensive array of value-added support services.  Our products are sold to a diverse set of customers, including publishers, catalog merchants, university presses and associations. In the first quarter of 2007, we made changes to our organizational structure that impacted our reportable segments. The “Short-run Journals” and the “Other Publications” segments were reorganized. Our business is now comprised of three operating segments: two of the segments are newly created, “Publications” and “Books.” Our third segment, “Specialty Catalogs,” was not impacted by these changes. See Note 16 to our Consolidated Financial Statements for additional information regarding the changes in reportable segments. The periods presented in this Form 10-K are reported on a comparable basis.

The following table presents the percentage of net sales contributed by each segment during the past three fiscal years.

Net sales %	2007	2006	2005
Publications	53	53	52
Specialty catalogs	29	29	32
Books	18	18	16
Total	100	100	100

Publications

The publications segment provides products and services for journals and specialty magazines to publishers, university presses and associations.

Journals

The journal market includes journals for the scientific, technical, medical and scholarly communities. We compete in both the short-run and medium-run portions of the journal market.  We define short-run journals as journals produced on sheet-fed and digital presses with typical production runs of less than 5,000. We consider medium-run journals to be journals with production runs between 5,000 and 100,000 copies. Medium-run journals are typically produced on web presses due to economies of scale versus sheet-fed presses. Publishers, associations and university presses comprise the customers in the journals market.  In 2007, we printed approximately 2,500 journal titles.

Our journals are primarily black and white with a small amount of color for photographs, diagrams and advertisements.  They are printed on schedules that range from weekly to annually. Journal printing typically results in a high level of repeat business due to the periodic nature and complexity of these publications. The vast majority of journals are perfect bound, with the remainder saddle-stitched. Our journal customers rely on our consistency and on-time reliability to meet the demands of their own customers.

Index

Originally developed as an ancillary product from the base journal business, we produce article reprints on sheet-fed and digital presses.  Article reprints are produced for customers who require reprints of an individual article from a journal or magazine for marketing or other purposes. Historically, we have primarily reprinted journal and magazine articles for which we were the original printer. We have expanded our business by winning article reprint business on publications for which we were not the original printer.  We are a full-service reprint printer, producing black and white as well as color reprints for publishers, university presses and associations.

Specialty Magazines

We characterize specialty magazines as magazines having production runs of less than 100,000 copies. Our customers in this market are publishers and associations. Specialty magazines also have a high level of repeat business due to the periodic nature of the publications. This is largely a regional market defined by proximity to the customer. In 2007, we printed over 400 magazine titles.

We produce short-run magazines with average run lengths of 31,000 copies.  The majority of these magazines are printed in four-color.  The magazines are bound using the saddle-stitching and perfect binding techniques. The magazines are produced in frequencies that range from weekly to annually. These magazines are produced on web presses.  Although specialty magazine customers do not require composition services, they do demand high levels of customer service focused on distribution and mailing services, where managing the customer’s subscriber database is critical to customer satisfaction.

Specialty Catalogs

We entered the specialty catalog segment in 2004 with our purchase of The Dingley Press.  We characterize specialty catalogs as catalogs distributed by specialty catalog merchant companies, which are often smaller entrepreneurial firms with high service requirements. We produce catalogs with run lengths between 100,000 and 8,000,000 copies, most of which are printed in four-color and are bound using the saddle stitching technique. Multiple versions of each catalog are distributed during the year requiring high levels of customer service and extensive distribution services.  In 2007, we printed over 130 catalog titles.

Books

We print books for publishers, associations and university presses. Sales to this market include both the initial printing of titles and subsequent reprints.  In 2007, we printed more than 10,200 book titles.

We produce books in run lengths that average 1,900 copies and range from 100 to 10,000 copies.  The majority of these books are black and white.  Books are produced on both sheet-fed and web presses.  About 50% of our books have soft covers (perfect bound) and about 50% have hard covers (case bound).

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

Customers

We benefit from a highly diversified customer base. The majority of our business comes from publishers, followed by catalog merchants, associations and university presses.  The average length of our relationship with our top 50 customers is approximately 16 years. In 2007, Dr. Leonard’s Healthcare Corp. (“Dr. Leonard’s”) accounted for about 10.7% of our net sales, which are included in the specialty catalogs segment. In 2006, we entered into a long-term contract to print all of Dr. Leonard's catalogs through June 2011. Dr. Leonard's was acquired by another company in December 2007. Recent statements made by Dr. Leonard's suggest that it may be necessary for us to take steps to enforce the provisions of our contract. The loss of this customer would cause our net sales and profitability to decline materially.

Index

Sales and Marketing

We have developed a knowledgeable and experienced sales management team, which has successfully cultivated and maintained strong relationships with customers across the U.S. Our products are sold through internal direct sales professionals and a dedicated network of sales representatives. Across all of our companies, external representatives augment an internal customer service and sales staff, providing our customers with multiple touch points. Our sales representatives are paid a commission based on sales volume growth targets in a structure that minimizes the fixed costs we incur to support our sales force.

We traditionally market through industry trade shows and industry association conferences. In addition, in our article reprint business, we have strategic relationships with four marketing firms that specialize in obtaining reprint orders from customers, companies and individuals that were featured in a recent publication produced by us or other printers.  These marketing firms identify opportunities for these potential clients to utilize the identified publication reprints as marketing tools.

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

Employees

We have about 1,900 employees as of December 31, 2007. We focus heavily on fostering enthusiastic and positive cultures at each of our locations, evidenced by the fact that we have been recognized with numerous “Best Workplace in America” awards presented by Printing Industries of America. In addition, we closely monitor our employees’ level of job satisfaction with comprehensive surveys on a regular basis. Management believes our compensation and benefits packages are competitive within the industry and local markets.

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

We have a significant amount of indebtedness.  On December 31, 2007, we had total indebtedness of approximately $164.9 million.

Our substantial indebtedness could have important consequences.  For example, it could:

Index

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

Changes in technology could also result in digital printing methods becoming more cost effective for printing short-run publications. If the use of digital printing were expanded in this manner, it could allow smaller printers to compete against us in our specialized market, which could cause a decrease in the demand for our services or could force us to lower our prices to remain competitive. Such a decrease in demand or price could result in decreased profitability and have a material adverse effect on our business, financial condition and results of operations. Similarly, if our new product offering in the digital printing market is not successful, the same adverse impacts previously mentioned could result.

Competition—The printing industry is competitive and rapidly evolving and competition may adversely affect our business.

The printing industry is extremely competitive. We compete with numerous companies, some of which have greater financial resources than we do. Two of our direct competitors have recently been acquired by larger printing companies, which could enable them to reduce operating costs and expand services, thus enhancing their competitiveness. We compete on the basis of ongoing customer service, quality of finished products, range of services offered, distribution capabilities, use of state of the art technology and price. We cannot assure you that we will be able to compete successfully with respect to any of these factors. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such regions. Our failure to compete successfully could cause us to lose existing business or opportunities to generate new business and could result in decreased profitability, adversely affecting our business.

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

Index

We have a customer that accounted for approximately 10.7% of our net sales in 2007. In 2006, we entered into a long-term contract to print all of that customer's catalogs through June 2011. This customer was acquired by another company in December 2007. Recent statements made by this customer suggest that it may be necessary for us to take steps to enforce the provisions of our contract. We cannot assure you that this customer and our other large customers will continue to use our printing services. The loss of this customer or any of our large customers would cause our net sales and profitability to decline materially.

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

Our journals, magazines and catalogs are mailed, either by us or our customers, to subscribers. As a result, an increase in postal rates may cause our customers to decrease the size and number of their publications. Although we generally have not experienced significant decreases in mailings in the past due to postal rate increases, we cannot assure you that such a decrease will not occur in the future or will not potentially adversely affect the financial results of our business.

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

Index

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

Index

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

Index

We may not be successful in overcoming these risks.

Principal Stockholders—Our principal stockholders could exercise their influence over us.

As a result of their stock ownership of TSG Holdings Corp., our parent, Bruckmann, Rosser, Sherrill & Co., L.L.C. (“BRS”), Jefferies Capital Partners (“JCP”) and their respective affiliates together beneficially own about 71.6% of TSG Holdings Corp.’s outstanding capital stock. By virtue of their stock ownership and the terms of the securities holders agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of BRS and JCP as equity owners of TSG Holdings Corp. may differ from the interests of our noteholders and the lenders under our working capital facility, and, as such, BRS and JCP may take actions which may not be in the interest of such noteholders and lenders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of our noteholders and the lenders under our working capital facility. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders and the lenders under our working capital facility.

Effectiveness of our internal controls — Failure to comply with the Sarbanes-Oxley Act could impact our business.

There can be no assurance that the periodic evaluation of our internal controls required by the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies or that our independent registered public accounting firm will be able to attest to the effectiveness of our internal control over financial reporting. Failure to comply may have consequences for our business. These consequences could include increased risks of financial statement misstatements, investigations or sanctions by regulatory authorities, such as the SEC, and negative capital market reactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate a network of 13 manufacturing, warehousing and office facilities located throughout the East Coast and Midwest that occupy, in total, about 1.2 million square feet. We maintain approximately 1.0 million square feet of production space consisting of manufacturing and publication services. We own about 83% of the square footage we use.  The following table provides an overview of our manufacturing, warehousing and office facilities.

Location	Function(s)	Ownership Structure		Total Size (Sq. Feet)
Hunt Valley, MD	Corporate Headquarters	Leased		6,366
Hanover, PA	Manufacturing (Publications)	Owned	(1)	172,250
Chelsea, MI	Manufacturing (Books)	Owned	(1)	160,569
Hanover, NH	Manufacturing (Publications)	Owned	(1)	147,830
Ashburn, VA	Manufacturing (Publications)	Owned	(1)	70,159
Lisbon, ME	Manufacturing (Specialty catalogs)	Owned	(1)	276,787
Ann Arbor, MI	Manufacturing and Distribution (Books)	Owned	(1)	124,726
Hanover, PA	Warehousing (Publications)	Leased		70,000
Orford, NH	Warehousing (Publications)	Leased		4,330
Waterbury, VT	Publication Services (Publications)	Leased		11,736
Sterling, VA	Warehousing (Publications)	Leased		6,304
Lewiston, ME	Warehousing (Specialty catalogs)	Leased		97,606
Auburn, ME	Warehousing (Specialty catalogs)	Leased		3,700
		Total		1,152,363

______________________
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

Index

In 2007, The Sheridan Press, a component of the Publications segment, completed a 13,000 square foot expansion of its existing facility in Hanover, PA to provide additional manufacturing capacity.

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

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are wholly-owned by TSG Holdings Corp, a privately owned corporation. There is no public trading market for our equity securities or for those of TSG Holdings Corp. As of March 28, 2008, there were 35 holders of TSG Holdings Corp. common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA

						Predecessor
	Successor Basis					Basis (1)
	Year ended	Year ended	Year ended	Year ended	August 21, 2003	January 1, 2003
	December 31,	December 31,	December 31,	December 31,	to December 31,	to August 20,
(Dollars in thousands)	2007	2006	2005	2004	2003	2003
Statement of Income Data:

Net sales	$344,240	$337,540	$347,959	$287,513	$81,193	$131,904
Gross profit	70,050	65,376	64,456	60,782	18,745	31,839
Selling and administrative expenses	41,746	40,339	39,594	37,404	12,704	23,619
Operating income	26,308	5,489	21,897	21,456	5,415	8,108
Net income (loss)	4,847	(8,343)	1,180	2,330	760	1,169

Balance Sheet Data (at end of period):

Cash and cash equivalents	$20,517	$7,800	$7,962	$4,975	$9,918
Property, plant and equipment, net	126,709	129,666	119,220	115,253	57,277
Total assets	298,968	291,567	300,721	299,139	202,488
Total debt	164,930	164,915	164,904	164,894	103,641
Total stockholder's equity	50,845	46,688	54,996	54,065	47,760

Other Financial Data:

Depreciation and amortization	$17,834	$18,991	$17,072	$14,593	$4,168	$4,874
Capital expenditures	15,158	26,296	21,282	21,827	2,915	5,213
______________________
(1)
Periods prior to August 20, 2003 represent the predecessor company prior to the consummation of the Sheridan Acquisition (discussed below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and our historical consolidated financial data for such periods do not give effect to the Sheridan Acquisition.

Index

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

Introduction

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We provide a wide range of printing services and value-added support services, such as digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation and distribution, customer workflow audits and training classes and back issue fulfillment. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company.

Overview

Acquisition transactions

On August 21, 2003, TSG Holdings Corp. purchased 100% of the outstanding capital stock of The Sheridan Group, Inc. from its existing stockholders (the “Sheridan Acquisition”) for total cash consideration of $142.0 million less net debt (as defined in the stock purchase agreement), resulting in cash of $79.9 million being paid to the selling stockholders. The accounting purchase price was $186.6 million, which was comprised of the $79.9 million of cash paid to the selling stockholders, $51.4 million of assumed liabilities and $55.3 million of refinanced debt. We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $105.0 million aggregate principal amount of our 10¼% Senior Secured Notes due 2011 (the “2003 Notes”) and equity investments in TSG Holdings Corp.

On May 25, 2004, The Sheridan Group, Inc., through a newly formed subsidiary, purchased substantially all of the assets and business of The Dingley Press (the “Dingley Acquisition”).  The accounting purchase price was $95.4 million, which was comprised of cash paid of $65.5 million, $26.0 million of assumed liabilities and $3.9 million of financing costs. We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $60.0 million aggregate principal amount of our 10¼% Senior Secured Notes due 2011 (the “2004 Notes”), available cash and equity investments in TSG Holdings Corp. The 2003 Notes and the 2004 Notes are fully and unconditionally guaranteed on a joint and several bases by all of our subsidiaries.

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

We recorded $0.1 million of restructuring costs during 2007. The costs related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs and were partially offset by a $0.1 million reduction in the reserve for potential workers’ compensation claims related to Capital City Press recorded in the second and third quarters of 2007. We recorded $2.7 million of restructuring costs during 2006, related primarily to guaranteed severance payments of $1.5 million, employee health benefits of $0.7 million and other one-time costs of $0.5 million. Total restructuring costs, including charges of $0.4 million recorded in 2005, were approximately $3.2 million. There were no restructuring liabilities outstanding as of December 31, 2007 or December 31, 2006.

Index

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

On an annual basis or as circumstances dictate, we review goodwill and evaluate events or other developments that may indicate impairment in the carrying amount. As of December 31, 2007, we tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was to screen for potential impairment, while the second step measured the amount of the impairment, if any.  No impairments were noted as a result of these tests. We also performed the required impairment tests of goodwill to identify whether an impairment existed under this statement on December 31, 2006. This assessment indicated that goodwill related to the Dingley Acquisition was impaired resulting in a write-down of goodwill totaling $12.8 million which was recorded during the fourth quarter of 2006. We also performed the required impairment tests of goodwill to identify whether impairment existed on December 31, 2005. No impairments were noted as a result of these tests. At December 31, 2007, we had $44.5 million in goodwill. While significant judgment is required, we believe that our estimates of fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for goodwill, which could materially affect the value of goodwill and our results of operations.

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

Index

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

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recorded a $0.5 million decrease in our retained earnings balance and a $0.3 million increase in goodwill.

We recognize interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.4 million and penalties of $0.2 million as of December 31, 2007. Interest and penalties in the amount of $0.1 million were expensed during the year. Interest and penalties will continue to accrue on certain issues in 2008 and forward.

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

Results of Operations

In the first quarter of 2007, we made changes to our organizational structure that impacted our reportable segments. The “Short-run Journals” and the “Other Publications” segments were reorganized. Our business is now comprised of three operating segments: two of the segments are newly created, “Publications” and “Books.” Our third segment, “Specialty Catalogs,” was not impacted by these changes. See Note 16 to our Consolidated Financial Statements for additional information regarding the changes in reportable segments. The periods presented in this Form 10-K are reported on a comparable basis. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services, United Litho and Capital City Press. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We created the position of Group President, Publication Services, to manage our journal and magazine business. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 100,000 and 8,000,000 copies.

Index

The following tables set forth, for the periods indicated, information derived from our consolidated statements of income, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. These tables should be read in conjunction with the commentary that follows them.

Comparison of Years Ended December 31, 2007 and December 31, 2006

					Percent of revenue
	Year ended December 31,		Increase (decrease)		Year ended December 31,
(in thousands)	2007	2006	Dollars	Percentage	2007	2006

Net sales
Publications	$182,906	$179,541	$3,365	1.9%	53.1%	53.2%
Specialty catalogs	98,140	99,060	(920)	(0.9%)	28.5%	29.3%
Books	63,278	59,287	3,991	6.7%	18.4%	17.6%
Intersegment sales elimination	(84)	(348)	264	75.9%	-	(0.1%)
Total net sales	344,240	337,540	6,700	2.0%	100.0%	100.0%

Cost of sales	274,190	272,164	2,026	0.7%	79.7%	80.6%

Gross profit	70,050	65,376	4,674	7.1%	20.3%	19.4%

Selling and administrative expenses	41,746	40,339	1,407	3.5%	12.1%	12.0%
Loss on disposition of fixed assets	4	255	(251)	(98.4%)	-	0.1%
Restructuring costs	115	2,736	(2,621)	(95.8%)	-	0.8%
Amortization of intangibles	1,877	3,782	(1,905)	(50.4%)	0.6%	1.1%
Impairment of goodwill	-	12,775	(12,775)	(100.0%)	-	3.8%
Total operating expenses	43,742	59,887	(16,145)	(27.0%)	12.7%	17.8%

Operating income
Publications	21,002	15,263	5,739	37.6%	11.5%	8.5%
Specialty catalogs	1,551	(12,695)	14,246	nm	1.6%	(12.8%)
Books	6,264	5,213	1,051	20.2%	9.9%	8.8%
Corporate expenses	(2,509)	(2,292)	(217)	(9.5%)	N/A	N/A
Total operating income	26,308	5,489	20,819	379.2%	7.6%	1.6%

Other (income) expense
Interest expense	18,577	18,818	(241)	(1.3%)	5.4%	5.6%
Interest income	(446)	(226)	(220)	(97.3%)	(0.2%)	(0.1%)
Other, net	(83)	(316)	233	73.7%	-	(0.1%)
Total other expense	18,048	18,276	(228)	(1.2%)	5.2%	5.4%

Income (loss) before income taxes	8,260	(12,787)	21,047	nm	2.4%	(3.8%)

Income tax provision (benefit)	3,413	(4,444)	7,857	nm	1.0%	(1.3%)

Net income (loss)	$4,847	$(8,343)	$13,190	nm	1.4%	(2.5%)
_______________
nm- not meaningful

Net sales were $344.2 million in 2007, a $6.7 million or 2.0% increase compared to net sales of $337.5 million for 2006, due primarily to increases in shipping revenue and new work awarded to us by new and existing customers. Increases in the price of fuel and postage have resulted in higher shipping costs which we were able to pass through to our customers in 2007. Net sales for the publications segment for 2007 increased by 1.9% due mainly to increases in shipping revenue partially offset by planned customer attrition as a result of the shutdown of the Capital City Press facility, which was completed during the first quarter of 2006. Net sales for the specialty catalogs segment decreased slightly primarily due to customer attrition partially offset by increases in shipping and paper revenue. Net sales for the books segment grew by 6.7% primarily due to new work awarded to us by new and existing customers.

Gross profit for 2007 was $70.1 million, a $4.7 million or 7.1% increase compared to gross profit of $65.4 million for 2006. Gross margin for 2007 increased to 20.3% of net sales compared to 19.4% for 2006. The gross profit and margin increases were attributable primarily to growth in sales revenues coupled with lower outsourcing costs and increased revenue from recyclable materials.

Index

Selling and administrative expenses for 2007 increased by $1.4 million or 3.5% compared to 2006. The increase is due primarily to increased bonus accruals based on the achievement of profit goals in 2007 that were not earned in the same period a year ago and increased corporate overhead expenses as a result of the additional resources added to the corporate office staff.

Restructuring costs of $0.1 million were recorded in 2007 as a result of our decision to shut down the operations of Capital City Press in 2006 and consolidate the production of short-run journals at The Sheridan Press. This decision resulted from trends in the short-run journals business and the capital investment required for maintaining two facilities serving the same market. The restructuring costs recorded in 2007 related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs and were partially offset by a $0.1 million reduction in the reserve for potential workers’ compensation claims related to the Capital City Press facility. Restructuring costs of $2.7 million were recorded in 2006 related primarily to guaranteed severance payments, employee health benefits and other one-time costs. Total restructuring costs, including charges recorded in 2005, were approximately $3.2 million.

Amortization expense for 2007 was $1.9 million, a $1.9 million decrease compared to amortization expense of $3.8 million for 2006. Amortization expense in 2006 included a $1.9 million charge associated with accelerated amortization on an intangible asset, the Capital City Press trade name, which was disposed of as a result of the shutdown of Capital City Press.

In connection with our annual assessment of goodwill in 2007, we concluded that there were no indications of impairment. In 2006, as a result of our annual assessment, we concluded that the goodwill related to the Dingley Acquisition was impaired. This resulted in a non-cash impairment charge of $12.8 million during the fourth quarter of 2006.

Operating income of $26.3 million in 2007 represented a $20.8 million or 379.2% increase compared to operating income of $5.5 million in 2006. This increase was due principally to the absence, in 2007, of an impairment charge in the specialty catalogs segment for goodwill related to the Dingley Acquisition, the cost benefits realized from the shutdown of the Capital City Press facility, which included lower restructuring and amortization costs, as well as lower material and outsourcing expenses. Operating income of $21.0 million for the publications segment in 2007 was $5.7 million higher than the operating income for the same period in 2006 primarily due to the cost benefits realized from the shutdown of the Capital City Press facility, partially offset by an investment in a new product offering. Operating income of $1.5 million for the specialty catalogs segment in 2007 represented a $14.2 million increase as compared to an operating loss of $12.7 million for the same period last year. This increase was due primarily to the absence, in 2007, of the charge related to goodwill impairment which was recorded in 2006 coupled with lower bad debt expense and increased revenues from recyclable materials. Operating income of $6.3 million for the books segment in 2007 represented a $1.1 million increase as compared to 2006. Increases in net sales partially offset by additional costs for labor and supplies were the primary reasons for the book segment increase.

Income before income taxes for 2007 was $8.3 million, a $21.1 million increase as compared to a loss before income taxes of 12.8 million for 2006. Income before income taxes margin for 2007 was 2.4%, an increase of 6.2 margin points compared to a negative 3.8% margin for 2006. The increase in income before income taxes margin for 2007 was mainly the result of the absence, in 2007, of the full impairment of the specialty catalogs segment goodwill related to the Dingley Acquisition, along with lower restructuring costs and amortization expense resulting from the shutdown of the Capital City Press facility in 2006, lower outsourcing costs, lower bad debt expense and increased revenues.

Our effective income tax rate in 2007 was 41.3% compared to 34.8% in 2006. The increase in the effective tax rate in 2007 was caused primarily by changes in the apportionment of taxable income among the states in which we conduct business and the recognition of additional estimated tax liabilities upon the adoption of FIN 48. The 2006 effective tax rate reflects a lower than expected tax benefit resulting from the impact of taxable income, despite a consolidated loss, incurred in states that do not have unitary tax filing requirements.

Net income for 2007 was $4.8 million, a $13.1 million increase as compared to a net loss of $8.3 million for 2006 due to the factors mentioned previously.

Index

Comparison of Years Ended December 31, 2006 and December 31, 2005

					Percent of revenue
	Year ended December 31,		Increase (decrease)		Year ended December 31,
(in thousands)	2006	2005	Dollars	Percentage	2006	2005

Net sales
Publications	$179,541	$181,149	$(1,608)	(0.9%)	53.2%	52.1%
Specialty catalogs	99,060	111,846	(12,786)	(11.4%)	29.3%	32.1%
Books	59,287	55,147	4,140	7.5%	17.6%	15.8%
Intersegment sales elimination	(348)	(183)	(165)	(90.2%)	(0.1%)	-
Total net sales	337,540	347,959	(10,419)	(3.0%)	100.0%	100.0%

Cost of sales	272,164	283,503	(11,339)	(4.0%)	80.6%	81.5%

Gross profit	65,376	64,456	920	1.4%	19.4%	18.5%

Selling and administrative expenses	40,339	39,594	745	1.9%	12.0%	11.3%
Loss on disposition of fixed assets	255	586	(331)	(56.5%)	0.1%	0.2%
Restructuring costs	2,736	429	2,307	537.8%	0.8%	0.1%
Amortization of intangibles	3,782	1,950	1,832	93.9%	1.1%	0.6%
Impairment of goodwill	12,775	-	12,775	nm	3.8%	-
Total operating expenses	59,887	42,559	17,328	40.7%	17.8%	12.2%

Operating income
Publications	15,263	17,102	(1,839)	(10.8%)	8.5%	9.4%
Specialty catalogs	(12,695)	2,599	(15,294)	nm	(12.8%)	2.3%
Books	5,213	4,194	1,019	24.3%	8.8%	7.6%
Corporate expenses	(2,292)	(1,998)	(294)	(14.7%)	N/A	N/A
Total operating income	5,489	21,897	(16,408)	(74.9%)	1.6%	6.3%

Other (income) expense
Interest expense	18,818	18,968	(150)	(0.8%)	5.6%	5.5%
Interest income	(226)	(280)	54	19.3%	(0.1%)	(0.1%)
Other, net	(316)	(407)	91	22.4%	(0.1%)	(0.1%)
Total other expense	18,276	18,281	(5)	(0.0%)	5.4%	5.3%

(Loss) income before income taxes	(12,787)	3,616	(16,403)	nm	(3.8%)	1.0%

Income tax (benefit) provision	(4,444)	2,436	(6,880)	nm	(1.3%)	0.7%

Net (loss) income	$(8,343)	$1,180	$(9,523)	nm	(2.5%)	0.3%
_______________
nm- not meaningful

Net sales were $337.5 million in 2006, a $10.4 million or 3.0% decrease compared to net sales of $347.9 million for 2005, due primarily to customer attrition. Net sales for the publications segment for 2006 decreased by 0.9% due mainly to planned customer attrition as a result of the shutdown of the Capital City Press facility. Net sales for the specialty catalogs segment decreased by 11.4% primarily due to customer attrition as well as reductions in run lengths for specific customers. Net sales for the books segment grew by 7.5% primarily due to new work awarded to us.

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

Index

In connection with our annual assessment of goodwill, we concluded that the goodwill related to the Dingley Acquisition was impaired. This resulted in a non-cash impairment charge of $12.8 million during the fourth quarter of 2006. There were no indications of impairment as a result of our annual goodwill assessment in 2005.

Operating income of $5.5 million in 2006 represented a $16.4 million or 74.9% decrease compared to operating income of $21.9 million in 2005. This decrease was due principally to the full impairment of the specialty catalogs segment goodwill related to the Dingley Acquisition and the costs associated with the shutdown of Capital City Press, partially offset by the decrease in costs associated with the compliance requirements of the Sarbanes-Oxley Act of 2002. Operating income of $15.3 million for the publications segment in 2006 was $1.8 million lower than the operating income for the same period in 2005 primarily due to the restructuring costs and the accelerated amortization of intangible assets recorded in connection with the shutdown of the Capital City Press facility partially offset by the cost savings realized as a result of the shutdown of the Capital City Press facility. The operating loss of $12.7 million for the specialty catalogs segment in 2006 represented a $15.3 million decline as compared to the same period last year. The impairment of goodwill, the decrease in net sales and an increase in the allowance for doubtful accounts of $1.1 million related to the liquidity concerns for a specific customer were the primary reasons for the operating income decline. These adverse impacts were partially offset by productivity improvements, lower healthcare costs due to plan changes, as well as cost containment of materials and maintenance costs. Operating income for the books segment increased by $1.0 million in 2006. Increases in net sales partially offset by increased costs, mainly paper, were the primary reasons for the increase.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $27.4 million for 2007, an increase of $3.1 million as compared to $24.3 million for 2006. The increase was primarily due to an increase in net income of $13.2 million partially offset by a decrease in non-cash charges of $7.5 million and by unfavorable working capital changes of $2.6 million.  The decline due to working capital changes was caused by (i) an increase in accounts receivable due primarily to higher sales and  (ii) a decrease in the level of accrued expenses, primarily customer deposits on hand in our catalogs segment, at the end of 2007 as compared to the same period in 2006 partially offset by the timing of vendor and tax payments during 2007 as compared to 2006. The decrease in non-cash charges consisted primarily of the absence, in 2007, of the charge related to goodwill impairment in the specialty catalogs segment coupled with lower amortization in 2007 as compared to 2006 as a result of the shutdown of Capital City Press partially offset by the change in deferred income taxes.

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

Index

We had cash of $20.5 million as of December 31, 2007 compared to $7.8 million as of December 31, 2006. During 2007 and 2006, we utilized cash provided by operating activities to make investments in new equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Investing Activities

Net cash used in investing activities was $14.5 million for 2007 compared to $24.5 million for 2006. This $10.0 million decrease was primarily the result of an $11.1 million decrease in plant and equipment purchased in the ordinary course of business and the proceeds from the repayment of funds previously advanced to Holdings, partially offset by a decrease in proceeds from the sale of excess equipment of $1.6 million.

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

Financing Activities

Net cash used in financing activities for 2007 was $0.2 million which primarily resulted from the payment of a cash dividend. Net cash provided by financing activities for 2006 was negligible. Net cash used in financing activities for 2005 was $0.2 million which primarily resulted from the payment of a cash dividend.

Total debt outstanding at December 31, 2007 was $164.9 million which was unchanged as compared to $164.9 million outstanding at December 31, 2006.

Indebtedness

As of December 31, 2007, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of December 31, 2007. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

 The terms of our working capital facility are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re-borrow such advances until the May 2009 maturity date.

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Additionally, our working capital facility contains various restrictive covenants. Among other things, it prohibits us from prepaying other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and requires us to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) was $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the year ended December 31, 2007, our interest coverage ratio was 2.68 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $46.0 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

Index

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net cash provided by operating activities	$27,459	$24,336	$23,543

Accounts receivable	3,815	(1,174)	704
Inventories	228	9	556
Other current assets	270	(83)	611
Refundable income taxes	(438)	(671)	(1,935)
Other assets	(527)	171	846
Accounts payable	(6,814)	536	(3,357)
Accrued expenses	1,545	(3,214)	(125)
Accrued interest	27	1	119
Income taxes payable	(765)	-	-
Other liabilities	268	(507)	(509)
Provision for doubtful accounts	(495)	(1,220)	(53)
Provision for inventory realizability and LIFO value	(44)	(106)	(64)
Non-cash donation of property	(45)	-	-
Deferred income tax (expense) benefit	(311)	7,235	269
Loss on disposition of fixed assets, net	(4)	(254)	(586)
Income tax provision (benefit)	3,413	(4,444)	2,436
Cash interest expense	17,123	17,215	17,201
Management fees	917	784	827
Non cash adjustments:
Adjustments to LIFO value	12	51	30
(Increase) decrease in market value of investments	(58)	120	(85)
Amortization of prepaid lease costs	84	83	83
Loss on disposition of fixed assets	190	317	695
Restructuring costs	115	2,736	429

Working Capital Facility EBITDA	$45,965	$41,921	$41,635

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for 2008 will total about $18.2 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Index

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations as of December 31, 2007:

	Remaining Payments Due by Period
			2009 to	2011 to	2013 and
	Total	2008	2010	2012	beyond
(in thousands)

Long term debt, including interest (1)	$226,308	$16,913	$33,825	$175,570	$-
Operating leases	13,680	5,376	6,630	1,674	-
Purchase obligations (2)	12,945	12,049	824	64	8
Other long-term obligations (3)	917	258	344	302	13

Total (4)	$253,850	$34,596	$41,623	$177,610	$21
______________________
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

(4)
As discussed in Notes 2 and 11 in our Consolidated Financial Statements, we adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2007, we have recognized $1.5 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2007, 2006 and 2005.

Recently Issued Accounting Pronouncements

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

Index

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by us in the first quarter of fiscal 2009. We believe that the adoption of SFAS 141R would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” (“SFAS 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by us in the first quarter of fiscal 2009. We have not determined the impact, if any, the adoption of SFAS 160 will have on our financial position and results of operations, but do not expect that the impact would be material.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in fiscal years 2007, 2006 and 2005 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any borrowings under our working capital facility. During 2007, we did have borrowings under our working capital facility and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the year ended December 31, 2007. All of our other debt carries fixed interest rates.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholder
of The Sheridan Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in the stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of The Sheridan Group, Inc. and Subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock based compensation in 2006.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 28, 2008

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$20,517,198	$7,800,258
Accounts receivable, net of allowance for doubtful accounts of $616,869 and $1,951,420, respectively	34,469,418	31,150,309
Due from parent company	-	226,147
Inventories, net	19,142,545	18,957,879
Other current assets	4,539,405	4,043,345
Refundable income taxes	-	437,504
Deferred income taxes	1,155,409	1,803,716
Total current assets	79,823,975	64,419,158

Property, plant and equipment, net	126,708,651	129,665,739
Intangibles, net	40,545,117	42,985,424
Goodwill	44,503,312	44,697,800
Deferred financing costs, net	3,884,311	5,324,014
Other assets	3,502,824	4,474,484
Total assets	$298,968,190	$291,566,619

Liabilities
Current liabilities
Accounts payable	$25,646,740	$20,502,823
Accrued expenses	25,522,322	27,433,944
Income taxes payable	72,513	-
Total current liabilities	51,241,575	47,936,767

Notes payable	164,929,659	164,915,478
Deferred income taxes	27,153,776	27,909,465
Other liabilities	4,797,887	4,116,999
Total liabilities	248,122,897	244,878,709
Commitments and contingencies

Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	51,043,554	51,010,425
Accumulated deficit	(198,261)	(4,322,515)
Total stockholder's equity	50,845,293	46,687,910

Total liabilities and stockholder's equity	$298,968,190	$291,566,619

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2007	2006	2005
Net sales	$344,239,531	$337,540,314	$347,958,675
Cost of sales	274,189,774	272,164,460	283,502,625
Gross profit	70,049,757	65,375,854	64,456,050
Selling and administrative expenses	41,745,714	40,338,796	39,594,103
Loss on disposition of fixed assets	4,329	254,742	585,617
Restructuring costs	114,940	2,736,027	429,231
Amortization of intangibles	1,877,165	3,781,944	1,950,204
Impairment of goodwill	-	12,774,931	-
Total operating expenses	43,742,148	59,886,440	42,559,155
Operating income	26,307,609	5,489,414	21,896,895
Other (income) expense
Interest expense	18,576,598	18,818,043	18,967,623
Interest income	(445,935)	(225,759)	(280,254)
Other, net	(83,320)	(315,874)	(406,853)
Total other expense	18,047,343	18,276,410	18,280,516
Income (loss) before income taxes	8,260,266	(12,786,996)	3,616,379
Income tax provision (benefit)	3,413,273	(4,444,148)	2,436,000
Net income (loss)	$4,846,993	$(8,342,848)	$1,180,379

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholder’s Equity
Years Ended December 31, 2007, 2006 and 2005

				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-In	Retained	Stockholder's
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2004	1	-	$50,975,000	$3,089,845	$54,064,845

Cash dividend	-	-	-	(249,891)	(249,891)
Capital contribution from parent company - stock options exercised	-	-	800	-	800
Net income	-	-	-	1,180,379	1,180,379

Balance as of December 31, 2005	1	-	$50,975,800	$4,020,333	$54,996,133

Capital contribution from parent company - stock options exercised	-	-	1,200	-	1,200
Income tax benefit from stock options exercised	-	-	655	-	655
Share-based compensation	-	-	32,770	-	32,770
Net loss	-	-	-	(8,342,848)	(8,342,848)

Balance as of December 31, 2006	1	-	$51,010,425	$(4,322,515)	$46,687,910

Cash dividend	-	-	-	(249,463)	(249,463)
Impact of adopting new accounting standard - FIN 48	-	-	-	(473,276)	(473,276)
Share-based compensation	-	-	33,129	-	33,129
Net income	-	-	-	4,846,993	4,846,993

Balance as of December 31, 2007	1	-	$51,043,554	$(198,261)	$50,845,293

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	December 31,	December 31,	December 31,
	2007	2006	2005
Cash flows provided by operating actvities:
Net income (loss)	$4,846,993	$(8,342,848)	$1,180,379
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	15,957,244	15,209,022	15,121,343
Amortization of intangible assets	1,877,165	3,781,944	1,950,204
Impairment of goodwill	-	12,774,931	-
Provision for doubtful accounts	495,475	1,219,661	53,074
Provision for inventory realizability and LIFO value	43,493	106,228	63,950
Stock-based compensation	33,129	32,770	-
Amortization of deferred financing costs and debt discount, included in interest expense	1,453,884	1,603,065	1,766,857
Non-cash donation of property	45,000	-	-
Deferred income tax benefit	311,100	(7,235,320)	(269,136)
Loss on disposition of fixed assets	4,329	254,742	585,617
Changes in operating assets and liabilities
Accounts receivable	(3,814,584)	1,174,055	(704,029)
Inventories	(228,159)	(8,841)	(556,346)
Other current assets	(269,913)	82,368	(610,456)
Refundable income taxes	437,504	670,647	1,934,664
Other assets	527,308	(171,339)	(845,880)
Accounts payable	6,813,640	(535,703)	3,357,249
Accrued expenses	(1,545,150)	3,214,047	125,202
Accrued interest	(26,458)	(622)	(118,767)
Income tax payable	765,438	-	-
Other liabilities	(267,974)	506,730	509,253
Net cash provided by operating activities	27,459,464	24,335,537	23,543,178

Cash flows used in investing activities:
Purchases of property, plant and equipment	(15,157,782)	(26,295,867)	(21,282,193)
Proceeds from sale of fixed assets	438,574	2,022,474	165,926
Proceeds from insurance coverage	-	-	809,971
Proceeds from (advances to) parent company	226,147	(226,147)	-
Net cash used in investing activities	(14,493,061)	(24,499,540)	(20,306,296)

Cash flows (used in) provided by financing activities:
Borrowing of revolving line of credit	6,847,000	42,341,000	21,568,000
Repayment of revolving line of credit	(6,847,000)	(42,341,000)	(21,568,000)
Proceeds from capital contribution from parent company	-	1,200	800
Realized income tax benefit from stock options exercised	-	655	-
Payment of dividend	(249,463)	-	(249,891)
Net cash (used in) provided by financing activities	(249,463)	1,855	(249,091)

Net increase (decrease) in cash and cash equivalents	12,716,940	(162,148)	2,987,791

Cash and cash equivalents at beginning of period	7,800,258	7,962,406	4,974,615

Cash and cash equivalents at end of period	$20,517,198	$7,800,258	$7,962,406

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$17,149,172	$17,215,599	$17,319,533
Income taxes, net of refunds	$1,512,577	$2,062,831	$738,852

Non-cash investing activities
Asset additions in accounts payable	$907,608	$2,577,331	$940,732

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005

1. Business Organization

The Sheridan Group, Inc. (“TSG”) is one of the leading specialty printers in the United States, offering a full range of printing and value-added support services for the journal, magazine, book, catalog and article reprint markets. We provide a wide range of printing services and value-added support services, such as electronic copy editing, composition, digital proofing, subscriber database maintenance, distribution services and electronic publishing support. We have eight wholly-owned subsidiaries: The Sheridan Press, Inc. (“TSP”), Dartmouth Printing Company (“DPC”), Dartmouth Journal Services, Inc. (“DJS”), United Litho, Inc., Capital City Press, Inc. (“CCP”), Sheridan Books, Inc. (“SBI”), The Dingley Press, Inc. (“TDP”) and The Sheridan Group Holding Company. As used in the Notes to the Consolidated Financial Statements, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

On August 21, 2003, we became a wholly-owned subsidiary of TSG Holdings Corp. (“Holdings”), when Holdings purchased 100% of the outstanding capital stock of TSG from its existing stockholders (the “Sheridan Acquisition.”) We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $105.0 million aggregate principal amount of 10¼% Senior Secured Notes due 2011 (the “2003 Notes”) and equity investments in Holdings. On May 25, 2004, we acquired all of the assets and business of The Dingley Press of Lisbon, Maine (the “Dingley Acquisition.”) We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $65.0 million aggregate principal amount of 10¼% Senior Secured Notes due 2011 (the “2004 Notes”) and equity investments in Holdings.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The Sheridan Group, Inc. and its wholly-owned subsidiaries, TSP, DPC, DJS, ULI, CCP, SBI, TDP and The Sheridan Group Holding Company. All material intercompany balances and transactions have been eliminated.

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

Within the financial tables in these Consolidated Financial Statements, some columns and rows may not add due to the use of rounded numbers for disclosure purposes.

Segment Changes

In the first quarter of 2007, we made changes to our organizational structure which impacted our reportable segments. These changes did not impact our consolidated financial position, results of operations or cash flows. See Note 16 for additional information regarding the changes in reportable segments. The periods presented in these Consolidated Financial Statements are reported on a comparable basis.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” we record revenue when realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	The seller’s price to the buyer is fixed or determinable, and
•	Collectibility is reasonably assured.

As such, substantially all revenue is recognized when a product is shipped and title and risk of loss transfers to the customer. Shipping and handling fees billed to customers are included in net sales and any cost of shipping and handling is included in cost of sales.

Index

Cash and Cash Equivalents

Cash and cash equivalents include amounts invested in accounts which are readily convertible to known amounts or have original maturities of three months or less when purchased.

Business and Credit Concentrations

Our customers are not concentrated in any specific geographic region, but are concentrated in the journal, magazine, book, specialty catalog and article reprint markets. There were no significant accounts receivable from a single customer. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis. Past due balances over 120 days are reviewed for collectibility and form the basis of our reserve. When we determine that a particular customer poses a credit risk, a specific reserve is established. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. During 2007, we recognized a significant reduction in our allowance for doubtful accounts as the result of write-offs related primarily to two specific customers. These customers accounted for charges to expense of approximately $0.5 million and $1.1 million during 2007 and 2006, respectively.

A rollforward of the allowance for doubtful accounts is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2007	2006	2005

Balance at beginning of period	$1,951,420	$956,612	$1,136,719

Charged to expense	495,475	1,219,661	53,074

Deductions	(1,830,026)	(224,853)	(233,181)

Balance at end of period	$616,869	$1,951,420	$956,612

Inventories

Inventories are stated at the lower of cost or market with the cost of TSP’s paper inventory and SBI’s work-in-process inventory determined by the last-in, first-out (“LIFO”) cost method. The cost of the remaining inventory (approximately 92% of inventories at December 31, 2007 and 2006, respectively) is determined using the first-in, first-out (“FIFO”) method.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable pursuant to SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

Index

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48, we recognized a $0.5 million decrease in our retained earnings balance and a $0.3 million increase in goodwill. At the date of adoption of FIN 48, our gross unrecognized tax benefits were $1.3 million. Of this total, $0.3 million, net of federal and state benefits, represents the amount of unrecognized tax benefits that, if recognized, would have a favorable impact on the effective tax rate.

Goodwill

We review goodwill and indefinite-lived assets at least annually for impairment. Separable intangible assets that have finite useful lives are amortized over their useful lives.

Goodwill is tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment is then measured in the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for each reporting unit. To determine the implied fair value of goodwill, we make a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this methodology, we concluded that $12.8 million of the specialty catalogs segment goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2006. We do not believe there is any impairment of goodwill as of December 31, 2007.

Identified Intangible and Other Long-Lived Assets

Identified intangible assets, which primarily consist of customer relationships and trade names, were valued at fair value with the assistance of independent appraisers, effective with acquisitions. All long-lived assets are amortized over the estimated useful lives. We periodically review long-lived assets for impairment using undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and do not believe there is any impairment of intangible assets or other long-lived assets as of December 31, 2007 and 2006 pursuant to SFAS 144.

Deferred Financing Costs

Deferred financing costs incurred in connection with the 2003 Notes and the 2004 Notes are being amortized over the term of the related debt using the effective interest method. Deferred financing costs incurred in connection with establishing the revolving credit agreement are being amortized over the term of the agreement using the straight-line method. Accumulated amortization as of December 31, 2007 and 2006 was $6.9 million and $5.4 million, respectively.

Accounting for Stock Based Compensation

Our parent company, Holdings, established the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, we determine fair value through internal valuations based on historical financial information and/or through a third party service provider. As of December 31, 2007, 150 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five-year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share options upon exercise.

Index

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires that the cost of equity-based service awards be measured based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. This statement became effective for us on January 1, 2006. We adopted the “Modified Prospective Application” transition method which does not result in restatement of previously issued financial statements upon adoption. Awards that are granted after this date will be measured and non-cash compensation expense will be recognized in the consolidated statements of income in accordance with SFAS 123R. In addition, non-vested awards that were granted prior to the effective date of SFAS 123R also result in recognition of non-cash compensation expense after the date of adoption. We recognize stock-based compensation expense ratably over the vesting periods of options, adjusted for estimated forfeitures.

Years ended December 31, 2007 and 2006

For the years ended December 31, 2007 and 2006, we recognized non-cash stock-based compensation expense of approximately $33,100 (approximately $19,500 net of taxes) and $32,800 (approximately $20,300 net of taxes), respectively, which is included in selling and administrative expenses.

We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the options is an output of the option-pricing model and estimates the period of time that options are expected to remain unexercised. We use historical data to estimate the timing and amount of option exercises and forfeitures. The expected volatility is calculated by averaging the 12-month volatility for five peer group companies and a small-cap index. The following summarizes the assumptions used for estimating the fair value of stock options granted during the years ended December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Risk-free interest rate	4.12%-4.32%	4.03%-4.69%
Average expected years until exercise	7.75 years	5.0 years
Expected volatility	25%	35%
Weighted-average expected volatility	25%	35%
Dividend yield	0%	0%

The following is a summary of option activity for the years ended December 31, 2007 and 2006:

					Weighted average
			Weighted average		remaining contractual		Aggregate intrinsic
	Number of shares		exercise price		term (in years)		value
	Years ended December 31,		Years ended December 31,		Years ended December 31,		Years ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Options outstanding at beginning of year	55,150	52,400	$11.52	$10.00
Granted	900	5,700	53.06	24.75
Exercised	-	(120)		10.00
Forfeited	(900)	(2,830)	10.00	10.00
Options outstanding at end of year	55,150	55,150	$12.23	$11.52	6.7	7.4	$5,851,600	$1,725,400

Options exercisable at end of year	20,230	14,910	$10.15	$10.09	6.7	7.4	$2,188,400	$487,900

Index

The following is a summary of non-vested option activity for the years ended December 31, 2007 and 2006:

			Weighted average grant
	Number of shares		date fair value
	Years ended December 31,		Years ended December 31,
	2007	2006	2007	2006
Non vested options outstanding at beginning of year	40,240	42,280	$3.32	$2.67
Granted	900	5,700	20.06	9.35
Vested	(5,680)	(5,150)	2.62	2.38
Forfeited	(540)	(2,590)	2.49	2.45
Non vested options outstanding at end of year	34,920	40,240	$4.11	$3.32

The total compensation cost related to nonvested awards not yet recognized as of December 31, 2007 is approximately $0.1 million and will be recognized over a weighted average period of approximately 5.0 years.

During the year ended December 31, 2007, no options to purchase Holdings Common Stock were exercised. During the year ended December 31, 2006, 120 options to purchase Holdings Common Stock were exercised and $1,200 of proceeds was received. The total intrinsic value, the difference between the exercise price and the fair value of Holdings Common Stock on the date of exercise of options exercised during the year ended December 31, 2006, was $1,770.

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

The following table reflects pro forma net income had we elected to adopt the fair value approach of SFAS No. 123, “Accounting for Stock-Based Compensation”:

Year ended
December 31,
2005
Net income as reported	$1,180,379
Less: Stock-based compensation, net of tax	13,615
Pro forma net income	$1,166,764

The estimated fair value of each option on the date of grant was calculated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted:

December 31,
2005
Risk-free interest rate	4.38%
Average expected years until exercise	5.6 years
Expected volatility	0%
Dividend yield	0%
Weighted average fair value per share	$2.17

Plan activity in 2005 was as follows:

Year ended
December 31,
2005
Shares under option at beginning of year	55,500
Options granted (weighted average exercise price of $10.00)	900
Options canceled (weighted average exercise price of $10.00)	(3,920)
Options exercised (exercise price of $10.00)	(80)
Shares under option at end of year	52,400

Index

At December 31, 2005, the remaining weighted average life of the outstanding options was approximately 8 years. All options issued since plan inception were granted with an exercise price of $10.00, which equaled the fair market value of Holdings Common Stock on the date of grant. At December 31, 2005, 10,120 options were exercisable. During 2005, 80 options to purchase Holdings Common Stock were exercised and the $800 of proceeds received was contributed from Holdings to us.

Fair Value Information

We believe that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of the our publicly traded debt, based on quoted market prices, was approximately $165.0 million and $171.6 million as of December 31, 2007 and 2006, respectively.

Advertising Costs

We expense advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense, included in selling and administrative expenses in the consolidated statements of operations, was approximately $0.4 million, $0.4 million and $0.5 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

New Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”)  which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by us in the first quarter of fiscal 2009. We believe that the adoption of SFAS 141R would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” (“SFAS 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by us in the first quarter of fiscal 2009. We have not determined the impact, if any, the adoption of SFAS 160 will have on our financial position and results of operations.

Index

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. Inventories

Inventories consist of the following:

	December 31,	December 31,
	2007	2006
Work-in-process	$10,471,590	$8,966,708
Raw materials (principally paper)	8,793,555	10,101,504
	19,265,145	19,068,212
Excess of current cost over LIFO inventory value	(122,600)	(110,333)
	$19,142,545	$18,957,879

We maintained a reserve for the realizability of inventory in the amounts of $83,363 and $90,796 for the years ended December 31, 2007 and 2006, respectively, which are included in the amounts in the table above relating to work-in-process and raw materials. A rollforward of this inventory reserve is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2007	2006	2005

Balance at beginning of period	$90,796	$95,988	$127,144

Charged to expense	23,888	55,759	34,351

Deductions	(31,321)	(60,951)	(65,507)

Balance at end of period	$83,363	$90,796	$95,988

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2007	2006
Land	$4,853,918	$4,893,202
Buildings and improvements	42,743,716	39,880,509
Machinery and equipment	132,392,664	123,875,309
	179,990,298	168,649,020
Accumulated depreciation	(53,281,647)	(38,983,281)
Property, plant and equipment, net	$126,708,651	$129,665,739

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005, was $16.0 million, $15.2 million, and $15.1 million, respectively.

5. Intangible Assets

In conjunction with previous acquisitions, we acquired intangible assets relating to customer relationships, trade names and technology. The customer relationships, trade names and technology are being amortized using the straight-line method over their estimated useful lives as described below. Amortization expense for the years ended December 31, 2007, 2006 and 2005, related to customer relationships, trade names and technology intangible assets was $1.7 million, $3.6 million and $1.7 million, respectively. Other, in the table below, as of December 31, 2007, consists of $0.8 million related to the realization of the tax goodwill benefit in connection with the Dingley Acquisition. Beginning in 2007, this benefit was applied to reduce intangibles related to the Dingley Acquisition since the goodwill related to the Dingley Acquisition was reduced to zero in 2006 as the result of our impairment analysis (see Note 6.) Amortization expense for the year ended December 31, 2006 included $1.9 million, representing the write-off of the Capital City Press trade name, which had an original value of $2.0 million, as a result of the shutdown of the Capital City Press facility.

Index

		December 31, 2007				December 31, 2006
	Useful Life	Cost	Accumulated Amortization	Other	Net	Cost	Accumulated Amortization	Net

Customer relationships	25 years	$27,800,000	$4,750,073	$652,509	$22,397,418	$27,800,000	$3,652,018	$24,147,982
Trade names	40 years	20,400,000	2,215,186	98,100	18,086,714	20,400,000	1,706,392	18,693,608
Technology	5 years	300,000	208,277	30,738	60,985	300,000	156,166	143,834
		$48,500,000	$7,173,536	$781,347	$40,545,117	$48,500,000	$5,514,576	$42,985,424

We estimate annual amortization expense and the tax goodwill benefit related to these intangibles as follows:

Years
ended	Amortization
December 31,	expense	Other	Total

2008	1,608,769	778,000	2,386,769
2009	1,547,072	778,000	2,325,072
2010	1,505,088	368,674	1,873,762
2011	1,500,000	-	1,500,000
2012	1,500,000	-	1,500,000
Thereafter	30,959,514	-	30,959,514

Total	$38,620,443	$1,924,674	$40,545,117

6. Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill at December 31, 2007 and 2006 totaled $44.5 million and $44.7 million, respectively. Goodwill resulted from the Sheridan Acquisition as a result of a stock purchase and, therefore, is not deductible for tax purposes and from the Dingley Acquisition as a result of an asset purchase and is deductible for tax purposes.

As of December 31, 2006, the initial step in the annual test for goodwill impairment indicated potential impairment in the specialty catalogs segment, as a result of declining results at TDP. We completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for TDP. As a result of the second step, we determined that the carrying value of goodwill at TDP was fully impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows:

Index
		Specialty
	Publications	Catalogs	Books	Consolidated
Balance at December 31, 2005	$34,507,174	$13,553,021	$8,922,848	$56,983,043

Realization of tax goodwill benefit related to the Dingley Acquisition	-	(778,090)	-	(778,090)
Adjustment of deferred tax liabilities related to assets acquired in the Sheridan Acquisition	768,448	-	-	768,448
Adjustment of current tax liabilities related to assets acquired in the Sheridan Acquisition	347,000	-	-	347,000
Adjustment of other liabilities related to assets acquired in the Sheridan Acquisition	152,330	-	-	152,330
Impairment charge	-	(12,774,931)	-	(12,774,931)

Balance at December 31, 2006	$35,774,952	$-	$8,922,848	$44,697,800

Increase in other liabilities for uncertain tax positions upon adoption of FIN 48	276,032	-	-	276,032
Reduction of uncertain tax positions related to the lapse of a statute of limitations	(470,520)	-	-	(470,520)

Balance at December 31, 2007	$35,580,464	$-	$8,922,848	$44,503,312

7. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2007	2006
Other receivables	$1,396,820	$1,409,750
Prepaid expenses and deposits	3,298,843	2,904,721
Non-compete agreements, net	145,669	363,875
Deferred compensation plan assets	3,091,430	3,750,995
Other	109,467	88,488
Total	8,042,229	8,517,829
Less: current portion	4,539,405	4,043,345
Long-term portion	$3,502,824	$4,474,484

Non-compete agreements are presented net of accumulated amortization of $1.6 million and $1.3 million as of December 31, 2007 and 2006, respectively. Amortization expense related to the non-compete agreements (which is included in amortization of intangibles in the consolidated statements of income and cash flows) for the years ended December 31, 2007, 2006 and 2005, was $0.2 million, $0.2 million and $0.2 million, respectively.

8. Notes Payable and Revolving Credit Facility

In conjunction with the Sheridan Acquisition, on August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011. The carrying value of the 2003 Notes was $104.2 million and $104.0 million as of December 31, 2007 and 2006, respectively.

In conjunction with the Dingley Acquisition, on May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011. The carrying value of the 2004 Notes was $60.7 million and $60.9 million as of December 31, 2007 and 2006, respectively. The 2004 Notes have identical terms to the 2003 Notes.

The 2003 Notes and the 2004 Notes are collateralized by security interests in substantially all of our assets, subject to permitted liens. The capital stock, securities and other payment rights of our subsidiaries will constitute collateral for the 2003 Notes and the 2004 Notes only to the extent that Rule 3-10 and Rule 3-16 of Regulation S-X under the Securities Act do not require separate financial statements of a subsidiary to be filed with the SEC. Payment obligations under the 2003 Notes and the 2004 Notes are guaranteed jointly and severally, irrevocably and unconditionally, by all of our subsidiaries. The Sheridan Group, Inc. (the stand-alone parent company) owns 100% of the outstanding stock of all of its subsidiaries and has no material independent assets or operations. There are no restrictions on the ability of The Sheridan Group, Inc. (the stand-alone parent company) to obtain funds by dividend, advance or loan from its subsidiaries.

Index

In connection with the offerings of the 2003 Notes and the 2004 Notes (the “Offerings”), we entered into registration rights agreements pursuant to which we were required to register the 2003 Notes and the 2004 Notes with the SEC. We filed Registration Statements on Form S-4 with the SEC in connection with exchange offers of our outstanding 2003 Notes and 2004 Notes for like principal amounts of new senior secured notes. The Registration Statement covering the 2003 Notes was declared effective on October 13, 2004. The Registration Statement covering the 2004 Notes was declared effective on October 25, 2004. The new senior secured notes are identical in all material respects to the 2003 Notes and the 2004 Notes, except that the new senior secured notes do not bear legends restricting the transfer thereof.

In an event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately. Concurrent with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrent with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of December 31, 2007, we had no borrowings outstanding under the Revolver, had unused amounts available of $28.3 million and had $1.7 million in outstanding letters of credit. The outstanding letters of credit include $0.3 million to secure a working capital facility for an affiliate of Holdings.

Borrowings under the Revolver are collateralized by our assets, subject to permitted liens. The Revolver contains various covenants including provisions that prohibit us from incurring and prepaying other indebtedness and places restrictions on our ability to pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of December 31, 2007.

In an event of default, all principal and interest due under the Revolver shall be immediately due and payable.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2007	2006
Payroll and related expenses	$6,840,946	$4,674,621
Profit sharing accrual	2,090,600	2,226,696
Accrued interest	6,348,745	6,375,204
Customer prepayments	3,976,704	7,182,562
Deferred revenue	2,043,733	1,333,852
Self-insured health and worker's compensation accrual	2,072,977	2,728,251
Other	2,148,617	2,912,758
	$25,522,322	$27,433,944

Index

10. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2007	2006
Non-compete agreements	$573,280	$785,238
Deferred compensation	2,574,956	3,228,927
Tax reserves	1,594,031	-
Other	55,620	102,834
Total	$4,797,887	$4,116,999

11. Income Taxes

The components of the income tax provision (benefit) are as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
Current
Federal	$2,605,734	$2,066,843	$2,151,489
State	496,439	724,329	553,647
	3,102,173	2,791,172	2,705,136
Deferred
Federal	318,811	(6,570,263)	(1,173,117)
State	(7,711)	(665,057)	903,981
	311,100	(7,235,320)	(269,136)
	$3,413,273	$(4,444,148)	$2,436,000

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2007	2006

Deferred tax assets
Incentive and vacation accrual	$1,307,479	$1,434,550
Bad debt reserve	230,224	725,715
Self insurance accrual	496,414	689,402
Intangible assets	333,613	645,901
Amortization of financing costs	488,484	485,979
Inventory-additional costs capitalized for tax	307,912	225,165
Net operating loss carryforwards-Federal	217,293	319,012
Net operating loss carryforwards-States	697,803	868,690
Fixed asset basis related to state disallowance of bonus depreciation	-	148,434
Goodwill	4,443,660	4,504,641
Federal benefit related to State tax reserves	351,166	-
Other	156,008	59,462
Valuation allowance	(686,924)	(1,205,168)
Total deferred tax assets	8,343,132	8,901,783
Deferred tax liabilities
Intangible assets	16,029,452	16,656,287
Inventory basis difference	284,821	275,729
Property and equipment	16,842,036	16,877,091
Land	1,039,395	1,048,297
Prepaid insurance	145,795	150,128
Total deferred tax liabilities	34,341,499	35,007,532
Net deferred tax liabilities	$25,998,367	$26,105,749

Index

	December 31,	December 31,
	2007	2006
Included in the balance sheet
Noncurrent deferred tax liabilities in excess of assets	$27,153,776	$27,909,465
Current deferred tax assets in excess of liabilities	1,155,409	1,803,716
Net deferred tax liability	$25,998,367	$26,105,749

As a result of the impairment of tax deductible goodwill related to the Dingley Acquisition, deferred tax assets were increased by approximately $4.7 million during 2006 to record the future tax benefit.

In accordance with FAS 109, “Accounting for Income Taxes”, we will realize a tax benefit associated with the amount of tax goodwill in excess of book goodwill associated with the Dingley Acquisition. We will only recognize the benefit when realized on future tax returns and will apply the benefit first to reduce book goodwill associated with the acquisition to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and third to reduce income tax expense. During 2007 and 2006, we realized a tax benefit of $0.8 million and $0.8 million, respectively, associated with the realization of tax deductible goodwill in excess of book goodwill. Such amount has been recorded as a reduction to intangible assets for the year ending December 31, 2007 and as a reduction to book goodwill for the year ending December 31, 2006 (see Note 6).  During 2006, deferred tax liabilities were increased by $0.8 million to correct an immaterial error that existed as of the Sheridan Acquisition date with a corresponding increase to book goodwill for the year ending December 31, 2006 (see Note 6).

At December 31, 2007 and 2006, we had U.S. Federal net operating loss (“NOL”) deduction carryforwards of approximately $0.6 million and $0.9 million, respectively, attributable to one of our subsidiaries. The remaining Federal NOLs as of December 31, 2007 are subject to limitations which allow for approximately $0.3 million of NOLs to be available for use each year. Our Federal NOLs will expire approximately as follows:

Amount of Regular	Year of
Net Operating Loss	Expiration
$460,000	2010
$179,000	2012

As of December 31, 2007 and 2006, we had state NOLs with a tax effected value of approximately $0.7 million and $0.9 million, respectively, in various jurisdictions, which begin to expire in 2013. We have determined that a valuation allowance is needed for approximately $0.7 million and $0.9 million as of December 31, 2007 and 2006, respectively, against net operating losses in State jurisdictions without sufficient prior earnings.

We utilized NOLs against Federal and State taxable income, which reduced tax expense for 2007 and 2006 by approximately $0.1 million, respectively.

In 2007, upon the adoption of FIN 48, we determined that the deferred tax asset related to transaction costs from the Sheridan Acquisition did not meet the more likely than not threshold. Accordingly, the deferred tax asset and full valuation allowance were removed.

A rollforward of our valuation allowance is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2007	2006	2005

Balance at beginning of period	$1,205,168	$978,482	$669,180

Charged to expense	48,524	226,686	309,302

Other, net	(566,768)	-	-

Balance at end of period	$686,924	$1,205,168	$978,482

Index

Our income tax provision differs from taxes computed using the U.S. Federal statutory tax rate as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2007	2006	2005

Income before income taxes	$8,260,266	$(12,786,996)	$3,616,379

U.S. Federal statutory tax rate	$2,808,491	$(4,347,579)	$1,229,569
Increase (decrease) in tax expense resulting from tax reserves	281,229	57,039	31,620
Non-deductible meals and entertainment	75,235	67,485	79,459
Change in valuation allowance	48,524	226,686	309,302
State income taxes, net of U.S. Federal income tax benefit	366,831	(137,730)	168,352
Change in state tax apportionment and rates	(73,609)	(275,872)	780,198
Domestic production activity deduction	(77,066)	(41,060)	(65,179)
Other, net	(16,362)	6,883	(97,321)
Income tax provision	$3,413,273	$(4,444,148)	$2,436,000

During 2007 and 2006, we reported a decrease in our deferred State tax provision of approximately $0.1 million and $0.3 million, respectively, to properly reflect the lower anticipated State effective income tax rates due to decreased apportionment of our taxable income to states with high tax rates.  During 2007, we recognized a $0.3 million increase in our effective rate related to the adoption of FIN 48.

We adopted the provisions of FIN 48, on January 1, 2007. FIN 48 prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in our tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Upon adoption of FIN 48, we recognized a $0.5 million decrease in our retained earnings balance and a $0.3 million increase in goodwill.

We continue to recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.4 million and penalties of $0.2 million as of December 31, 2007. Interest and penalties in the amount of $0.1 million were expensed during the year. Interest and penalties will continue to accrue on certain issues in 2008 and forward.

Our tax reserves relate primarily to state nexus and other related state tax issues. It is not anticipated that the amount of unrecognized tax benefits will increase or decrease significantly within the next 12 months. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate are $0.5 million. The total amount of net unrecognized tax benefits that, if recognized, would impact goodwill are $0.2 million. Our tax reserves, excluding interest and penalties, are as follows:

Index

Year Ended December 31,
(Dollars in thousands)	2007

Balance at beginning of period	$1,313

Increases in tax positions for current year	2

Increases in tax positions for prior years	301

Decreases in tax positions for prior years	(28)

Lapse in statute of limitations	(495)

Balance at end of period	$1,093

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2003.   Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. We realized a benefit of approximately $77,000, $41,000 and $65,000 from the deduction associated with domestic production activities in 2007, 2006 and 2005, respectively. This special deduction is 3% of qualifying income for years 2005 and 2006, 6% in years 2007 through 2009 and 9% thereafter.

12. Commitments

In February 1998, we entered into an employment agreement with our former Chairman of the Board. This agreement includes a 10 year non-compete arrangement, which expires in 2008. The liability for this agreement is to be paid out in increments increasing from $126,000 to $151,200 per year, over 15 years. Included in accrued expenses and other liabilities as of December 31, 2007 is approximately $0.6 million related to the net present value of the obligation under this agreement.

In May 2004, we entered into an employment agreement with the Chairman of The Dingley Press. This agreement includes a 5 year non-compete arrangement, which expires in 2009. The liability for this agreement is to be paid out in increments of $108,000 per year over 5 years. Included in accrued expenses and other liabilities as of December 31, 2007 is approximately $0.1 million related to the net present value of the obligation under this agreement.

We lease warehouse, plant and office space, printing equipment, computer equipment and delivery equipment under non-cancelable operating leases. Rental expense relating to these leases was approximately $4.9 million, $5.2 million and $5.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 approximate minimum future rental payments under non-cancelable operating leases are as follows:

Years Ended December 31,	(in thousands)
2008	$5,376
2009	4,046
2010	2,584
2011	1,658
2012	16
Thereafter	-
Total	$13,680

In exchange for certain pricing arrangements, we have entered into agreements to purchase consumable raw materials. We have also entered into agreements to acquire additional plant and equipment. As of December 31, 2007, approximate future payments related to these agreements are as follows:

Index

	(in thousands)
	Raw	Plant and
Years Ended December 31,	materials	equipment
2008	$1,330	$10,719
2009	370	421
2010	-	33
2011	-	32
2012	-	32
Thereafter	-	8
Total	$1,700	$11,245

13. Employee Benefit Plans

We sponsor a 401(k) retirement plan (the “Plan”). We determine annual discretionary contributions to the Plan. Contributions of approximately $3.0 million, $3.1 million and $2.9 million were charged to operations for the years ended December 31, 2007, 2006 and 2005, respectively.

We maintain a non-qualified deferred compensation plan for certain employees which allows participants to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis and which allows for make-whole contributions for participants whose pre-tax deferrals are limited under our 401(k) Plan and other discretionary contributions. Contributions made by us and our employees are maintained in an irrevocable trust. Legally, the assets remain ours; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquirer, but the assets are subject to the claims of our general creditors. The employee has no right to assign or transfer contractual rights in the trust. The participants are fully vested in their compensation deferred; however, the make-whole contributions and any employer discretionary contributions are subject to vesting requirements. We account for the plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2007 and 2006, we recorded a deferred compensation liability of approximately $2.6 million and $3.2 million, respectively, in other non-current liabilities in the accompanying consolidated balance sheets. The change in the deferred compensation obligation related to changes in the fair value of the vested diversified assets held in trust is recorded in accordance with SFAS 115 as income (loss) in compensation expense with an offsetting entry to other income (loss), respectively. The diversified assets held in trust were approximately $3.1 million and $3.8 million as of December 31, 2007 and 2006, respectively, and are recorded at their fair value, based on quoted market prices, in other non-current assets on the accompanying consolidated balance sheets.

During the fourth quarter of 2006, we recorded an adjustment to the deferred compensation liability of approximately $0.6 million to correct an immaterial error in the deferred compensation liability as of December 31, 2006. Of this amount, approximately $0.4 million was charged to selling and administrative expense and approximately $0.2 million was recorded as additional goodwill to reflect the liability that existed as of the date of the Sheridan Acquisition.

14. Related Party Transactions

In connection with the Sheridan Acquisition, we entered into a 10 year management agreement with our principal equity sponsors, Bruckmann, Rosser, Sherrill & Co. LLC and Jefferies Capital Partners. The management fee is equal to the greater of $0.5 million or 2% of earnings before interest, taxes depreciation and amortization (as defined in the management agreement), plus reasonable out-of-pocket expenses. We incurred and paid approximately $0.9 million, $0.8 million and $0.8 million in such fees for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2006, we advanced $0.2 million to our sole shareholder, Holdings, to fund due diligence efforts related to an acquisition by Holdings. This advance was repaid during 2007.

Pierce Atwood LLP serves as legal counsel for The Dingley Press. A partner at Pierce Atwood LLP is the brother of Christopher A. Pierce, one of our executive officers in his role as Chairman of The Dingley Press. We incurred and paid approximately $0.1 million in fees to Pierce Atwood LLP for the year ended December 31, 2007 and negligible fees for the years ended December 31, 2006 and 2005. We believe the fees were reasonable based upon the services rendered.

J. M. Dryden Hall, Jr., a member of our board of directors until May 2007, previously served us as legal counsel. Fees paid to Mr. Hall for the year ended December 31, 2005, were approximately $0.1 million. Effective January 1, 2006, Mr. Hall no longer served as legal counsel to us.

Index

15. Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

An affiliate of Holdings has entered into an agreement to lease equipment. As a condition of the agreement, we have issued an unconditional guarantee of the affiliated company’s obligations under the agreement. In the event the affiliated company is unable to do so, we have agreed to satisfy the obligations under the agreement up to a maximum of $4.0 million. This guarantee shall remain in effect for the term of the agreement which expires in December 2012.

16. Business Segments

We are a specialty printer in the United States offering a full range of printing and value–added support services for the journal, magazine, book, catalog and article reprint markets. As discussed in Note 2, in the first quarter of 2007, we made changes to our organizational structure that impacted our reportable segments. The “Short-run Journals” and the “Other Publications” segments were reorganized. Our business is now comprised of three operating segments: two of the segments are newly created, “Publications” and “Books.” The third segment, “Specialty Catalogs,” was not impacted by these changes. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services, United Litho and Capital City Press. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We created the position of Group President, Publication Services, to manage our journal and magazine business. The Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 300,000 and 10,000,000 copies.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses and the amortization of a non-compete agreement with our former Chairman of the Board (Note 12), are not allocated to the segments. Our customer base resides primarily in the continental United States and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had one customer which accounted for 10.7% and 12.0% of consolidated net sales for the years ended December 31, 2007 and 2006, respectively. Net sales for this customer are reported in the Specialty Catalogs segment. In 2006, we entered into a long-term contract with this customer to print all of their catalogs through June 2011. This customer was acquired by another company in December 2007. Recent statements made by this customer suggest that it may be necessary for us to take steps to enforce the provisions of our contract. The loss of this customer would cause our net sales and profitability to decline materially. We had another customer which accounted for 10.3% of consolidated net sales for the year ended December 31, 2006. Net sales for this customer are reported in both the Publications and Books segments.

The following table provides segment information for continuing operations (in thousands):

Index

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2007	2006	2005
Net sales
Publications	$182,906	$179,541	$181,149
Specialty catalogs	98,140	99,060	111,846
Books	63,278	59,287	55,147
Intersegment eliminations	(84)	(348)	(183)
Consolidated total	$344,240	$337,540	$347,959

Operating income (loss)
Publications	$21,002	$15,263	$17,102
Specialty catalogs	1,551	(12,695)	2,599
Books	6,264	5,213	4,194
Corporate	(2,509)	(2,292)	(1,998)
Consolidated total	$26,308	$5,489	$21,897

Assets
Publications	$183,965	$172,993	$168,912
Specialty catalogs	61,571	69,335	85,633
Books	50,082	48,058	44,028
Corporate	3,350	1,181	2,148
Consolidated total	$298,968	$291,567	$300,721

Depreciation and amortization
Publications	$9,484	10,717	$8,765
Specialty catalogs	5,834	5,777	5,785
Books	2,269	2,268	2,312
Corporate	247	229	210
Consolidated total	$17,834	$18,991	$17,072

Capital expenditures
Publications	$7,449	$17,059	$15,645
Specialty catalogs	2,959	3,959	3,552
Books	4,720	5,253	1,869
Corporate	30	25	216
Consolidated total	$15,158	$26,296	$21,282

Goodwill
Publications	$35,580	$35,775	$34,507
Specialty catalogs	-	-	13,553
Books	8,923	8,923	8,923
Consolidated total	$44,503	$44,698	$56,983

Intangible assets
Publications	$36,509	$37,950	$41,274
Specialty catalogs	2,086	3,026	3,208
Books	1,950	2,009	2,067
Consolidated total	$40,545	$42,985	$46,549

Index

17. Restructuring and Other Exit Costs

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

We recorded $0.1 million of restructuring costs during 2007. The costs related primarily to employee health benefits (as a result of COBRA requirements) and building lease costs and were partially offset by a $0.1 million reduction in the reserve for potential workers’ compensation claims related to Capital City Press recorded in the second and third quarters of 2007. We recorded $2.7 million of restructuring costs during 2006, related primarily to guaranteed severance payments of $1.5 million, employee health benefits of $0.7 million and other one-time costs of $0.5 million. Total restructuring costs, including charges of $0.4 million recorded in 2005, were approximately $3.2 million. There were no restructuring liabilities outstanding as of December 31, 2007 or December 31, 2006.

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

On August 31, 2005 we announced plans to reduce the scope of our Publications Services operation at Capital City Press and eliminate approximately 35 positions involved with composition and graphics work and also lay off about 10 printing operations employees due to a reduced volume of printing work. In connection with these layoffs, we recorded approximately $0.1 million of restructuring costs in 2005, primarily related to severance payments. We also incurred a charge of approximately $0.1 million, included in cost of sales, in 2005 related to the write-off of equipment.

18. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
Net sales	$86,185	$82,182	$85,356	$90,517
Gross profit	16,972	16,975	17,110	18,993
Operating income	6,229	6,260	6,359	7,460
Net income	$890	$995	$1,298	$1,664

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Net sales	$86,150	$80,751	$84,241	$86,398
Gross profit	14,148	16,351	17,765	17,112
Operating (loss) income	(380)	5,612	7,423	(7,166)
Net (loss) income	$(2,555)	$525	$1,607	$(7,920)

The results for the first quarter of 2006 reflect the impact of the most of the restructuring charges in connection with the shutdown of CCP (see Note 17.)  The results for the fourth quarter of 2006 reflect the impact of the full impairment of goodwill at TDP (see Note 6.)

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation and as of the end of the period for which this report is made, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Index

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including the CEO and CFO, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2007. Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. At this time, we are not required to receive an independent opinion relating to our internal controls from our external auditors. We anticipate that we will be required to receive an independent assessment beginning with our 2008 Annual Report on Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are a wholly-owned subsidiary of TSG Holdings Corp., whose stockholders include affiliates of Bruckmann, Rosser, Sherrill & Co., LLC and Jefferies Capital Partners, Participatiemaatschappij Giraffe, B.V. and members of our senior management.

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

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
John A. Saxton	58	President and Chief Executive Officer and Director
Robert M. Jakobe	54	Executive Vice President and Chief Financial Officer and Secretary
Douglas R. Ehmann	51	Vice President and Chief Technology Officer
Dale A. Tepp	51	Vice President—Human Resources
Joan B. Davidson	46	Group President—Sheridan Publication Services
Patricia A. Stricker	43	President and Chief Operating Officer—The Sheridan Press, Inc. (“TSP”)
Gary J. Kittredge	57	President and Chief Operating Officer—Dartmouth Printing Company (“DPC”), Dartmouth Journal Services (“DJS”) and United Litho, Inc. (“ULI”)
Robert M. Moore	42	President and Chief Operating Officer—The Dingley Press, Inc. (“TDP”)
Michael J. Seagram	51	President and Chief Operating Officer—Sheridan Books, Inc. (“SBI”)
J. Kenneth Garner	54	Vice President of Business Development – Sheridan Magazine Services
G. Paul Bozuwa	47	Vice President—Global Business Development (through May 2007)
Christopher A. Pierce	59	Chairman—The Dingley Press, Inc. (“TDP”)
Thomas J. Baldwin	49	Director
Nicholas Daraviras	34	Director
Craig H. Deery	60	Director
Gary T. DiCamillo	57	Director
J. Rice Edmonds	37	Director
J. M. Dryden Hall, Jr.	74	Director (through May 2007)
Rainer Hampp	65	Director
James L. Luikart	62	Director
Anne Ringsma	54	Director
Nicholas R. Sheppard	33	Director (through May 2007)
George A. Whaling	71	Director

Index

The table above provides a current list of our executive officers and their respective current positions. Effective May 16, 2007, the scope of responsibilities for Messrs. Saxton, Jakobe and Ehmann were expanded to include Euradius BV and Euradius International BV, upon the completion of their acquisition by Holdings. Effective January 1, 2008, the following organizational changes were implemented.  Mr. Garner became Vice President of Business Development for Sheridan Magazine Services and Mr. Kittredge President and Chief Operating Officer of DPC, DJS and ULI.  The new titles are used in the following biographies.

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

Joan B. Davidson, Group President—Sheridan Publication Services.  Ms. Davidson joined us in 1995, and effective January 1, 2007, began serving as Group President, Sheridan Publication Services. Ms. Davidson served as  President and Chief Operating Officer of TSP from 1996 through 2006. From 1995 to 1996, she served as Finance Manager of TSP. Prior to joining us, Ms. Davidson worked in various positions in the marketing and finance departments of The Procter & Gamble Company, most recently serving as a Finance Manager. Ms. Davidson is active in the industry as former Chairman of the National Association for Printing Leadership and as past Secretary and past Treasurer of the Print and Graphic Scholarship Foundation of the Graphic Arts. She is a member of the National Association for Printing Leadership’s Walter E. Soderstrom Society. Ms. Davidson holds a B.S. from the College of Notre Dame of Maryland and an M.B.A. from Loyola College in Maryland.

Index

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

Ms. Stricker, President and Chief Operating Officer of TSP, and Ms. Davidson, Group President, Sheridan Publication Services, are sisters.

Gary J. Kittredge, President and Chief Operating Officer—DPC, DJS and ULI.  Mr. Kittredge joined us in 2000, and effective January 1, 2008 began serving as President and Chief Operating Officer of DPC, DJS, and ULI.  From April 2006 to 2008, he served as President and Chief Operating Officer of DPC and DJS.  From 2002 to 2006, he served as President and Chief Operating Officer of CCP. From 2000 to 2002, he served as Executive Vice President of CCP. Prior to joining us, Mr. Kittredge was the General Manager and Vice President of Manufacturing for IPD Printing. Prior to that, he served as a Business Unit Manager and Manager of Technical Development of Litho-Krome Co., a subsidiary of Hallmark Cards, Incorporated. Mr. Kittredge is a member of the Board of Directors of the Printing Industry of New England. He holds a B.S. and an M.S. from Rochester Institute of Technology.

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

J. Kenneth Garner, President and Chief Operating Officer—ULI. Mr. Garner joined us in 1975 and effective January 1, 2008 began serving as Vice President of Business Development for Sheridan Magazine Services.  From 1994 to 2008, he served as President and Chief Operating Officer of ULI.   From 1985 to 1993, he served as Executive Vice President and Chief Operating Officer of ULI. Mr. Garner is active in industry affairs and is a past Chairman of the National Association for Printing Leadership (“NAPL”), a member of the Walter E. Soderstrom Society and the recipient of the 2002 Soderstrom Award. He is a former chairman of the Graphic Arts Education & Research Foundation, Environmental Conservation Board, and the Printing Industries of America’s (“PIA’s”) Executive Development Committee. He is a former director of the Graphic Arts Show Company and the Printing Industries of Virginia. Mr. Garner holds a B.A. from Randolph-Macon College.

G. Paul Bozuwa, Vice President—Global Business Development. Mr. Bozuwa joined us in 1991 and effective January 1, 2007, Mr. Bozuwa began serving as Vice President, Global Business Development. In May 2007, upon the completion of Holdings’ acquisition of Euradius BV and Euradius International BV, Mr. Bozuwa relocated to the Netherlands and became Managing Director of GPN International BV, a subsidiary of Euradius BV. Mr. Bozuwa served as President of DJS from 2002 to 2006.  From 1995 to 2002, Mr. Bozuwa served as President and Chief Operating Officer of CCP. From 1991 to 1995, he served as Chief Financial Officer of CCP. Mr. Bozuwa is active in industry affairs serving as past Chairman of the Finance Committee and past Treasurer of the Council of Science Editors. He was also the Chairman of the task force on Science, Journals, Poverty and Human Development. Prior to joining us, he was an Associate of Kearsarge Ventures, a venture fund, from 1989 to 1991. Mr. Bozuwa holds a B.A. from Dartmouth College and an M.B.A. from the University of New Hampshire.

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

Thomas J. Baldwin, Director. Mr. Baldwin has been a member of our board of directors since 2003.  Mr. Baldwin is a Managing Director of BRS. He joined BRS in 2000. From 1995 to 2000, Mr. Baldwin was a Principal at PB Ventures, Inc. From 1988 to 1995, he served as Vice President and then Managing Director of The INVUS Group, Ltd., a private equity investment firm. Prior to that he was a consultant with the Boston Consulting Group, a strategy consulting firm. Mr. Baldwin holds a B.B.A. from Siena College and an M.B.A. from Harvard Business School. Mr. Baldwin is also a director of Eurofresh, Inc., Lazy Days, Inc., Things Remembered, Inc. and Totes Isotoner Corporation.

Index

Nicholas Daraviras, Director. Mr. Daraviras has been a member of our board of directors since August 2003.  Mr. Daraviras is a Managing Director of JCP. Mr. Daraviras joined JCP in 1996. Mr. Daraviras holds a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Daraviras also serves as a director of various private companies in which JCP has an interest.

Craig H. Deery, Director. Mr. Deery has been a member of our board of directors since August 2003.  He was also member of our board of directors from 1991 through 2001.  Mr. Deery was a Managing Director of JCP from 2002 to 2003. From 1987 to 2002, Mr. Deery was a Managing Director at BancBoston Capital, where he served on the management committee of BancBoston Capital. While at BancBoston Capital, Mr. Deery supervised a direct investment portfolio of $500 million, including mezzanine securities and equity as a minority, co-invest, and control investor. Prior to 1987, Mr. Deery spent fifteen years at BancBoston, serving as a team leader in domestic lending and as Deputy Managing Director and Senior Credit Officer of BancBoston Australia, Ltd. Mr. Deery holds a B.A. from Bucknell University and an M.B.A. from New York University. Mr. Deery also serves as a director for several private companies.

Gary T. DiCamillo, Director. Mr. DiCamillo has been a member of our board of directors since 1989. Mr. DiCamillo has served as President and Chief Executive Officer of GWP, International in Dedham, Massachusetts since 2005. From 2002 to 2005, Mr. DiCamillo served as President, Chief Executive Officer, and Director of TAC Worldwide Companies. From 1995 to 2002, he was Chairman and Chief Executive Officer of Polaroid Corporation and from 1993 to 1995 he was President of Worldwide Power Tools for Black & Decker Corporation. Mr. DiCamillo holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. DiCamillo is also a director of 3Com Corporation and Whirlpool Corporation.

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

J.M. Dryden Hall, Director. Mr. Hall was a member of our board of directors from 1967 through May 2007.  Mr. Hall formed and has been the principal in the law firm of J.M.D. Hall, Jr., P.A. and its predecessors in Baltimore, Maryland since 1962.  Mr. Hall holds a B.A. from Johns Hopkins University and an L.L.B. from New York University Law School.

Rainer Hampp, Director. Mr. Hampp has been a member of our board of directors since May 2007. Mr. Hampp  has owned Unternehmensberatung Rainer Hampp, a consulting firm, since January 2008. Mr. Hampp was CEO of HamppMedia, a publishing company in Germany from 1993 to 2007. He worked for Bertelsmann AG in the United States from 1984 to 1992, most recently as Chief Executive Officer. Mr. Hampp holds a degree in engineering from Hochschule fuer Technik und Wirtschaft in Karlsruhe, Germany.

James L. Luikart, Director. Mr. Luikart has been a member of our board of directors since 2003.  Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1994 after spending over twenty years with Citicorp, the last seven years of which were as a Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart holds a B.A. from Yale University and an M.I.A. from Columbia University. Mr. Luikart also serves as a director of various private companies in which JCP has an interest.

Anne Ringsma, Director. Mr. Ringsma has been a member of our board of directors since May 2007.  Mr. Ringsma is CEO of Shatho beheer b.v., a private equity firm in Rotterdam, Holland.  Mr. Ringsma served as Vice Chairman and Chairman of Roto Smeets de Boer NV (“RSDB”) from 1997 to 2000.  Prior to joining RSDB, he owned and operated Plantijn Printing in the Netherlands from 1981 to 1997, when he sold it to RSDB.  Mr. Ringsma holds a B.B.A. from Nijenrode University, Breukelen, Holland.

Nicholas R. Sheppard, Director. Mr. Sheppard was a member of our board of directors from 2003 through May 2007.  Mr. Sheppard is a Vice President at BRS.  He joined BRS in 2000.  From 1997 to 2000, he worked as a Consultant in the London and New York offices of Marakon Associates, a strategy consulting firm.  Mr. Sheppard is a graduate of the London School of Economics.

George A. Whaling, Director. Mr. Whaling has been a member of our board of directors since 1998 and is Chairman of Kingston Capital Corporation in New York. From 1980 to 1997, he was Chairman and owner of the Petty Printing Company, a commercial web printer. Mr. Whaling holds a B.A. from Colgate University. He is Trustee Emeritus of Colgate University, Chairman Emeritus of the Hamilton Initiative LLC, on the board of directors of the Burr & Burton Academy in Manchester, VT, and an advisor to Northern Business Products, a division of Toshiba Incorporated.

Index

Board Composition and Director Independence

The securities holders agreement among BRS, JCP and the other stockholders of TSG Holdings Corp. provides that TSG Holdings Corp.’s and our board of directors will consist of ten members, including four designees of BRS (who currently are Messrs. Baldwin, DiCamillo, Edmonds and Saxton), four designees of JCP (who currently are Messrs. Daraviras, Deery, Luikart and Whaling) and two directors designated by the Euradius Investors, as defined in the securities holders agreement, (who currently are Messrs. Hampp and Ringsma). Pursuant to the securities holders agreement, we may not take certain significant actions without the approval of each of BRS and JCP.  Although our securities are not listed on the New York Stock Exchange, for purposes of this item we have adopted the definition of “independence” applicable under the listing standards of the New York Stock Exchange.  Using such definition, the board of directors has determined that each of Messrs. DiCamillo and Whaling is independent.  If we were listed on the New York Stock Exchange, we would be exempt from certain independence requirements with respect to our board of directors and board committees under the “controlled company” exemption.  See Part III, Item 13, “Certain Relationships and Related Transactions—Securities Holders Agreement.”

Audit Committee

The board of directors has an audit committee. The audit committee consists of Messrs. Daraviras, DiCamillo and Edmonds. The audit committee reviews our financial statements and accounting practices, selects our independent registered public accounting firm and oversees our internal audit function. The responsibilities of the Audit Committee are defined in a charter, which has been approved by the Board of Directors. In carrying out their responsibilities, the Committee has reviewed and discussed our audited financial statements with management, and it has discussed the matters which are required to be discussed by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees), with our Independent Registered Public Accounting Firm. In addition, the Committee has reviewed the written disclosures required by Independence Standards Board Standard No. 1, which were received from our Independent Registered Public Accounting Firm, and has discussed the Independent Registered Public Accounting Firm’s independence with them. The Audit Committee has reviewed the fees of the Independent Registered Public Accounting Firm for non-audit services and believes that such fees are compatible with the independence of the Independent Registered Public Accounting Firm.

Based on these reviews and discussions, the Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Board of Directors has determined that Mr. DiCamillo, the chairman of the audit committee, is the “audit committee financial expert” as defined in applicable SEC rules and regulations. Mr. DiCamillo is “independent” as defined in the listing standards of the New York Stock Exchange.

Code of Business Conduct

Our Code of Business Conduct applies to all employees of The Sheridan Group, Inc. and all its wholly-owned subsidiaries.  Each supervisor and above has been required to sign annually that they have read, understand and will comply with the Code. This Code is posted on our Internet website at http://www.sheridan.com.  If any substantive amendments are made to the Code of Business Conduct or the Board of Directors grants any waiver from a provision of the Code to any officers of The Sheridan Group, Inc. or its wholly-owned subsidiaries, the nature of such amendment or waiver will be disclosed on the website at the above address.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and certain other executive officers (collectively, the named executive officers) for 2007 (as presented in the tables which follow this CD&A).

Index

Compensation Committee

The board of directors has a compensation committee. The compensation committee consists of three members, Messrs. Baldwin, Deery and Luikart. The compensation committee has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The role of the compensation committee is to make recommendations to our board of directors concerning salaries, incentive compensation and employee benefit programs. The compensation committee reviews and approves employment agreements and compensation programs or benefit plans for all of our executive officers, including the named executive officers, and certain other management employees. The compensation committee periodically compares our executive compensation levels with those of companies with which we believe that we compete in recruitment and retention of senior executives. The compensation committee also reviews and makes recommendations with respect to succession planning and management development. The CEO recommends changes in compensation for his direct reports, including each of the named executive officers, to the compensation committee for approval. The compensation committee recommends changes in compensation for the CEO to the full board for approval.

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

Setting Executive Compensation

Based on the foregoing philosophy, the company’s annual and long-term incentive-based cash and non-cash executive compensation has been structured to (a) pay competitive levels of compensation in order to attract and retain qualified executives, (b) motivate executives to achieve the short-term and long-term business goals set by us and reward the executives for achieving such goals and (c) reward long-term performance. We compete with many larger companies for top executive-level talent.  Competitors include RR Donnelley, Quebecor, Cenveo (previously Cadmus), Quad Graphics, Edwards Brothers, and numerous other printing companies. We consider these our primary competitors because we compete against these companies in each of our market segments. Accordingly, we generally set the base salary for executive-level talent at the 50th percentile of compensation paid to similarly situated executives at these larger corporations. Variations to this objective may occur as dictated by the experience level of the individual and market factors. A significant percentage of total compensation is allocated to incentive compensation. However, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, market data, internal pay equity and performance are the factors considered in determining the appropriate level and mix of incentive compensation.

2007 Executive Compensation Components

For the fiscal year ending December 31, 2007, the principal components of compensation for named executive officers were:

•	Base salary;
•	Non-equity annual incentive compensation;
•	Stock-based incentive compensation;
•	Non-qualified deferred compensation program; and
•	Perquisites and other benefits.

We have also entered into employment agreements and/or change in control arrangements with all of the named executive officers. In addition to the compensation components listed above, these agreements provide for post-employment severance payments and benefits in the event of a termination of employment under certain circumstances.  The terms of these agreements are described in more detail below (see the section entitled “Potential Payments on Termination or a Change in Control”). We believe that these agreements provide an incentive to the named executive officers to remain with us and serve to align the interest of the executives and the stockholders in the event of a potential acquisition. Additionally, retention awards, made to the Deferred Compensation Plan described below, were provided to certain named executive officers (excluding our CEO) whose retention is determined by our board of directors to be critical to our ongoing success.

Base Salary

We provide the named executive officers with base salaries to compensate them for services rendered during the fiscal year. The base salaries for our CEO, Messrs. Jakobe and Pierce, and Mss. Davidson and Stricker are contained in their respective employment agreements and are subject to increase at the discretion of our board of directors.  Base salary levels are intended to reflect an individual’s responsibilities, performance and expertise and are designed to be competitive with salary levels in effect at other manufacturing companies, and in particular companies within the printing industry. Accordingly, we establish salaries for the named executive officers on the basis of personal performance and by reviewing available national (prepared by Watson Wyatt) and printing industry compensation data from time to time, including published salary surveys regarding compensation of officers of larger and smaller companies, both within and outside the printing industry. The compensation committee has reviewed the base salaries of our named executive officers for 2007 and is of the opinion that such salaries are in line with market data.

Index

Annual Incentive Compensation

Management Performance Incentive Plan.  Annual cash bonuses are included in our executive compensation program because we believe that a significant portion of each named executive officer’s compensation should be contingent on our annual performance, as well as the individual contribution of the executive.  Accordingly, our named executive officers participate in a management performance incentive plan, which compensates them for achievement of certain objectives established annually by our board of directors. For 2007, these objectives are based on our earnings before interest, taxes, depreciation and amortization (“EBITDA”), the EBITDA of each executive’s operating subsidiary and individual performance.   Since we are owned by private equity investors, we are operated to maximize cash flow and EBITDA is the primary measure of the cash flow generated by us.  Under the management performance incentive plan, our executive officers are eligible to receive a maximum award of 50% of base salary, except Mr. Saxton, whose maximum award is 100% of base salary.   Maximum award amounts are developed based on market data but also set at a level to insure that a significant portion of potential compensation is tied to delivering results.  For fiscal year 2007, management performance incentive awards were based upon achievement of corporate EBITDA financial objectives and individual performance objectives.  Upon completion of the fiscal year, the compensation committee assesses our performance for each corporate financial objective, comparing actual year-end results to the objectives.  Then individual performance is evaluated and an overall award is calculated. We believe that disclosing individual business unit EBITDA goals for the named executive officers would reveal business strategy and expose us to competitive harm.

The board of directors established the financial and discretionary objectives for our named executive officers for 2007. The objectives are set based on the annual plan that is approved by the Board of Directors.  The maximum target is set to be approximately 2-4% above the target and the minimum is set to be approximately 8-10% below the target.  As stated earlier, EBITDA is the primary measure that private equity investors like ours use to determine the success of their portfolio companies, since this is a good measure of the cash flow generation capability of a company.  We have focused all of our reward systems on EBITDA generation.  This is very typical for companies owned by private equity investors.  TSG and operating company subsidiary EBITDA targets are set at levels to incent improvement over previous-year operating results and are designed to be challenging to achieve, consistent with the company annual financial plan that is approved by the board of directors. As detailed below, TSG financial targets have been achieved in one out of the last three fiscal years.  With the exception of the 2005 and 2006 TDP EBITDA targets set for Mr. Pierce, operating company subsidiary EBITDA targets have been achieved at least at the threshold level in each of the last three years.

Mr. Saxton was eligible for a maximum award of 100% of base salary in 2007.  50% of this award was based on attainment of TSG financial objectives, 25% was based on successfully completing Holdings’ acquisition and assimilation of Euradius BV and Euradius International BV, and 25% was discretionary based on individual performance.  The TSG financial maximum was achieved; therefore, a 50% award ($280,000) for EBITDA was earned.  The Euradius acquisition was successfully completed in 2007 resulting in a full 25% payout ($140,000) for this component.  There is no minimum threshold for the discretionary portion of the bonus.  It is totally discretionary based on the board’s view of an individual’s contribution to our success.  Mr. Saxton received 25% as a discretionary award ($140,000) based on the board’s evaluation of his effectiveness as CEO.  The total 2007 award was equal to $560,000, or 100% of his base salary.  For 2006 and 2005, TSG financial targets were not met and only the discretionary portion of the bonus was earned.  Mr. Saxton’s bonus payments for 2006 and 2005, respectively, were $102,000 and $102,000.

Mr. Jakobe was eligible for a maximum award of 50% of base salary in 2007.  50% of this award was based on attainment of TSG financial objectives, 25% was based on successfully completing Holdings’ acquisition and assimilation of Euradius BV and Euradius International BV, and 25% was discretionary based on individual performance.  The TSG financial maximum was achieved; therefore, a 50% award ($67,500) for EBITDA was earned.  The Euradius acquisition was successfully completed in 2007 resulting in a full 25% payout ($33,750) for this component.  There is no minimum threshold for the discretionary portion of the bonus.  It is totally discretionary based on the board’s view of an individual’s contribution to our success.  Mr. Jakobe received 25% as a discretionary award ($33,750) based on the board’s view of his effectiveness as CFO.  The total 2007 award was equal to $135,000, or 50% of his base salary.   For 2006 and 2005, TSG financial targets were not met and only the discretionary portion of the bonus was earned.  Mr. Jakobe’s bonus payments for 2006 and 2005, respectively, were $30,000 and $30,000.

Index

Ms. Davidson was eligible for a maximum award of 50% of base salary in 2007.  25% of this award was based on attainment of TSG financial objectives, 16.67% was based on attainment of TSP financial objectives, 16.67% was based on attainment of DPC financial objectives, 16.66% was based on attainment of ULI financial objectives, and 25% was discretionary based on individual performance.  Ms. Davidson received an incentive award equal to 84.9% of the maximum award as follows:  25% for achieving TSG maximum EBITDA ($36,250), 16.06% for TSP EBITDA ($23,300), 16.67% for DPC EBITDA ($24,200), 2.20% for ULI EBITDA ($3,200), and 25% as a discretionary award ($36,250) for individual performance based on the board’s view of her effectiveness as Group President - Sheridan Publication Services.   There is no minimum threshold for the discretionary portion of the bonus.  It is totally discretionary based on the board’s view of an individual’s contribution to our success.  The total 2007 award was equal to $123,200, or approximately 42.5% of her base salary. For 2006, Ms. Davidson received an incentive award equal to 75% of the maximum award as follows:  50% for achieving TSP maximum EBITDA, and 25% discretionary for individual performance as President and COO of TSP.  The 2006 TSG EBITDA threshold was not achieved; therefore, no award was earned for this component.  For 2005, 36.3% of a maximum of 50% was awarded for achievement of TSP financial targets and 25% was awarded for individual performance.  TSG financial targets were not met, so there was no payout for that component. This resulted in an award equal to 61.3% of Ms. Davidson’s total bonus potential for the year.  Ms. Davidson’s bonus payments for 2006 and 2005, respectively, were $95,700 and $78,300.

Mr. Pierce was eligible for a maximum award of 50% of base salary in 2007.  50% of this award was based on attaining TDP financial objectives, 25% was based on TSG EBITDA, and 25% was discretionary based on individual performance.  Mr. Pierce received an incentive award 86.9% of the maximum award as follows:  36.9% for achieving target TDP financial targets ($43,300), 25% for achieving TSG maximum EBITDA ($29,400), and a 25% discretionary award for individual performance ($29,400) based on the board’s view of his effectiveness as Chairman – TDP.  There is no minimum threshold for the discretionary portion of the bonus.  It is totally discretionary based on the board’s view of an individual’s contribution to our success.  The total 2007 award was equal to $102,100, or approximately 43.4% of his base salary.  Mr. Pierce did not earn any bonus payment for 2006 or 2005 as TDP and TSG financial targets were not met.

Ms. Stricker was eligible for a maximum award of 50% of base salary in 2007.  50% of this award was based on attainment of TSP financial objectives, 25% was based on TSG EBITDA, and 25% was discretionary based on individual performance.  Ms. Stricker received an incentive award equal to 98.2% of the maximum award as follows: 48.2% for achieving target TSP financial targets ($55,500), 25% for achieving TSG maximum EBITDA ($28,750), and a 25% discretionary award for individual performance ($28,750) based on the board’s view of her effectiveness as President and Chief Operating Officer of TSP.  There is no minimum threshold for the discretionary portion of the bonus.  It is totally discretionary based on the board’s view of an individual’s contribution to our success.   The total 2007 award was equal to $113,000 or approximately 49.1% of her base salary.   For 2006 and 2005, Ms. Stricker was eligible for a maximum award of 50% of her base salary with 75% of the award based on attainment of TSG financial objectives and 25% discretionary based on individual performance.  The TSG threshold was not met in either of these years and only the discretionary award was earned.  Ms. Stricker’s bonus payments for 2006 and 2005, respectively, were $27,500 and $27,400.

Awards for 2007, 2006 and 2005 appear as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.  Plan threshold, target and maximum are disclosed in the Grants of Plan-Based Awards table.

Profit Sharing Plan.  The Sheridan Group Profit Sharing Plan is a broad-based incentive program provided to all eligible employees at each location, excluding TDP and DJS.  The annual discretionary profit sharing contribution for each participating operating subsidiary company is determined by a formula approved each year by our board of directors.

Under the formula approved for 2007, a guideline has been established of 10% of EBITDA for TSP, SBI and DPC, and 5% for ULI.  If company EBITDA is a positive number, the established percent of EBITDA is put into the profit sharing pool.  The total dollar contribution for an operating subsidiary cannot exceed 10% (or 5% for ULI) of its total payroll for the year. Additionally, a company must also meet a minimum threshold of an 8% net profit margin (before profit sharing) in order to be eligible for profit sharing.

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

Amounts awarded to the named executive officers for 2007 under the Profit Sharing Plan were $22,500, $22,500, $0, $22,500, and $22,500 for each of Messrs. Saxton, Jakobe, and Pierce and Mss. Davidson and Stricker, respectively.  These amounts are reported in the “All Other Compensation” column in the Summary Compensation Table shown below.

Index

Stock-Based Incentive Compensation

TSG Holdings Corp., our parent company, adopted a Stock-Based Incentive Compensation Plan in October 2003. The purpose of the 2003 Stock-Based Incentive Compensation Plan is to provide long-term equity incentives to assist us in attracting and retaining valued management employees through the award of options to purchase common stock of TSG Holdings Corp.  Option grants are designed to align the interests of officers and employees with those of the stockholders, to provide each individual with a significant incentive to manage our business from the perspective of an owner and to remain employed by us.  Eligible employees will receive options on terms determined by our board of directors.  The compensation committee considers awards made by our board of directors under the Stock-Based Incentive Plan in conjunction with the recipient’s level of responsibility and relative position within our organization, past performance, potential and annual base salary.  The stock option awards are recommended by the CEO to the compensation committee, who then makes a recommendation to our board of directors for approval.

Options granted under the Stock-Based Incentive Compensation Plan have exercise prices equal to or above the fair market value of the underlying common stock (as determined under the Stock-Based Incentive Compensation Plan) on the grant date and are equally split 50% between a time-based vesting schedule and a performance-based vesting schedule.  Time-based awards vest 20% per year over five years subject to the executive’s continued employment with us.  Performance-based awards vest 20% per year over five years based on us achieving a per share equity value each year as determined by the board. The per share equity value is calculated as a multiple of our trailing twelve month EBITDA minus net debt. If an annual performance target is not met in any of the five years, but is achieved by meeting subsequent year targets, shares will vest for all preceding plan years.  The targets for the performance based options were established based upon the original objectives that BRS and JCP established when they bought us in 2003 (as modified in connection with the Dingley Acquisition in 2004) and wanted to incent management to deliver the rate of return expected on their investment in us.

No named executive officer received an option award in fiscal year 2007.

We do not require our named executive officers to maintain a minimum ownership interest in us or our affiliates.

Nonqualified Deferred Compensation

In General.  Our nonqualified deferred compensation program serves primarily to attract and retain qualified executives by providing them with enhanced tax deferral opportunities and retirement benefits in addition to those provided under our broad-based 401(k) plan.  Under the nonqualified deferred compensation plan, officers, directors and certain management employees may annually elect (via individual contracts) to defer a portion of their compensation, on a pre-tax basis. The benefit is based on the amount of compensation (salary and bonus) deferred, employer “make-whole” contributions, employer discretionary contributions and earnings on these amounts.  Make-whole contributions are matching and profit sharing contributions which we would have made to the participants’ accounts under the 401(k) plan were we not prohibited from making such contribution under the limits applicable to the 401(k) plan under the Internal Revenue Code.  For example, if a participant was eligible to receive 10% of compensation in a profit sharing contribution and the limit on compensation that could be taken into account in determining contribution amounts to the 401(k) plan for 2007 was $225,000, the maximum contribution the participant could receive under the 401(k) plan would be $22,500.  The make-whole contribution to the deferred compensation plan takes the difference between the participant’s salary and $225,000 and multiplies that number by the profit sharing contribution percentage of 10%.   Individuals are fully vested in deferred salary and bonus amounts; however, the make-whole contributions vest in full after three years of employment, which is the same schedule applicable to employer contributions under the 401(k) plan. The employer discretionary contributions become vested pursuant to a vesting schedule as determined by us.

Salary and bonus amounts deferred by named executive officers in 2007 under the nonqualified deferred compensation plan are shown in the “Executive Contributions” column of the Deferred Compensation Table below.  Employer make whole and discretionary contributions for 2007 are shown in the “Registrant Contributions” column of the Deferred Compensation Table and in the “All Other Compensation” column of the Summary Compensation Table.

Retention Awards. Annual retention awards are employer discretionary contributions paid to certain management employees whose retention is determined by our board of directors to be critical to our ongoing success. These awards are deposited in the deferred compensation plan under the employee’s name and vest after five years.  Distribution is made on a date previously elected by the executive. Other than the awards paid in accordance with the employment agreement of Ms.  Davidson, these awards are solely awarded at the board of directors’ discretion. Any awards made outside of an employment agreement were equal to 10% of base salary.

In 2007, our board of directors provided a retention award to Ms. Davidson in the amount of $72,500 in accordance with the terms of her existing employment agreement.  The retention awards for our named executive officers are captured under “All Other Compensation” on the Summary Compensation Table and in the Nonqualified Deferred Compensation table above under Registrant Contributions.

Index

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

Perquisites and Other Benefits.  The named executive officers are not generally entitled to benefits that are not otherwise available to all of our employees.  In this regard it should be noted that we do not provide pension arrangements (other than the 401(k) plan and the nonqualified deferred compensation plan), post-retirement health coverage or similar benefits for our executives. However, some of the named executive officers are entitled to certain insurance benefits, relocation benefits and an executive physical program.  These perquisites are provided because we view the benefits as being very closely related to the services our named executive officers perform for us.  Supplemental Long-Term disability insurance is provided as an income security measure in the event of a catastrophic illness.  Relocation benefits are provided to all management employees who are relocated at our request, including named executive officers.  The executive physical program benefit is provided to all of our key managers and officers, including the named executive officers, to ensure their continuing ability to fulfill the responsibilities of their respective positions.  These amounts are noted in the “All Other Compensation” column in the Summary Compensation Table.  The Committee believes that these benefits are consistent with the goal of attracting and retaining superior executive talent.

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

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report for the fiscal year ending December 31, 2007.

Thomas J. Baldwin
Craig H. Deery
James L. Luikart

The following table summarizes compensation awarded or paid by us during 2007, 2006 and 2005 to our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three next most highly compensated executive officers (our “named executive officers”).  Perquisites and other benefits included in the All Other Compensation column are disclosed and itemized in the “All Other Compensation” table below.

Index

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

John A. Saxton	2007	559,655	—	—	2,102	560,000	106,158	1,227,915
President and Chief	2006	510,016	—	—	2,102	102,000	138,295	752,413
Executive Officer	2005	509,939	—	—	—	102,000	135,841	747,780

Robert M. Jakobe	2007	269,805	—	—	2,102	135,000	68,696	475,603
Executive Vice President	2006	240,032	—	—	2,102	30,000	47,259	319,393
and Chief Financial Officer	2005	240,032	—	—	—	30,000	70,835	340,867

Joan B. Davidson	2007	287,773	—	—	1,338	123,200	128,707	541,018
Group President Sheridan	2006	257,239	40,135	—	1,338	95,700	115,786	510,198
Publication Services	2005	254,893	135	—	—	78,300	114,789	448,117

Christopher A. Pierce	2007	234,972	108,002	—	1,223	102,100	4,588	450,885
Chairman - TDP	2006	234,988	107,952	—	1,223	—	2,940	347,103
	2005	234,988	108,002	—	—	—	3,862	346,852

Patricia A. Stricker	2007	228,278	135	—	1,032	113,000	58,789	401,234
President & COO - TSP	2006	221,782	—	—	1,032	27,500	43,362	293,676
	2005	218,764	—	—	—	27,400	65,444	311,608

______________________
(1) The amount reported for Ms. Davidson as “Bonus” for 2006 consists of a $40,000 payment made as part of a special incentive related to the closing of CCP and the transition of work from CCP to TSP. The additional $135 amounts in 2006 and 2005 for Ms. Davidson were Christmas bonuses.  Ms. Stricker received a $135 Christmas bonus in 2007.  Mr. Pierce received a non-compete payment in 2007, 2006 and 2005, and a $50 gift card in 2007 and 2005.

(2) The amounts reflected are the stock based compensation expense recognized pursuant to FAS 123(R) in 2007 and 2006 for stock options. Assumptions used in the calculation of these amounts are disclosed in note 2 in our Consolidated Financial Statements for the fiscal year ending December 31, 2007, included in this annual report.

(3) The amounts reported as “Non-Equity Incentive Plan Compensation” for 2007, 2006 and 2005 consist of bonuses paid as management performance incentive compensation.

(4) The amounts reported as “All Other Compensation” for 2007, 2006 and 2005 are itemized in the “All Other Compensation” table below.

Index

All Other Compensation

			Taxable	Taxable		Additional			GTL		Profit		401k	401(k)	Total
		Spousal	Relocation	Travel	Retention	Disability	Taxable	Physical	Taxable	Profit	Sharing	401k	Fixed	Make	All Other
Name	Year	Travel	Income	Income	Awards	Coverage	Term Life	Program	Income	Sharing	Make Whole	Match	1%	Whole	Comp
		($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
John A. Saxton	2007	—	—	—	—	4,000	12,230	5,634	4,082	22,500	39,202	4,500	2,250	11,760	106,158
President and Chief Executive Officer	2006	1,238	—	—	—	4,000	12,230	140	3,695	22,000	67,994	4,400	2,200	20,398	138,295
	2005	717	—	—	—	3,992	12,230	5,819	3,695	21,000	63,145	4,200	2,100	18,943	135,841

Robert M. Jakobe	2007	—	—	—	27,000	1,384	—	3,575	983	22,500	5,003	4,500	2,250	1,501	68,696
Executive Vice President and Chief Financial Officer	2006	—	—	—	—	—	—	—	858	22,000	13,693	4,400	2,200	4,108	47,259
	2005	1,148	—	—	24,000	—	—	—	858	21,000	13,484	4,200	2,100	4,045	70,835

Joan B. Davidson	2007	611	—	—	72,500	1,544	—	2,969	695	22,500	16,472	4,500	2,250	4,666	128,707
Group President Sheridan Publication Services	2006	605	—	—	63,750	268	—	—	599	22,000	17,017	4,400	2,200	4,947	115,786
	2005	1,015	—	—	63,750	268	—	3,652	400	21,000	14,202	4,200	2,100	4,202	114,789

Christopher A. Pierce	2007	—	—	—	—	—	—	—	1,290	—	—	3,298	—	—	4,588
Chairman - TDP	2006	—	—	—	—	—	—	—	1,290	—	—	1,650	—	—	2,940
	2005	—	—	—	—	—	—	—	1,290	—	—	2,572	—	—	3,862

Patricia A. Stricker	2007	—	—	—	23,000	—	—	2,974	355	22,500	2,918	4,500	2,250	292	58,789
President & COO - TSP	2006	—	—	—	—	—	—	—	337	22,000	11,096	4,400	2,200	3,329	43,362
	2005	553	—	—	21,500	—	—	2,772	337	21,000	9,986	4,200	2,100	2,996	65,444

Retention awards and make-whole contributions are invested in the deferred compensation plan. Profit sharing, 401(k) match and 1% fixed contributions are invested in the 401(k) plan.

Grants of Plan-Based Awards

								All Other	Exercise	Grant
		(1)						Option Awards	or Base	Date
		Estimated Possible Payouts			Estimated Future Payouts			Number of	Price of	Fair
		Under Non-Equity			Under Equity Incentive			Securities	Option	Value of
		Incentive Plan Awards			Plan Awards			Underlying	Awards	Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	($/sh)	Awards
		($)	($)	($)	(#)	(#)	(#)	(#)	($)

John A. Saxton President and Chief Executive Officer	N/A	140,000	457,700	560,000

Robert M. Jakobe Executive Vice President and Chief Financial Officer	N/A	33,750	110,400	135,000

Joan B. Davidson Group President Sheridan Publication Services	N/A	36,250	118,500	145,000

Christopher A. Pierce Chairman - TDP	N/A	29,375	95,700	117,500

Patricia A. Stricker President & COO - TSP	N/A	28,750	90,700	115,000

______________________
(1) The “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” for 2007 consist of Threshold, Target and Maximum bonus earnings possible under the Management Performance Incentive Plan. The maximum bonus potential for Mr. Saxton is 100% of annual base salary. For Messrs. Jakobe and Pierce and Mss. Davidson and Stricker, the maximum bonus potential is 50% of annual base salary. All bonus payments are reviewed and approved by our board of directors.

There were no stock options awarded under the Stock-Based Incentive Compensation Plan in 2007.

Refer to Non-Equity Incentive Plan Compensation in the summary compensation table for actual payments of incentive plan awards for the year ended December 31, 2007.

Index

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
			Equity
			Incentive
			Plan
	Number of		Awards:
	Securities	Number of	Number of
	Underlying	Securities	Securities
	Unexercised	Underlying	Underlying
	Options (#)	Unexercised	Unexercised	Option	Option
	(Exercisable)	Options (#)	Unearned	Exercise	Expiration
Name	(1)	(Unexercisable)	Options (#)	Price ($)	Date

John A. Saxton	2,200		3,300	10.00	11/16/2013

Robert M. Jakobe	2,200		3,300	10.00	11/16/2013

Joan B. Davidson	1,400		2,100	10.00	11/16/2013

Christopher A. Pierce	1,280		1,920	10.00	11/16/2013

Patricia A. Stricker	1,080		1,620	10.00	11/16/2013

______________________
(1) Stock option awards were awarded on October 16, 2003. The shares began vesting on January 1, 2004. Twenty percent (20%) of the time-based shares vest each year on January 1st, i.e. 20% vested on January 1, 2005, 20% vested on January 1, 2006, 20% vested on January 1, 2007, 20% vested on January 1, 2008, and the remaining 20% will vest on January 1, 2009.  As of December 31, 2007, 60% of the Named Executive Officers’ time-based shares were vested. Because our 2007 performance targets were not met, only 20% of performance shares vested through December 31, 2007. The established performance-based option targets (per share equity values) are $20/share on 1/1/05, $52/share on 1/1/06, $86/share on 1/1/07, $118/share on 1/1/08, $148/share on 1/1/09, $178/share on 1/1/10. See Stock-Based Incentive Compensation under the Compensation Discussion and Analysis for details on the vesting schedule.

Index

Option Exercises and Stock Vested in Last Fiscal Year

Option Awards
Number of
Shares
	Acquired on	Value
	Exercise (#)	Realized on
Name	(1)	Exercise ($)

John A. Saxton	—	—
President and Chief
Executive Officer

Robert M. Jakobe	—	—
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	—	—
Group President Sheridan
Publication Services

Christopher A. Pierce	—	—
Chairman – TDP

Patricia A. Stricker	—	—
President & COO – TSP

______________________
(1) No options were exercised during 2007.

Nonqualified Deferred Compensation

		Registrant
		Contributions
		in Last FY ($)	Aggregate	Aggregate	Aggregate
	Executive	(Retention Bonus	Earnings	Withdrawals/	Balance
	Contributions	and Make-Wholes)	in Last	Distributions	at Last
Name	in last FY ($)	(1)	FY ($)	($)	FYE ($)
John A. Saxton	$15,600	$50,962	$(3,101)	$258,531	$62,578

Robert M. Jakobe	$—	$33,504	$5,800	$122,704	$142,198

Joan B. Davidson	$15,339	$93,638	$4,068	$159,789	$404,768

Christopher A. Pierce	$—	$—	$—	$—	$—

Patricia A. Stricker	$10,000	$26,210	$(6,682)	$134,766	$111,128

______________________
(1) Registrant contributions for Fiscal Years ending 2007, 2006 and 2005, respectively, that were included in the Summary Compensation Table are as follows: Mr. Saxton - Make Whole Contributions of $50,962, $88,392, and $82,088; Mr. Jakobe – Make Whole Contributions of $6,504, $17,801 and $17,529 and Retention Awards of $27,000, $0 and $24,000; Ms. Davidson – Make Whole Contributions of $21,138, $21,964 and $18,404 and Retention Awards of $72,500, $63,750 and $63,750; Mr. Pierce – Make Whole Contributions and Retention Awards of $0, $0 and $0; and Ms. Stricker – Make Whole Contributions of $3,210, $14,425 and $12,982 and Retention Awards of $23,000, $0, and $21,500. Retention awards and employer make-whole contributions (described below) are reported in the Summary Compensation Table in the “All Other Compensation” column.

The types of compensation that may be deferred under our nonqualified deferred compensation plan are salary and bonus, deferred at the employee’s election, employee retention awards, employer make-whole contributions, employer discretionary contributions and earnings on the deferrals. The individuals are fully vested in the compensation deferred; however, the make-whole contributions, the employer discretionary contributions and employee retention awards are subject to vesting requirements. Make-whole contributions vest once the employee has attained three years of service.  Employee retention awards cliff vest after five years.  Employees may defer up to 20% of their base salary and up to 100% of any earned bonus into the deferred compensation program on an annual basis.  Earnings under the nonqualified plan are calculated by reference to the return on investment funds selected by the executives from a menu of investment fund options offered under the plan.  These investment fund options are the same options as are available to all participants under our 401(k) plan.  Participants may change their investment fund elections at any time.   A participant may elect distribution of their vested account balance at a fixed payment date, no earlier than the third calendar year after the calendar year in which the initial election is made, five years after a subsequent election is made, or upon separation of service from the company.

Index

The table below shows the funds available under our 401(k) plan and their annual rate of return for the calendar year ended December 31, 2007:

Deferred Compensation Investment Options

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Fidelity Advisor Freedom 2010 A	7.33	Fidelity Advisor Freedom 2015 A	7.77
Fidelity Advisor Freedom 2020 A	8.36	Fidelity Advisor Freedom 2025 A	8.57
Fidelity Advisor Freedom 2030 A	8.98	Fidelity Advisor Freedom 2035 A	9.04
Fidelity Advisor Freedom 2040 A	9.08	Fidelity Advisor Freedom 2045 A	9.43
Fidelity Advisor Freedom 2050 A	9.63	Fidelity Advisor High Income Advantage	2.23
Maxim Money Market Portfolio	4.73	Legg Mason Value, FI	-6.05
Legg Mason Investment Grade Income	1.89	Franklin Small-Mid-Cap Growth Fund A	11.40
PIMCO Low Duration Fund A	7.47	Legg Mason Special Investment FI	-2.90
American Funds Wash Mutual A	3.62	Pennsylvania Mutual Fund Consultant CI	1.73
Legg Mason American Leading Trust	-3.49	American Funds EuroPacific A	18.58

Potential Payments on Termination or Change of Control

Our employment agreements with Mr. Saxton, Mr. Jakobe, Mr. Pierce, Ms. Stricker and Ms. Davidson provide that if the executive is terminated by us without “cause” or by the executive for “good reason,” the executive will be entitled to receive the following amounts:  (1) severance pay equal to his or her annual base salary and average annual incentive bonus during the two years preceding the termination for a period of 18 months in the case of Messrs. Jakobe and Pierce and Mss. Davidson and Stricker, and 24 months in the case of Mr. Saxton, (2) all amounts credited to the executive under our deferred compensation plan will fully vest and become payable in a single lump sum and (3) the executive will continue to have coverage under our health insurance plan for 18 months, or 24 months in the case of Mr. Saxton.  A termination shall be for Cause, as defined in the agreements, if any one or more of the following has occurred:  i) the Employee shall have committed an act of fraud, embezzlement or misappropriation against the Employer, including, but not limited to, the offer, payment, solicitation or acceptance of any unlawful bribe or kickback with respect to the Employer’s business; or, ii) the Employee shall have been convicted by a court of competent jurisdiction of, or pleaded guilty or nolo contendere to, any felony or any crime involving moral turpitude; or, iii) the Employee shall have refused, after explicit written notice, to obey any lawful resolution of or direction by the Board which is consistent with his duties; or, iv) the Employee has been chronically absent from work (excluding vacations, illnesses or leaves of absence approved by the Board); or, v) the Employee shall have failed to perform the duties incident to his employment with the Employer on a regular basis, and such failure shall have continued for a period of twenty (20) days after written notice to the Employee specifying such failure in reasonable detail (other than as a result of the Employee’s disability); or, vi) the Employee shall have engaged in the unlawful use (including being under the influence) or possession of illegal drugs on the Employer’s premises; or vii) the Employee shall have breached any one or more of the provisions of the Stock Purchase Agreement, dated as of August 1, 2003, among the Employer and its stockholders as amended and in effect from time to time, and such breach shall have continued for a period of ten (10) days after written notice to the Employee specifying such breach in reasonable detail.  Good reason is defined as the occurrence of: i) a material reduction in the Employee’s status, position, scope of authority or responsibilities, the assignment to the Employee of any duties or responsibilities which are materially inconsistent with such status, position, authority or responsibilities; involuntary relocation of the Employee to an extent requiring an increase in his commute to his normal place of employment of more than 50 miles; or any removal of the Employee from or failure to reappoint him to any of positions to which the Employee has been appointed by the Employer, except in connection with the termination of his employment; or, ii) a material reduction by the Employer in the Employee’s compensation or benefits, except in conjunction with a general reduction by the Employer in the salaries of its executive level employees or the TSG site management team.

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

Index

The following table summarizes potential benefits that each of the Named Executive Officers would have received under their employment agreements or change in control arrangements on December 31, 2007, if a termination without cause or for good reason occurred, or they had been terminated following a change in control.

Named Executive	Severance	Incentive	Deferred	COBRA
Officer	Pay	Pay	Compensation	(Employer’s Portion)

John A. Saxton	$1,120,000	$662,000	$62,578	$15,142
Robert M. Jakobe	$405,000	$123,750	$142,198	$11,357
Joan B. Davidson	$435,000	$164,175	$404,768	$11,357
Christopher A. Pierce	$352,500	$76,575	$0	$17,890
Patricia A. Stricker	$345,000	$105,375	$111,128	$18,673

Compensation of Directors

Beginning on January 1, 2008, each director who is not also one of our executive officers or an employee of BRS or JCP will receive a fee of $30,000 per year for their service on our board of directors. The chairman of the audit committee (Mr. DiCamillo) will receive an additional fee of $5,000 per year. All directors are reimbursed for any personal expenses incurred in the conduct of their duties as a director. There were no stock options awarded to directors during 2007. A summary of fees paid to our directors in 2007 is as follows:

	Fees Earned
	or Paid in		All Other
Name	Cash		Compensation	Total
	($)		($)	($)

Gary T. DiCamillo	30,000	(1)	—	30,000

Craig H. Deery	25,000	(1)	—	25,000

J. M. Dryden Hall, Jr.	12,500	(2)	—	12,500

Rainer Hampp	18,750	(2)	—	18,750

Anne Ringsma	18,750	(2)	—	18,750

George A. Whaling	25,000		—	25,000

______________________
(1) Messrs. DiCamillo and Deery have elected deferred payment of their annual director’s fees.
Their fees are invested in TSG’s Non-Qualified Deferred Compensation Plan rather than paid in cash.
See Compensation Discussion and Analysis for further details.

(2) Mr. Hampp and Mr. Ringsma became directors in May 2007 and Mr. Hall left the board in May 2007.  Their fees are based on a partial year of service.

Compensation Committee Interlocks and Insider Participation

In 2007, the compensation committee consisted of Messrs. Baldwin, Deery and Luikart. None of the members of the compensation committee are currently, or have been at any time since the time of our formation, one of our officers or employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of TSG Holdings Corp. The following table sets forth certain information regarding the beneficial ownership of TSG Holdings Corp., as of March 28, 2008, by (i) each person or entity known to us to own more than 5% of any class of TSG Holdings Corp.’s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. TSG Holdings Corp.’s outstanding securities consist of about 705,835 shares of TSG Holdings Corp. common stock and about 45,327 shares and 12,639 shares of TSG Holdings Corp. Series A and Series B preferred stock, respectively, the terms of which are described in more detail below. Additionally, there are 18,420 options to purchase common stock outstanding that are held by our executive officers. To our knowledge, each of such stockholders will have sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

Index

	Number and Percent of Shares of TSG Holdings Corp. (1)
	Preferred Stock				Common Stock
	Series A		Series B
	Number	Percent	Number	Percent	Number	Percent

Greater than 5% Stockholders:
Bruckmann, Rosser, Sherrill & Co. II, L.P. (2)
126 East 56th Street, New York, NY, 10022	19,210	42.4%	1,833	14.5%	252,756	35.8%
Funds affiliated with Jefferies Capital Partners (3)
520 Madison Avenue, New York, NY 10022	19,210	42.4%	1,833	14.5%	252,756	35.8%
Participatiemaatschappij Giraffe B.V.
Koestraat 44, Zwolle, Netherlands	-	-	8,405	66.5%	110,351	15.6%
Christopher A. Pierce (4)(5)	3,096	6.8%	289	2.3%	42,257	6.0%

Named Executive Officers and Directors:
John A. Saxton (4)(6)(7)	1,340	3.0%	125	*	20,352	2.9%
Robert M. Jakobe (4)(8)(9)	108	*	10	*	4,171	*
Joan B. Davidson (4)(10)	67	*	6	*	2,630	*
Christopher A. Pierce (4)(5)	3,096	6.8%	289	2.3%	42,257	6.0%
Patricia A. Stricker (4)(11)	28	*	-	-	2,430	*
Thomas J. Baldwin (12)(13)	19,210	42.4%	1,833	14.5%	252,756	35.8%
Nicholas Daraviras (14)	-	-	-	-	-	-
Craig H. Deery (4)	245	*	23	*	3,212	*
Gary T. DiCamillo (4)	268	*	25	*	3,520	*
J. Rice Edmonds (12)	-	-	-	-	-	-
J.M. Dryden Hall, Jr. (4)	89	*	8	*	1,173	*
James L. Luikart (14)(15)	19,210	42.4%	1,833	14.5%	252,756	35.8%
Nicholas R. Sheppard (12)	-	-	-	-	-	-
George A. Whaling (4)	272	*	25	*	3,572	*
Rainer Hampp (4)	-	-	-	-	-	-
Anne Ringsma (4)(16)	-	-	8,405	66.5%	110,351	15.6%
All executive officers and directors as a group (23 persons)(17)	44,422	98.0%	12,619	99.8%	712,938	98.4%
_____________________

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

Index

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

(4)
The address of each of Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Pierce, Ms. Stricker, Mr. Deery, Mr. DiCamillo, Mr. Hall, Mr. Whaling, Mr. Hampp and Mr. Ringsma is c/o The Sheridan Group, Inc., 11311 McCormick Road, Suite 260, Hunt Valley, Maryland 21031.

(5)	Includes options to purchase 1,600 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(6)
Includes 17,602 common shares, 1,340 Series A preferred shares and 125 Series B preferred shares which are owned by LMWW Custodian FBO John A. Saxton Roll-over IRA. Mr. Saxton may be deemed to beneficially own such shares.

(7)	Includes options to purchase 2,750 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(8)	Includes 1,288 common shares and 108 Series A preferred shares which are owned by LMWW Custodian FBO Robert M. Jakobe Roll-over IRA. Mr. Jakobe may be deemed to beneficially own such shares.

(9)	Includes options to purchase 2,750 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(10)	Includes options to purchase 1,750 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(11)	Includes options to purchase 1,350 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(12)	The address of each of Mr. Baldwin, Mr. Edmonds and Mr. Sheppard is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, New York, New York 10022.

(13)
Consists of 19,210 shares and 1,833 shares of TSG Holdings Corp. Series A and Series B preferred stock, respectively, and 252,756 shares of TSG Holdings Corp. common stock owned and/or controlled by the BRSLLC. Mr. Baldwin may be deemed to share beneficial ownership of the shares owned of record and/or controlled by BRSLLC by virtue of his status as a manager of BRSE, but he expressly disclaims such beneficial ownership of the shares owned and/or controlled by BRSLLC. The members and managers of BRSE share investment and voting power with respect to securities owned and/or controlled by BRSE, but no individual controls such investment or voting power.

(14)	The address of each of Mr. Daraviras and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, 12th Floor, New York, New York 10022.

(15)
Consists of 19,210 shares and 1,833 shares of TSG Holdings Corp. Series A and Series B preferred stock, respectively, and 252,756 shares of TSG Holdings Corp. common stock owned by The Sheridan Group Holdings (Jefferies), LLC. Mr. Luikart is a Managing Member of JCP and may be considered the beneficial owner of such shares, but he expressly disclaims such beneficial ownership of the shares owned by The Sheridan Group Holdings (Jefferies), LLC, except to the extent of his pecuniary interest therein.

(16)
Consists of 8,405 shares of TSG Holdings Corp. Series B preferred stock and 110,351 shares of TSG Holdings Corp. common stock owned by Participatiemaatschappij Giraffe B.V. (“Giraffe.”) Mr. Ringsma is CEO of an investment company that owns shares in Giraffe and may be considered the beneficial owner of such shares, but he expressly disclaims such beneficial ownership of the shares owned by Giraffe, except to the extent of his pecuniary interest therein.

(17)	Includes options to purchase 18,420 shares of TSG Holdings Corp. common stock exercisable within 60 days.

TSG Holdings Corp. Preferred Stock

TSG Holdings Corp.’s Certificate of Incorporation provides that TSG Holdings Corp. may issue 200,000 shares of preferred stock, 50,000 of which is designated as 10% Series A Cumulative Compounding Preferred Stock (“Series A”), 20,000 of which is designated as 10% Series B Cumulative Compounding Preferred Stock (“Series B”) and 130,000 of which is undesignated. TSG Holdings Corp. preferred stock has a stated value of $1,000 per share for Series A and $1,428.89 per share for Series B and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding annually. As of March 28, 2008, there are issued and outstanding about 45,326 and 12,640 shares of Series A and Series B preferred stock, respectively.

Index

Except as otherwise required by law, the TSG Holdings Corp. preferred stock is not entitled to vote. TSG Holdings Corp. may not pay any dividend upon (except for a dividend payable in Junior Stock, as defined below), or redeem or otherwise acquire shares of, capital stock junior to the TSG Holdings Corp. preferred stock (including the common stock) (“Junior Stock”) unless all cumulative dividends on the TSG Holdings Corp. preferred stock have been paid in full. Upon liquidation, dissolution or winding up of TSG Holdings Corp., holders of TSG Holdings Corp. Series A and Series B preferred stock are entitled to receive out of the legally available assets of TSG Holdings Corp., before any amount shall be paid to holders of Junior Stock, an amount equal to $1,000 per share and $1,428.89 per share, respectively, of TSG Holdings Corp. preferred stock, plus all accrued and unpaid dividends to the date of final distribution. If the available assets are insufficient to pay the holders of the outstanding shares of TSG Holdings Corp. preferred stock in full, the assets, or the proceeds from the sale of the assets, will be distributed ratably among the holders. The TSG Holdings Corp. preferred stock is not redeemable.

TSG Holdings Corp. Common Stock

The Certificate of Incorporation of TSG Holdings Corp. provides that TSG Holdings Corp. may issue 1,000,000 shares of TSG Holdings Corp. common stock. About 705,835 shares of TSG Holdings Corp. common stock are issued and outstanding as of March 28, 2008. The holders of TSG Holdings Corp. common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	55,150	$12.15	150
Total	55,150	$12.15	150

______________________
(1)	As of December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Securities Holders Agreement

The amended and restated securities holders agreement among BRS, JCP and the other stockholders of TSG Holdings Corp. provides that TSG Holdings Corp.’s and our board of directors will consist of ten members, including four designees of BRS, four designees of JCP and two directors designated by the Euradius Investors, as defined in the securities holders agreement. Also pursuant to the securities holders agreement, we may not take certain significant actions, such as incurrences of indebtedness in excess of certain thresholds or a sale of all or substantially all of our assets, without the approval of each of BRS and JCP.

The securities holders agreement generally restricts the transfer of shares of TSG Holdings Corp. common stock or TSG Holdings Corp. preferred stock without the consent of BRS and JCP. Exceptions to this restriction include transfers to affiliates and transfers for estate planning purposes, in each case so long as any transferee agrees to be bound by the terms of the agreement.

Index

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

Registration Rights Agreement

Pursuant to the amended and restated registration rights agreement among BRS, JCP and the other stockholders of TSG Holdings Corp., upon the written request of either BRS or JCP, TSG Holdings Corp. has agreed to, on one or more occasions, prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares of TSG Holdings Corp. common stock held by BRS or JCP or certain of their respective affiliates, as the case may be, and use its best efforts to cause the registration statement to become effective. Following an initial public offering of TSG Holdings Corp., BRS, JCP and the management investors also have the right, subject to certain exceptions and rights of priority, to have their shares included in certain registration statements filed by TSG Holdings Corp. Registration expenses of the selling stockholders (other than underwriting discounts and commissions and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by TSG Holdings Corp. TSG Holdings Corp. has also agreed to indemnify the stockholders against certain customary liabilities in connection with any registration.

Management Agreement

In connection with the Sheridan Acquisition, we entered into a management agreement with BRS and JCP pursuant to which BRS and JCP may provide financial, advisory and consulting services to us. In exchange for these services, BRS and JCP will be entitled to an annual management fee. The total management fee will be equal to the greater of 2% of EBITDA (as defined in the Management Agreement) or $0.5 million per year, plus reasonable out-of-pocket expenses and will be split equally between BRS and JCP. In addition, BRS and JCP may negotiate with us to provide additional services in connection with any transaction in which we may be, or may consider becoming, involved. At the closing of the Sheridan Acquisition, BRS and JCP also were paid a transaction fee of about $1.0 million, plus reasonable out-of-pocket expenses, pursuant to the management agreement. The management agreement has an initial term of ten years. The agreement automatically renews for additional one year terms unless either we or BRS and JCP give written notice of termination within 90 days prior to the expiration of the initial term or any extension thereof. There are no minimum levels of service required to be provided pursuant to the management agreement. The management agreement includes customary indemnification provisions in favor of BRS and JCP.

Policy for Approval of Related Transactions

We do not have a written policy for the treatment of transactions required to be disclosed under Item 404(a) of Regulation S-K.  Our securities holders agreement described above generally prohibits entry into such transactions without the consent of BRS and JCP.

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance – Board Composition and Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred fees for services performed by PricewaterhouseCoopers LLP as follows:

(Dollars in thousands)	Year ended December 31,	Year ended December 31,
	2007	2006

Audit fees (include the review of interim consolidated financial statements, annual audit of the consolidated financial statements and assistance with SEC filings)	$737	$829

Audit-related fees (include the review of internal controls and due diligence related to acquisitions)	9	14

Tax fees (include tax compliance, transactional consulting and advice for state tax issues )	136	131

All other fees (include license fees for online financial reporting and assurance literature)	16	2

Total	$898	$976

All services performed by PricewaterhouseCoopers LLP have been approved by the audit committee prior to performance in accordance with legal requirements.

Index

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

2.3	Asset Purchase Agreement, dated as of March 5, 2004, by and among The Sheridan Group, Inc., Lisbon Acquisition Corp. and The Dingley Press.†
3.1	Third Amended and Restated Certificate of Incorporation of TSG Holdings Corp.
3.2	Amended and Restated Bylaws of TSG Holdings Corp.†
3.3	Amended and Restated Articles of Incorporation of The Sheridan Group, Inc.†
3.4	Amended and Restated Bylaws of The Sheridan Group, Inc.†
3.5	Restated and Amended Articles of Association of Capital City Press, Inc.†
3.6	Restated and Amended By-laws of Capital City Press, Inc.†
3.7	Articles of Incorporation of Dartmouth Journal Services, Inc.†
3.8	Bylaws of Dartmouth Journal Services, Inc.†
3.9	Articles of Agreement of Dartmouth Printing Company, as amended.†
3.10	By-Laws of Dartmouth Printing Company.†
3.11	Certificate of Incorporation of Sheridan Books, Inc., as amended.†
3.12	By-laws of Sheridan Books, Inc.†
3.13	Certificate of Incorporation of The Sheridan Group Holding Company.†
3.14	By-Laws of The Sheridan Group Holding Company.†
3.15	Amended and Restated Articles of Incorporation of The Sheridan Press, Inc.†
3.16	By-Laws of The Sheridan Press, Inc.†
3.17	Amendment and Restatement of Articles of Incorporation of United Litho, Inc.†
3.18	By-Laws of United Litho, Inc.†
3.19	Amended and Restated Certificate of Incorporation of The Dingley Press, Inc.†
3.20	Amended and Restated Bylaws of The Dingley Press, Inc.^
4.1	Indenture, dated as of August 21, 2003, among Sheridan Acquisition Corp. and The Bank of New York, as trustee and notes collateral agent.†
4.2
Supplemental Indenture, dated as of August 21, 2003, among Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and The Bank of New York, as trustee and notes collateral agent.†

4.3	Form of 10¼% Senior Secured Note Due 2011 (included in Exhibit 4.1).†

Index

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

Index

10.22	Joinder Agreement—Securities Holders Agreement and Registration Rights Agreement, dated as of August 3, 2004, by and among William P. Walters and TSG Holdings Corp.^
10.23	Employment and Non-Competition Agreement, dated as of March 28, 2006, among Robert M. Moore and The Sheridan Group, Inc.*^
10.24	First Amendment to Employment Agreement, dated as of March 28, 2006, between The Sheridan Group, Inc. and Christopher A. Pierce.*^
10.25	First Amendment to Employment Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Christopher A. Pierce.*#
10.26	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Robert M. Moore.*#
10.27	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Douglas R. Ehmann.*#
10.28	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Gary J. Kittredge.*#
10.29
Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and G. Paul Bozuwa, as amended by First Amendment to Employment Agreement, dated as of April 18, 2003.*#

10.30
Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and John A. Saxton, as amended by First Amendment to Employment Agreement, dated as of April 1, 2000.*#

10.31	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Joan B. Davidson.*#
10.32	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Patricia A. Stricker.*#
10.33	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Robert M. Jakobe.*#
10.34	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Robert M. Moore.*
10.35	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Douglas R. Ehmann.*
10.36	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Gary J. Kittredge.*
10.37	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and G. Paul Bozuwa.*
10.38	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and John A. Saxton.*
10.39	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Joan B. Davidson.*
10.40	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Patricia A. Stricker.*
10.41	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Robert M. Jakobe.*
10.42	Investor Agreement by and among Euradius Acquisition Co., TSG Holdings Corp., Participatiemaatschappij Neushoorn B.V. and Participatiemaatschappij Olifant B.V. dated as of May 16, 2007.
10.43
Amendment, Restatement and Joinder to the Securities Holders Agreement and the Registration Rights Agreement by and among TSG Holdings Corp., The Sheridan Group Holdings (BRS) LLC, The Sheridan Group Holdings (Jefferies) LLC, Participatiemaatschappij Neushoorn B.V. and Participatiemaatschappij Olifant B.V. dated as of May 16, 2007.

10.44	Joinder to Investor Agreement by and among Euradius Acquisition Co., TSG Holdings Corp., and Participatiemaatschappij Giraffe B.V., dated as of January 15, 2008.
10.45
Joinder to Amended and Restated Securities Holders Agreement and Amended and Restated Registration Rights Agreement by and among TSG Holdings Corp. and Participatiemaatschappij Giraffe B.V., dated as of January 15, 2008.

10.46	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, by and among The Sheridan Group, Inc. and Bank of America, dated as of December 18, 2007.
21.1	Subsidiaries of The Sheridan Group, Inc.†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

______________________
†	Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-110441) and incorporated herein by reference.

^	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2005, filed on March 30, 2006 and incorporated herein by reference.

^^	Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2005, filed on May 13, 2005 and incorporated herein by reference.

~	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2004, filed on March 31, 2005 and incorporated herein by reference.

#	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2006, filed on March 30, 2007 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHERIDAN GROUP, INC.

By:	/s/ John A. Saxton
	Name:	John A. Saxton
	Title:	President and Chief Executive
Officer and Director

	Date:	March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Saxton	President and Chief Executive Officer and Director	March 28, 2008
John A. Saxton	(Principal Executive Officer)

/s/ Robert M. Jakobe	Chief Financial Officer	March 28, 2008
Robert M. Jakobe	(Principal Financial and Accounting Officer)

/s/ Thomas J. Baldwin	Director	March 28, 2008
Thomas J. Baldwin

/s/ Nicholas Daraviras	Director	March 28, 2008
Nicholas Daraviras

/s/ Craig H. Deery	Director	March 28, 2008
Craig H. Deery

/s/ Gary T. DiCamillo	Director	March 28, 2008
Gary T. DiCamillo

/s/ J. Rice Edmonds	Director	March 28, 2008
J. Rice Edmonds

/s/ Rainer Hampp	Director	March 28, 2008
Rainer Hampp

/s/ James L. Luikart	Director	March 28, 2008
James L. Luikart

/s/ Anne Ringsma	Director	March 28, 2008
Anne Ringsma

/s/ George A. Whaling	Director	March 28, 2008
George A. Whaling