Form 10-Q
period 2008-03-31
SHERIDAN GROUP INC
filed 2008-05-14
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM  10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
Yes ☐  No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

There was 1 share of Common Stock outstanding as of May 14, 2008.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended March 31, 2008

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$8,070,069	$20,517,198
Accounts receivable, net of allowance for doubtful accounts of $653,626 and $616,869, respectively	43,501,971	34,469,418
Inventories, net	20,856,115	19,142,545
Other current assets	5,370,495	4,539,405
Refundable income taxes	392,626	-
Deferred income taxes	1,162,065	1,155,409
Total current assets	79,353,341	79,823,975

Property, plant and equipment, net	125,400,038	126,708,651
Intangibles, net	39,943,245	40,545,117
Goodwill	44,503,312	44,503,312
Deferred financing costs, net	3,546,195	3,884,311
Other assets	2,499,919	3,502,824
Total assets	$295,246,050	$298,968,190

Liabilities
Current liabilities
Accounts payable	$29,110,532	$25,646,740
Accrued expenses	18,298,456	25,522,322
Income taxes payable	-	72,513
Total current liabilities	47,408,988	51,241,575

Notes payable	164,933,600	164,929,659
Deferred income taxes	27,625,578	27,153,776
Other liabilities	3,845,121	4,797,887
Total liabilities	243,813,287	248,122,897

Commitments and contingencies

Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	51,047,454	51,043,554
Retained earnings (accumulated deficit)	385,309	(198,261)
Total stockholder's equity	51,432,763	50,845,293

Total liabilities and stockholder's equity	$295,246,050	$298,968,190

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$92,392,113	$86,185,465

Cost of sales	75,506,036	69,213,942

Gross profit	16,886,077	16,971,523

Selling and administrative expenses	10,656,527	10,165,933
(Gain) loss on disposition of fixed assets	(21,295)	36,744
Restructuring costs	-	66,374
Amortization of intangibles	441,497	473,822

Total operating expenses	11,076,729	10,742,873

Operating income	5,809,348	6,228,650

Other (income) expense:
Interest expense	4,614,996	4,658,166
Interest income	(85,051)	(73,854)
Other, net	261,175	(59,668)

Total other expense	4,791,120	4,524,644

Income before income taxes	1,018,228	1,704,006

Income tax provision	434,658	814,480

Net income	$583,570	$889,526

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Unaudited)

	March 31,	March 31,
	2008	2007
Cash flows used in operating actvities:
Net income	$583,570	$889,526
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	4,138,161	3,899,917
Amortization of intangible assets	441,497	473,822
Provision for doubtful accounts	49,807	18,142
Provision for inventory realizability and LIFO value	10,868	4,763
Stock-based compensation	3,000	8,120
Amortization of deferred financing costs and debt discount, included in interest expense	342,057	376,809
Deferred income tax benefit	465,146	(166,597)
(Gain) loss on disposition of fixed assets	(21,295)	36,744
Changes in operating assets and liabilities
Accounts receivable	(9,082,360)	(3,319,659)
Inventories	(1,724,438)	2,552,794
Other current assets	(831,090)	95,734
Refundable income taxes	(198,126)	602,931
Other assets	968,780	915,273
Accounts payable	3,695,451	312,821
Accrued expenses	(2,995,373)	(4,322,730)
Accrued interest	(4,228,493)	(4,247,113)
Income tax payable	(72,513)	-
Other liabilities	(952,766)	(273,937)
Net cash used in operating activities	(9,408,117)	(2,142,640)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(3,065,967)	(4,621,911)
Proceeds from sale of fixed assets	26,055	45,300
Advances paid to parent company	-	(235,250)
Net cash used in investing activities	(3,039,912)	(4,811,861)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	-	6,847,000
Repayment of revolving line of credit	-	(6,847,000)
Proceeds from capital contribution from parent company	900	-
Net cash provided by financing activities	900	-

Net decrease in cash and cash equivalents	(12,447,129)	(6,954,501)

Cash and cash equivalents at beginning of period	20,517,198	7,800,258

Cash and cash equivalents at end of period	$8,070,069	$845,757

Non-cash investing and financing activities
Asset additions in accounts payable	$675,949	$745,158

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of March 31, 2008 and our results of operations for the three month periods ended March 31, 2008 and 2007 and our cash flows for the three month periods ended March 31, 2008 and 2007. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10–K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price). SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, we adopted SFAS 157 on January 1, 2008 only with respect to financial assets and liabilities. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.  Our financial instruments which are reported at fair value consist of long-term investments in marketable securities (held in trust for payment of non-qualified deferred compensation).  Fair value for these investments is based on readily available market prices. We are in the process of evaluating the effect, if any, the adoption of FSP 157-2 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 on January 1, 2008 and chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” (“SFAS 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by us in the first quarter of fiscal 2009. We do not believe the adoption of SFAS 160 will have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133,” (“SFAS 161”) which establishes the disclosure requirements for derivative instruments and hedging activities. This Statement amends and expands the disclosure requirements of SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and is required to be adopted by us in the first quarter of fiscal 2009. We do not believe the adoption of SFAS 161 will have a material impact on our financial position and results of operations.

2.	Inventory

Components of net inventories at March 31, 2008 and December 31, 2007 were as follows:

(in thousands)	March 31,	December 31,
	2008	2007
Work-in-process	$7,856	$10,472
Raw materials (principally paper)	13,122	8,793
	20,978	19,265
Excess of current costs over LIFO inventory value	(122)	(122)
Net inventory	$20,856	$19,143

3.	Notes Payable and Revolving Credit Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $104.3 million and $104.2 million as of March 31, 2008 and December 31, 2007, respectively.

On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $60.7 million and $60.7 million as of March 31, 2008 and December 31, 2007, respectively. The 2004 Notes have identical terms to the 2003 Notes.

Index

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

Concurrent with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrently with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of March 31, 2008, we had no borrowings outstanding under the Revolver, had unused amounts available of $28.3 million and had $1.7 million in outstanding letters of credit. The outstanding letters of credit include $0.3 million to secure a working capital facility for an affiliate of our parent company, TSG Holdings Corp.

Borrowings under the Revolver are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The Revolver contains various covenants, including provisions that restrict our ability to incur or prepay other indebtedness or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of March 31, 2008.  On May 12, 2008, the Company and the lenders amended the terms of the Revolver.  The amendment permits the Company or its subsidiaries to expend up to $15.0 million to repurchase 2003 Notes or 2004 Notes.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

4.	Accrued Expenses

Accrued expenses as of March 31, 2008 and December 31, 2007 consisted of the following:

(in thousands)	March 31,	December 31,
	2008	2007
Payroll and related expenses	$4,383	$6,841
Profit sharing accrual	1,003	2,090
Accrued interest	2,120	6,349
Customer prepayments	5,452	3,977
Deferred revenue	1,163	2,044
Self-insured health and workers' compensation accrual	2,218	2,073
	1,959	2,148
Total	$18,298	$25,522

Index

5.	Business Segments

We are a specialty printer in the United States offering a full range of printing and value–added support services for the journal, magazine, book, catalog and article reprint markets. Our business includes three operating segments comprised of “Publications,” “Books” and “Specialty Catalogs.” The Publications segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services, United Litho and Capital City Press. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 100,000 and 8,000,000 copies.

The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the consolidated financial statements in our most recent Annual Report on Form 10–K for the year ended December 31, 2007. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses and the amortization of a non–compete agreement with our former Chairman of the Board, are not allocated to the segments. Our customer base resides in the continental United States and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had one customer which accounted for 11.3% and 12.2% of total net sales for the three month periods ended March 31, 2008 and 2007, respectively. Net sales for this customer are reported in the Specialty Catalogs segment. In 2006, we entered into a long-term contract to print all of this customer's catalogs through June 2011. In our annual report on Form 10-K for the year ended December 31, 2007, we disclosed that this customer was acquired by another company in December 2007 and it may be necessary for us to take steps to enforce the provisions of our contract. However, this customer recently reaffirmed its commitment to fulfill all of its obligations under this contract.

The following table provides segment information as of March 31, 2008 and 2007 and for the three month periods then ended:

	Three months ended March 31,
	2008	2007
(in thousands)

Net sales
Publications	$46,937	$44,166
Specialty catalogs	29,008	27,443
Books	16,448	14,599
Intersegment sales elimination	(1)	(23)
Consolidated total	$92,392	$86,185

Operating income
Publications	$4,308	$4,551
Specialty catalogs	437	1,101
Books	1,548	1,208
Corporate expenses	(484)	(631)
Consolidated total	$5,809	$6,229

	March 31,	December 31,
	2008	2007
Assets
Publications	$179,779	$183,965
Specialty catalogs	68,310	61,571
Books	48,846	50,082
Corporate	(1,689)	3,350
Consolidated total	$295,246	$298,968

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

Index

	Three months ended March 31,
(in thousands)	2008	2007

Total operating income (as shown above)	$5,809	6,229

Interest expense	(4,615)	(4,658)
Interest income	85	74
Other, net	(261)	59

Income before income taxes	$1,018	$1,704

6.	Income Taxes

Our effective income tax rate was 42.7% for the three month period ended March 31, 2008 and 47.8% for the three month period ended March 31, 2007.  An increase in the liability for uncertain tax positions, including interest and penalties, was greater during the first quarter of 2007 as compared to the first quarter of 2008.

7.	Fair Value Measurements

We adopted SFAS 157 and SFAS 159 as of January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

Our financial instruments consist of long-term investments in marketable securities (held in trust for payment of non-qualified deferred compensation) and long-term debt. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have elected not to measure any financial assets or financial liabilities, including long-term debt, at fair value which were not previously required to be measured at fair value. We classify the investments in marketable securities within level 1 of the hierarchy since quoted market prices are available in active markets.

8.	Related Party Transactions

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.2 million in such fees for the three month periods ended March 31, 2008 and March 31, 2007, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Annual Report on Form 10–K for the fiscal year ended December 31, 2007. References to the “Company” refer to The Sheridan Group, Inc. The terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of the Company and all of its subsidiaries.

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

Index

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

Overview

Company Background

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We provide a wide range of printing services and value-added support services, such as digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation and distribution, customer workflow audits and training classes, and back issue fulfillment. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company.

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

The 2003 Notes and the 2004 Notes are collateralized by security interests in substantially all of the assets of the Company and our subsidiaries, subject to permitted liens. The capital stock, securities and other payment rights of the Company’s subsidiaries will constitute collateral for the 2003 Notes and the 2004 Notes only to the extent that Rule 3-10 and Rule 3-16 of Regulation S-X under the Securities Act do not require separate financial statements of a subsidiary to be filed with the SEC. Payment obligations under the 2003 Notes and the 2004 Notes are guaranteed jointly and severally, fully and unconditionally, by all of the Company’s subsidiaries. The Sheridan Group, Inc. owns 100% of the outstanding stock of all of our subsidiaries and has no material independent assets or operations. There are no restrictions on the ability of The Sheridan Group, Inc. to obtain funds by dividend, advance or loan from its subsidiaries.

In the event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our most recent Annual Report on Form 10–K for the year ended December 31, 2007, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self–insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

Index

Results of Operations

Our business includes three reportable segments comprised of “Publications,” “Specialty Catalogs” and “Books.” The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services, United Litho and Capital City Press. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 100,000 and 8,000,000 copies.

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. This table should be read in conjunction with the commentary that follows it.

Index

					Percent of revenue
	Three months ended March 31,		Increase (decrease)		Three months ended March 31,
(in thousands)	2008	2007	Dollars	Percentage	2008	2007

Net sales
Publications	$46,937	$44,166	$2,771	6.3%	50.8%	51.3%
Specialty catalogs	29,008	27,443	1,565	5.7%	31.4%	31.8%
Books	16,448	14,599	1,849	12.7%	17.8%	16.9%
Intersegment sales elimination	(1)	(23)	22	nm	-	-
Total net sales	$92,392	$86,185	$6,207	7.2%	100.0%	100.0%

Cost of sales	75,506	69,214	6,292	9.1%	81.7%	80.3%

Gross profit	$16,886	$16,971	$(85)	(0.5%)	18.3%	19.7%

Selling and administrative expenses	$10,657	10,166	491	4.8%	11.5%	11.8%
(Gain) loss on disposition of fixed assets	(21)	36	(57)	nm	-	-
Restructuring costs	-	66	(66)	(100.0%)	-	0.1%
Amortization of intangibles	441	474	(33)	(7.0%)	0.5%	0.6%
Total operating expenses	$11,077	$10,742	$335	3.1%	12.0%	12.5%

Operating income
Publications	$4,308	$4,551	$(243)	(5.3%)	9.2%	10.3%
Specialty catalogs	437	1,101	(664)	(60.3%)	1.5%	4.0%
Books	1,548	1,208	340	28.1%	9.4%	8.3%
Corporate expenses	(484)	(631)	147	23.3%	nm	nm
Total operating income	$5,809	$6,229	$(420)	(6.7%)	6.3%	7.2%

Other (income) expense
Interest expense	$4,615	$4,658	$(43)	(0.9%)	5.0%	5.4%
Interest income	(85)	(74)	(11)	(14.9%)	(0.1%)	(0.1%)
Other, net	261	(59)	320	nm	0.3%	(0.1%)
Total other expense	$4,791	$4,525	$266	5.9%	5.2%	5.2%

Income before income taxes	1,018	1,704	(686)	(40.3%)	1.1%	2.0%

Income tax provision	434	814	(380)	(46.7%)	0.5%	1.0%

Net income	$584	$890	$(306)	(34.4%)	0.6%	1.0%
_________________
nm - not meaningful

Commentary:

Net sales for the first quarter of 2008 increased $6.2 million or 7.2% versus the first quarter of 2007, due primarily to cost increases for fuel, postage and paper which were passed on to our customers in the first quarter of 2008 and new work awarded to us by new and existing customers. Net sales for the Publications segment increased $2.8 million or 6.3% compared to the same period a year ago due mainly to new journal work awarded to us and increases in paper and shipping costs which were passed on to our customers. Net sales for the Specialty Catalogs segment increased $1.6 million or 5.7% compared with the same period a year ago primarily due to increases in paper and shipping costs which were passed on to our customers. Net sales for the Books segment increased $1.8 million or 12.7% in the first quarter primarily due to new work awarded to us by existing customers and the impact of increases in paper prices which were passed on to our customers.

Gross profit for the first quarter of 2008 decreased by $0.1 million or 0.5% compared to the first quarter of 2007. Gross margin of 18.3% of net sales for the first quarter of 2008 reflected a 1.4 margin point decrease versus the first quarter of 2007. The gross profit and margin decreases were attributable primarily to the start-up costs incurred in establishing a new product offering in the Publications segment coupled with higher healthcare costs across all segments and increases in costs for certain materials and supplies. These cost increases were partially offset by the impact of increased sales volume.

Index

Operating income of $5.8 million for the first quarter of 2008 represented a $0.4 million decrease as compared to operating income of $6.2 million for the first quarter of 2007. This decrease was due primarily to the start-up costs incurred in establishing a new product offering in the Publications segment as well as higher healthcare costs across all businesses, partially offset by sales increases. Operating income of $4.3 million for the Publications segment for the first quarter of 2008 represented a $0.3 million decrease as compared to operating income of $4.6 million for the same period in 2007 primarily due to the start-up costs incurred in establishing a new product offering in the short-run digital printing market. Operating income of $0.4 million for the Specialty Catalogs segment represented a $0.7 million decrease as compared to operating income of $1.1 million for the same period in 2007 due primarily to increases in costs for employee health coverage, certain materials and supplies, and professional fees. Operating income of $1.5 million for the Books segment for the first quarter of 2008 represented a $0.3 million increase as compared to the same period in 2007 primarily due to increased sales partially offset by incremental healthcare and other production costs.

The increase in other expense of $0.3 million for the first quarter of 2008 as compared to the same period last year was due primarily to decreases in the market value of investments held in the deferred compensation plan during the first quarter of 2008.

Income before income taxes of $1.0 million for the first quarter of 2008 represented a $0.7 million decrease as compared to the same period last year. The decrease was due primarily to the start-up costs incurred in establishing a new product offering in the Publications segment, higher healthcare costs across all segments and decreases in the market value of investments held in the deferred compensation plan, partially offset by sales increases.

Our effective income tax rate was 42.7% for the first quarter of 2008 compared to 47.8% for the same period in 2007.  An increase in the liability for uncertain tax positions, including interest and penalties, was greater during the first quarter of 2007 as compared to the first quarter of 2008.

Net income of $0.6 million for the first quarter of 2008 represented a $0.3 million decrease as compared to net income of $0.9 million for the first quarter of 2007 due to the factors mentioned previously.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $9.4 million for the first three months of 2008 compared to $2.1 million for the first three months of 2007. This $7.3 million decline was primarily the result of working capital changes which included:

•
a larger increase in accounts receivable levels in the first quarter of 2008 as compared to the first quarter of 2007 and the end of 2007 due primarily to higher sales volume and the delayed timing of some large customer receipts, which were received in early April;

•
inventory levels at the end of the first quarter of 2008 were higher than the first quarter of 2007 and the end of 2007 due primarily to a strategic decision in our Specialty Catalogs segment to temporarily increase paper supplies coupled with increases in the cost of paper, whereas inventory levels decreased during the first quarter of 2007.

These uses of cash were partially offset by the timing of certain vendor payments during the first quarter of 2008 as compared to the first quarter of 2007 related primarily to paper purchases in the Specialty Catalogs segment.

We had cash of $8.1 million as of March 31, 2008 compared to $20.5 million as of December 31, 2007. For the three months ended March 31, 2008, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Investing Activities

Net cash used in investing activities was $3.0 million for the first three months of 2008 compared to $4.8 million for the first three months of 2007. This $1.8 million decrease in cash used was primarily the result of lower capital spending in the first quarter of 2008 as compared to the same period last year.

Index

Financing Activities

Cash provided by financing activities was minimal for the first three months of 2008 compared to none for the first three months of 2007.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes, through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We estimate that our capital expenditures for the remainder of 2008 will total about $15.3 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of March 31, 2008, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

The terms of our working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re–borrow such advances until the May 2009 maturity date. As of March 31, 2008, we had unused amounts available of $28.3 million and had $1.7 million in outstanding letters of credit. The outstanding letters of credit include $0.3 million to secure a working capital facility for an affiliate of our parent company, TSG Holdings Corp.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends.  On May 12, 2008, we and the lenders amended the terms of the working capital facility.  The amendment permits us to expend up to $15.0 million to repurchase 2003 Notes or 2004 Notes.  The working capital facility also requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $36.0 million. For the twelve months ended March 31, 2008, our interest coverage ratio was 2.66 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $45.5 million. In addition, our working capital facility prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the three month periods ended March 31, 2008 and 2007 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended March 31, 2008 includes the amounts presented in the following table as well as the amounts from the second, third and fourth quarters of 2007.

Index

	Three Months Ended March 31,
	2008	2007

Net cash used in operating activities	$(9,408)	$(2,143)

Accounts receivable	9,082	3,320
Inventories	1,725	(2,553)
Other current assets	831	(95)
Refundable income taxes	198	(603)
Other assets	(969)	(915)
Accounts payable	(3,695)	(313)
Accrued expenses	2,995	4,323
Accrued interest	4,228	4,247
Income taxes payable	73	-
Other liabilities	953	274
Provision for doubtful accounts	(50)	(18)
Deferred income tax (provision) benefit	(465)	167
Provision for inventory realizability and LIFO value	(11)	(5)
Gain (loss) on disposition of fixed assets, net	21	(37)
Income tax provision	435	814
Cash interest expense	4,273	4,281
Management fees	213	221
Non cash adjustments:
Decrease in market value of investments	176	6
Amortization of prepaid lease costs	23	21
Loss on disposition of fixed assets	-	62
Restructuring costs	-	66

Working Capital Facility EBITDA	$10,628	$11,120

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

Contractual Obligations

The following table summarizes the Company’s future minimum non—cancellable contractual obligations as of March 31, 2008:

Index

	Remaining Payments Due by Period
			2009 to	2011 to	2013 and
	Total	2008	2010	2012	beyond
(in thousands)

Long term debt, including interest (1)	$217,851	$8,456	$33,825	$175,570	$-
Operating leases	12,162	3,853	6,418	1,881	10
Purchase obligations (2)	14,114	9,938	3,706	470	-
Other long-term obligations (3)	853	194	344	302	13

Total (4)	$244,980	$22,441	$44,293	$178,223	$23

__________________________
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

(4)
We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. At March 31, 2008, we have recognized approximately $1.6 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  In accordance with FSP 157-2, we adopted SFAS 157 on January 1, 2008 only with respect to financial assets and liabilities. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.  Our financial instruments which are reported at fair value consist of long-term investments in marketable securities (held in trust for payment of non-qualified deferred compensation).  Fair value for these investments is based on readily available market prices. We are in the process of evaluating the effect, if any, the adoption of FSP 157-2 will have on our results of operations and financial position.

Index

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 on January 1, 2008 and chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” (“SFAS 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by us in the first quarter of fiscal 2009. We do not believe the adoption of SFAS 160 will have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133,” (“SFAS 161”) which establishes the disclosure requirements for derivative instruments and hedging activities. This Statement amends and expands the disclosure requirements of SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and is required to be adopted by us in the first quarter of fiscal 2009. We do not believe the adoption of SFAS 161 will have a material impact on our financial position and results of operations.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three months ended March 31, 2008 and 2007 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We did not have any borrowings under our working capital facility during the first three months of 2008. All of our other debt carries fixed interest rates.

Index

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 12, 2008, we and the lenders amended the terms of our working capital facility.  The amendment permits us to expend up to $15.0 million to repurchase 2003 Notes or 2004 Notes.

Item 6. Exhibits

Exhibits

10.47	Amendment No. 2 to Amended and Restated Revolving Credit Agreement, by and among The Sheridan Group, Inc., Bank of America, N.A. and Wachovia Bank, N.A., dated as of May 12, 2008.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
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

Date:   May 14, 2008