Form 10-Q
period 2008-06-30
SHERIDAN GROUP INC
filed 2008-08-13
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM   10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE  30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule  12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

There was 1 share of Common Stock outstanding as of August  13, 2008.

The Sheridan Group,  Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended June  30, 2008

Index

PART  I — FINANCIAL INFORMATION

Item  1.    Financial Statements.

THE SHERIDAN GROUP,  INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$14,166,009	$20,517,198
Accounts receivable, net of allowance for doubtful accounts of $674,179 and $1,951,420, respectively	31,725,609	34,469,418
Due from parent company	192,133	-
Inventories, net	23,177,794	19,142,545
Other current assets	7,454,248	5,694,814
Total current assets	76,715,793	79,823,975

Property, plant and equipment, net	126,407,267	126,708,651
Intangibles, net	39,344,982	40,545,117
Goodwill	44,503,312	44,503,312
Deferred financing costs, net	3,216,344	3,884,311
Other assets	2,521,227	3,502,824

Total assets	$292,708,925	$298,968,190

LIABILITIES

Current liabilities:
Accounts payable	$21,399,151	$25,646,740
Accrued expenses	23,114,407	25,594,835
Total current liabilities	44,513,558	51,241,575

Notes payable and revolving credit facility	164,937,711	164,929,659
Deferred income taxes and other liabilities	31,730,996	31,951,663
Total liabilities	241,182,265	248,122,897

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	51,054,954	51,043,554
Retained earnings (accumulated deficit)	471,706	(198,261)
Total stockholder's equity	51,526,660	50,845,293

Total liabilities and stockholder's equity	$292,708,925	$298,968,190

The accompanying notes are an integral part  of the consolidated financial statements.

Index

THE SHERIDAN GROUP,  INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE  30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$82,721,818	$82,182,016	$175,113,931	$168,367,481

Cost of sales	66,575,120	65,206,588	142,081,156	134,420,530

Gross profit	16,146,698	16,975,428	33,032,775	33,946,951

Selling and administrative expenses	10,630,449	10,265,336	21,286,976	20,431,269
(Gain) loss on disposition of fixed assets	181,771	(20,780)	160,476	15,964
Restructuring costs	-	-	-	66,374
Amortization of intangibles	427,665	470,834	869,162	944,656

Total operating expenses	11,239,885	10,715,390	22,316,614	21,458,263

Operating income	4,906,813	6,260,038	10,716,161	12,488,688

Other (income) expense:
Interest expense	4,616,645	4,655,251	9,231,641	9,313,417
Interest income	(45,989)	(93,387)	(131,040)	(167,241)
Other, net	150,248	(181,331)	411,423	(240,999)

Total other expense	4,720,904	4,380,533	9,512,024	8,905,177

Income before income taxes	185,909	1,879,505	1,204,137	3,583,511

Income tax provision	99,512	884,435	534,170	1,698,915

Net income	$86,397	$995,070	$669,967	$1,884,596

The accompanying notes are an integral part  of the consolidated financial statements.

Index

THE SHERIDAN GROUP,  INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE  30, 2008 and 2007
(Unaudited)

	June 30,	June 30,
	2008	2007
Cash flows provided by operating actvities:
Net income	$669,967	$1,884,596
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	8,249,584	7,925,556
Amortization of intangible assets	869,162	944,656
Provision for doubtful accounts	81,424	31,835
Provision for inventory realizability and LIFO value	23,043	4,763
Stock-based compensation	6,000	17,212
Amortization of deferred financing costs and debt discount, included in interest expense	676,019	744,559
Deferred income tax provision (benefit)	598,471	(198,418)
Loss on disposition of fixed assets	160,476	15,964
Changes in operating assets and liabilities
Accounts receivable	2,662,385	(3,022,298)
Inventories	(4,058,292)	2,675,785
Other current assets	(1,357,571)	1,085,995
Other assets	923,570	653,667
Accounts payable	(5,809,853)	117,306
Accrued expenses	(2,473,889)	(4,331,718)
Accrued interest	(6,539)	(25,418)
Other liabilities	(832,001)	99,493
Net cash provided by operating activities	381,956	8,623,535

Cash flows used in investing activities:
Purchases of property, plant and equipment	(6,605,992)	(7,373,638)
Proceeds from sale of fixed assets	59,580	86,043
Advances paid to parent company	(192,133)	(55,720)
Net cash used in investing activities	(6,738,545)	(7,343,315)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	-	6,847,000
Repayment of revolving line of credit	-	(6,847,000)
Proceeds from capital contribution from parent company	5,400	-
Net cash provided by financing activities	5,400	-

Net (decrease) increase in cash and cash equivalents	(6,351,189)	1,280,220

Cash and cash equivalents at beginning of period	20,517,198	7,800,258

Cash and cash equivalents at end of period	$14,166,009	$9,080,478

Non-cash investing and financing activities
Asset additions in accounts payable	$2,469,872	$196,353

The accompanying notes are an integral part  of the consolidated financial statements.

Index

THE SHERIDAN GROUP,  INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group,  Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules  of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of June  30, 2008 and our results of operations for the three and six month periods ended June  30, 2008 and 2007 and our cash flows for the six month periods ended June  30, 2008 and 2007. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group,  Inc. and Subsidiaries included in our Annual Report on Form  10–K for the year ended December  31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June  30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.	Inventory

Components of net inventories at June  30, 2008 and December  31, 2007 were as follows:

(in thousands)	June 30,	December 31,
	2008	2007
Work-in-process	$8,171	$10,472
Raw materials (principally paper)	15,129	8,793
	23,300	19,265
Excess of current costs over LIFO inventory value	(122)	(122)
Net inventory	$23,178	$19,143

3.	Notes Payable and Revolving Credit Facility

On August  21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0  million, priced to yield 10.50%, that mature August  15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $104.3  million and $104.2 million as of June  30, 2008 and December  31, 2007, respectively.

On May  25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0  million, priced to yield 9.86%, that mature August  15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $60.6  million and $60.7 million as of June  30, 2008 and December  31, 2007, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Concurrent with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrently with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0  million, including letters of credit commitments of up to $5.0  million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May  2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of June  30, 2008, we had no borrowings outstanding under the Revolver, had unused amounts available of $28.3 million and had $1.7  million in outstanding letters of credit. The outstanding letters of credit include $0.3 million to secure a working capital facility for an affiliate of our parent company, TSG Holdings Corp.

Borrowings under the Revolver are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The Revolver contains various covenants, including provisions that restrict our ability to incur or prepay other indebtedness or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of June  30, 2008.   On May 12, 2008, the Company and the lenders amended the terms of the Revolver.   The amendment permits the Company or its subsidiaries to expend up to $15.0 million to repurchase 2003 Notes or 2004 Notes. We have not repurchased any of the 2003 Notes or 2004 Notes during the three and six month periods ending June 30, 2008.

In an event of default, all principal and interest due under the Revolver may  become immediately due and payable.

4.	Accrued Expenses

Accrued expenses as of June  30, 2008 and December  31, 2007 consisted of the following:

(in thousands)	June 30,	December 31,
	2008	2007
Payroll and related expenses	$5,016	$6,841
Profit sharing accrual	1,348	2,090
Accrued interest	6,342	6,349
Customer prepayments	4,545	3,977
Deferred revenue	1,460	2,044
Self-insured health and workers' compensation accrual	2,252	2,073
Other	2,151	2,221
Total	$23,114	$25,595

Index

5.	Business Segments

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

We have one customer which accounted for 11.1% and 11.7% of total net sales for the three and six month periods ended June  30, 2007 but accounted for less than 10% of total net sales for the three and six month periods ended June  30, 2008. Net sales for this customer are reported in the Specialty Catalogs segment. In 2006, we entered into a long-term contract to print all of this customer's catalogs through June 2011.  We have another customer which accounted for 10.4% of total net sales for the three month period ended June 30, 2007 but accounted for less than 10% of total net sales for the six month period ended June 30, 2007. This customer accounted for less than 10% of total net sales for the three and six month periods ended June 30, 2008. Net sales for this customer are reported in the Publications and Books segments.

The following table provides segment information as of June  30, 2008 and 2007 and for the three and six month periods then ended:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
(in thousands)

Net sales
Publications	$47,328	$46,586	$94,265	$90,752
Specialty catalogs	20,147	20,968	49,155	48,411
Books	15,303	14,651	31,751	29,250
Intersegment sales elimination	(56)	(23)	(57)	(46)
Consolidated total	$82,722	$82,182	$175,114	$168,367

Operating income
Publications	$4,576	$5,937	$8,884	$10,488
Specialty catalogs	(332)	(204)	105	897
Books	1,080	1,346	2,628	2,554
Corporate expenses	(417)	(819)	(901)	(1,450)
Consolidated total	$4,907	$6,260	$10,716	$12,489

Index

	June 30,	December 31,
	2008	2007
Assets
Publications	$182,296	$183,965
Specialty catalogs	60,065	61,571
Books	52,367	50,082
Corporate	(2,019)	3,350
Consolidated total	$292,709	$298,968

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007

Total operating income (as shown above)	$4,907	$6,260	$10,716	$12,489

Interest expense	(4,617)	(4,655)	(9,232)	(9,313)
Interest income	46	93	131	167
Other, net	(150)	182	(411)	241

Income before income taxes	$186	$1,880	$1,204	$3,584

6.	Income Taxes

Our effective income tax rate was 53.5% and 47.1% for the second quarter of 2008 and 2007, respectively. The effective income tax rate was higher in the second quarter of 2008 because the increase in the liability for uncertain tax positions, including interest and penalties, had a greater impact on the income tax rate during the second quarter of 2008 versus the same period in 2007 as a result of our significantly lower income before income taxes during the second quarter of 2008 as compared to the same period last year.

Our effective income tax rate was 44.4% and 47.4% for the first six months of 2008 and 2007, respectively. The effective income tax rate was higher for the first six months of 2007 due primarily to the impact of a statutory tax change in a state in which we conduct business.

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

Index

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

We have a 10–year management agreement with our principal equity sponsors, expiring in August  of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2  million and $0.4  million in such fees for the three and six month periods ended June  30, 2008, respectively and $0.2 million and $0.4 million for the three and six month periods ended June  30, 2007, respectively.

An affiliate of our parent company, TSG Holdings Corp., has entered into an agreement to lease equipment.  As a condition of the agreement, we have issued an unconditional guarantee of the affiliated company’s obligations under the agreement. In the event the affiliated company is unable to do so, we have agreed to satisfy the obligations under the agreement up to a maximum of $4.0 million.  This guarantee shall remain in effect for the term of the agreement which expires in December 2012.  We have also established a $0.3 million letter of credit under the Revolver to secure a working capital facility for the same affiliate.

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

Index

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

Index

Three months ended June 30:

					Percent of revenue
	Three months ended June 30,		Increase (decrease)		Three months ended June 30,
(in thousands)	2008	2007	Dollars	Percentage	2008	2007

Net sales
Publications	$47,328	$46,586	$742	1.6%	57.2%	56.7%
Specialty catalogs	20,147	20,968	(821)	(3.9%)	24.4%	25.5%
Books	15,303	14,651	652	4.5%	18.5%	17.8%
Intersegment sales elimination	(56)	(23)	(33)	nm	(0.1%)	-
Total net sales	$82,722	$82,182	$540	0.7%	100.0%	100.0%

Cost of sales	66,575	65,206	1,369	2.1%	80.5%	79.3%

Gross profit	$16,147	$16,976	$(829)	(4.9%)	19.5%	20.7%

Selling and administrative expenses	$10,630	$10,265	$365	3.6%	12.9%	12.5%
(Gain) loss on sale of fixed assets	182	(20)	202	nm	0.2%	-
Amortization of intangibles	428	471	(43)	(9.1%)	0.5%	0.6%
Total operating expenses	$11,240	$10,716	$524	4.9%	13.6%	13.1%

Operating income
Publications	$4,576	$5,937	$(1,361)	(22.9%)	9.7%	12.7%
Specialty catalogs	(332)	(204)	(128)	(62.7%)	(1.6%)	(1.0%)
Books	1,080	1,346	(266)	(19.8%)	7.1%	9.2%
Corporate expenses	(417)	(819)	402	49.1%	nm	nm
Total operating income	$4,907	$6,260	$(1,353)	(21.6%)	5.9%	7.6%

Other (income) expense
Interest expense	$4,617	$4,655	$(38)	(0.8%)	5.6%	5.6%
Interest income	(46)	(93)	47	nm	(0.1%)	(0.1%)
Other, net	150	(182)	332	nm	0.2%	(0.2%)
Total other expense	$4,721	$4,380	$341	7.8%	5.7%	5.3%

Income before income taxes	186	1,880	(1,694)	(90.1%)	0.2%	2.3%

Income tax provision	100	885	(785)	(88.7%)	0.1%	1.1%

Net income	$86	$995	$(909)	(91.4%)	0.1%	1.2%

_________________
nm - not meaningful

Commentary:

Total net sales for the second quarter of 2008 increased slightly versus the second quarter of 2007. Net sales for the Publications segment increased $0.7 million or 1.6% compared to the same period a year ago due mainly to increases in shipping and paper costs which were passed on to our customers. Net sales for the Specialty Catalogs segment decreased $0.8 million or 3.9% compared with the same period a year ago primarily because the largest customer began supplying their paper in 2008 instead of purchasing it through us, partially offset by higher shipping and paper costs which were passed on to our customers. Net sales for the Books segment increased $0.7 million or 4.5% in the second quarter due primarily to the impact of increases in paper prices which were passed on to our customers.

Gross profit for the second quarter of 2008 decreased by $0.8 million or 4.9% compared to the second quarter of 2007. Gross margin of 19.5% of net sales for the second quarter of 2008 reflected a 1.2 margin point decrease versus the second quarter of 2007. The gross profit and margin decreases were attributable primarily to approximately $0.4 million of start-up costs incurred in establishing a new product offering in the Publications segment coupled with higher healthcare and energy costs in the Publications and Catalogs segments. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper.

Index

Total operating income of $4.9 million for the second quarter of 2008 represented a $1.4 million decrease as compared to operating income of $6.3 million for the second quarter of 2007. This decrease was due primarily to approximately $0.5 million of start-up costs incurred in establishing a new product offering in the Publications segment, a loss sustained on the disposal of equipment as well as higher healthcare and energy costs, partially offset by higher recyclable revenue and sales increases. Operating income of $4.6 million for the Publications segment for the second quarter of 2008 represented a $1.3 million decrease as compared to operating income of $5.9 million for the same period in 2007 due primarily to approximately $0.5 million of start-up costs incurred in establishing a new product offering in the short-run digital printing market, a loss sustained on the disposal of equipment and increased healthcare and energy costs. The operating loss of $0.3 million for the Specialty Catalogs segment was virtually unchanged versus an operating loss of $0.2 million for the same period in 2007. Operating income of $1.1 million for the Books segment for the second quarter of 2008 represented a negligible change as compared to operating income of $1.3 million for the same period in 2007 due primarily to higher depreciation

The increase in other expense of $0.3 million for the second quarter of 2008 as compared to the same period last year was due primarily to decreases in the market value of investments held in the deferred compensation plan during the second quarter of 2008.

Income before income taxes of $0.2 million for the second quarter of 2008 represented a $1.7 million decrease as compared to the same period last year. The decrease was due primarily to the start-up costs incurred in establishing a new product offering in the Publications segment, higher healthcare costs in the Publications and Catalogs segments and decreases in the market value of investments held in the deferred compensation plan, partially offset by higher recyclable revenue and sales increases.

Our effective income tax rate was 53.5% for the second quarter of 2008 compared to 47.1% for the same period in 2007.  The effective income tax rate was higher in the second quarter of 2008 because the increase in the liability for uncertain tax positions, including interest and penalties, had a greater impact on the income tax rate during the second quarter of 2008 versus the same period in 2007 as a result of our significantly lower income before income taxes during the second quarter of 2008 as compared to the same period last year.

Net income of $0.1 million for the second quarter of 2008 represented a $0.9 million decrease as compared to net income of $1.0 million for the second quarter of 2007 due to the factors mentioned previously.

Index

Six months ended June 30:

					Percent of revenue
	Six months ended June 30,		Increase (decrease)		Six months ended June 30,
(in thousands)	2008	2007	Dollars	Percentage	2008	2007

Net sales
Publications	$94,265	$90,752	$3,513	3.9%	53.8%	53.9%
Specialty catalogs	49,155	48,411	744	1.5%	28.1%	28.7%
Books	31,751	29,250	2,501	8.6%	18.1%	17.4%
Intersegment sales elimination	(57)	(46)	(11)	(23.9%)	-	-
Total net sales	$175,114	$168,367	$6,747	4.0%	100.0%	100.0%

Cost of sales	142,081	134,420	7,661	5.7%	81.1%	79.8%

Gross profit	$33,033	$33,947	$(914)	(2.7%)	18.9%	20.2%

Selling and administrative expenses	$21,287	$20,431	$856	4.2%	12.2%	12.2%
Loss on sale of fixed assets	161	16	145	nm	0.1%	-
Restructuring costs	-	66	(66)	nm	-	-
Amortization of intangibles	869	945	(76)	(8.0%)	0.5%	0.6%
Total operating expenses	$22,317	$21,458	$859	4.0%	12.8%	12.8%

Operating income
Publications	$8,884	$10,488	$(1,604)	(15.3%)	9.4%	11.6%
Specialty catalogs	105	897	(792)	(88.3%)	0.2%	1.9%
Books	2,628	2,554	74	2.9%	8.3%	8.7%
Corporate expenses	(901)	(1,450)	549	37.9%	N/A	N/A
Total operating income	$10,716	$12,489	$(1,773)	(14.2%)	6.1%	7.4%

Other (income) expense
Interest expense	$9,232	$9,313	$(81)	(0.9%)	5.3%	5.5%
Interest income	(131)	(167)	36	(21.6%)	(0.1%)	(0.1%)
Other, net	411	(241)	652	nm	0.2%	(0.1%)
Total other expense	$9,512	$8,905	$607	6.8%	5.4%	5.3%

Income before income taxes	1,204	3,584	(2,380)	(66.4%)	0.7%	2.1%

Income tax provision	534	1,699	(1,165)	(68.6%)	0.3%	1.0%

Net income	$670	$1,885	$(1,215)	(64.5%)	0.4%	1.1%

________________
nm - not meaningful

Commentary:

Total net sales for the first six months of 2008 increased by $6.7 million or 4.0% versus the first six months of 2007, due primarily to cost increases for shipping and paper which were passed on to our customers in the first six months of 2008 and new work awarded to us by new and existing customers. Net sales for the Publications segment increased $3.5 million or 3.9% compared to the same period a year ago due mainly to increases in shipping and paper costs which were passed on to our customers as well as new journal work awarded to us. Net sales for the Specialty Catalogs segment increased $0.7 million or 1.5% compared with the same period a year ago due primarily to higher shipping and paper costs which were passed on to our customers, partially offset by the largest customer supplying their paper in 2008 instead of purchasing it through us. Net sales for the Books segment increased $2.5 million or 8.6% for the first six months of 2008 due primarily to new work awarded to us by existing customers and the impact of increases in paper costs which were passed on to our customers.

Gross profit for the first six months of 2008 decreased by $0.9 million or 2.7% compared to the first six months of 2007. Gross margin of 18.9% of net sales for the first six months of 2008 reflected a 1.3 margin point decrease versus the first six months of 2007. The gross profit and margin decreases were attributable primarily to $0.9 million of start-up costs incurred in establishing a new product offering in the Publications segment coupled with higher healthcare and energy costs across all segments and increased costs for certain materials and supplies. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper, and increased sales volume.

Index

Total operating income of $10.7 million for the first six months of 2008 represented a $1.8 million decrease as compared to operating income of $12.5 million for the first six months of 2007. This decrease was due primarily to $1.3 million of start-up costs incurred in establishing a new product offering in the Publications segment, a loss sustained on the disposal of equipment and higher healthcare and energy costs across all businesses, partially offset by higher recyclable revenue and sales increases. Operating income of $8.9 million for the Publications segment for the first six months of 2008 represented a $1.6 million decrease as compared to operating income of $10.5 million for the same period in 2007 due primarily to $1.3 million of start-up costs incurred in establishing a new product offering in the short-run digital printing market, a loss sustained on the disposal of equipment, increased healthcare costs, partially offset by higher recyclable revenue. Operating income of $0.1 million for the Specialty Catalogs segment for the first six months of 2008 represented a $0.8 million decrease as compared to operating income of $0.9 million for the same period last year due primarily to increased costs for healthcare, ink and energy, partially offset by higher recyclable revenue. Operating income of $2.6 million for the Books segment for the first six months of 2008 was virtually unchanged as compared to the same period in 2007 as higher recyclable revenue was largely offset by cost increases in other materials.

The increase in other expense of $0.6 million for the first six months of 2008 as compared to the same period last year was due primarily to decreases in the market value of investments held in the deferred compensation plan during the first six months of 2008.

Income before income taxes of $1.2 million for the first six months of 2008 represented a $2.4 million decrease as compared to the same period last year. The decrease was due primarily to the start-up costs incurred in establishing a new product offering in the Publications segment, higher healthcare and energy costs across all segments and decreases in the market value of investments held in the deferred compensation plan, partially offset by higher recyclable revenue and sales increases.

Our effective income tax rate was 44.4% for the first six months of 2008 compared to 47.4% for the same period in 2007.  The effective income tax rate was higher for the first six months of 2007 due primarily to the impact of a statutory tax change in a state in which we conduct business.

Net income of $0.7 million for the first six months of 2008 represented a $1.2 million decrease as compared to net income of $1.9 million for the first six months of 2007 due to the factors mentioned previously.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $0.4  million for the first six months of 2008 compared to $8.6  million for the first six months of 2007. This $8.2  million decline was primarily the result of working capital changes which included:

•
inventory levels at the end of the second quarter of 2008 were higher than the second quarter of 2007 and the end of 2007 due primarily to a strategic decision in our Specialty Catalogs segment to temporarily increase paper supplies coupled with increases in the cost of paper, whereas inventory levels decreased during the first six months of 2007;

•	the timing of vendor payments during the first six months of 2008 as compared to the same period in 2007 and the end of 2007;

•	the timing of prepaid expense and income tax payments during the first six months of 2008 as compared to the same period in 2007 and the end of 2007.

These uses of cash were partially offset by the decrease in accounts receivable during the first six months of 2008 as compared to the same period of 2007 and the end of 2007 related primarily to lower sales activity in the second quarter of 2008 as compared to the fourth quarter of 2007 and the favorable timing of customer payments.

Index

We had cash of $14.2  million as of June  30, 2008 compared to $20.5  million as of December  31, 2007. For the six months ended June  30, 2008, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Investing Activities

Net cash used in investing activities was $6.7 million for the first six months of 2008 compared to $7.3  million for the first six months of 2007. This $0.6  million decrease in cash used was primarily the result of lower capital spending in the first six months of 2008 as compared to the same period last year.

Financing Activities

Cash provided by financing activities was minimal for the first six months of 2008 compared to none for the first six months of 2007.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to  purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes,  through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  We estimate that our capital expenditures for the remainder of 2008 will total about $11.4  million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may  be beyond our control.

Indebtedness

As of June  30, 2008, we had total indebtedness of $164.9  million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August  2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9  million on an annual basis.

The terms of our working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0  million, subject to a borrowing base test. We are able to repay and re–borrow such advances until the May  2009 maturity date. As of June  30, 2008, we had unused amounts available of $28.3 million and had $1.7  million in outstanding letters of credit. The outstanding letters of credit include $0.3 million to secure a working capital facility for an affiliate of our parent company, TSG Holdings Corp.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends.   On May 12, 2008, we and the lenders amended the terms of the working capital facility.   The amendment permits us to expend up to $15.0 million to repurchase 2003 Notes or 2004 Notes.   The working capital facility also  requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $36.0  million. For the twelve months ended June  30, 2008, our interest coverage ratio was 2.57 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $44.0  million. In addition, our working capital facility prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform  our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the six month periods ended June 30, 2008 and 2007 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended June 30, 2008 includes the amounts presented in the following table as well as the amounts from the third and fourth quarters of 2007.

	Six Months Ended June 30,
	2008	2007

Net cash provided by operating activities	$382	$8,624

Accounts receivable	(2,662)	3,022
Inventories	4,058	(2,676)
Other current assets	1,357	(1,086)
Other assets	(924)	(654)
Accounts payable	5,810	(117)
Accrued expenses	2,473	4,332
Accrued interest	7	26
Other liabilities	832	(99)
Provision for doubtful accounts	(81)	(32)
Deferred income tax (provision) benefit	(598)	199
Provision for inventory realizability and LIFO value	(23)	(4)
Loss on disposition of fixed assets, net	(160)	(16)
Income tax provision	534	1,699
Cash interest expense	8,556	8,569
Management fees	408	444
Non cash adjustments:
Decrease in market value of investments	187	10
Amortization of prepaid lease costs	46	42
Loss on disposition of fixed assets	214	66
Restructuring costs	-	66

Working Capital Facility EBITDA	$20,416	$22,415

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

Index

Contractual Obligations

The following table summarizes the Company’s future minimum non—cancellable contractual obligations as of June  30, 2008:

	Remaining Payments Due by Period
			2009 to	2011 to	2013 and
	Total	2008	2010	2012	beyond
(in thousands)

Long term debt, including interest (1)	$217,851	$8,456	$33,825	$175,570	$-
Operating leases	10,801	2,402	6,466	1,921	12
Purchase obligations (2)	14,232	10,070	4,157	5	-
Other long-term obligations (3)	789	130	344	302	13

Total (4)	$243,673	$21,058	$44,792	$177,798	$25

__________________________

(1)
Includes the $105.0 million aggregate principal amount due on the 2003 Notes and the $60.0 million aggregate principal amount due on the 2004 Notes plus interest at 10.25% payable semi-annually through August  15, 2011.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under non-compete arrangements with our former Chairman of the Board and the Chairman of The Dingley Press.

(4)
We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. At June 30, 2008, we have recognized approximately $1.6 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At June  30, 2008 and December  31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Index

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three and six months ended June  30, 2008 and 2007 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We did not have any borrowings under our working capital facility during the first six months of 2008. All of our other debt carries fixed interest rates.

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

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3.  Defaults upon Senior Securities

None.

Index

Item  4.  Submission of Matters to a Vote of Security Holders

None.

Item  5.  Other Information

None.

Item  6.  Exhibits

Exhibits

10.47	Amendment No. 2 to Amended and Restated Revolving Credit Agreement, by and among The Sheridan Group, Inc., Bank of America, N. A. and Wachovia Bank, N. A., dated as of May 12, 2008 (filed as a like numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 14, 2008 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
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

Date:      August 13, 2008