Form 10-Q
period 2008-09-30
SHERIDAN GROUP INC
filed 2008-11-14
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM   10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

There was 1 share of Common Stock outstanding as of November 14, 2008.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended September 30, 2008

INDEX

Index

PART  I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE SHERIDAN GROUP,  INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$9,466,049	$20,517,198
Accounts receivable, net of allowance for doubtful accounts of $654,312 and $616,869, respectively	35,513,750	34,469,418
Due from affiliated companies	1,060,037	44,505
Inventories, net	20,398,439	19,142,545
Other current assets	10,451,323	5,650,309
Total current assets	76,889,598	79,823,975

Property, plant and equipment, net	127,280,415	126,708,651
Intangibles, net	38,749,982	40,545,117
Goodwill	44,416,413	44,503,312
Deferred financing costs, net	2,900,532	3,884,311
Other assets	2,282,045	3,502,824

Total assets	$292,518,985	$298,968,190

LIABILITIES

Current liabilities:
Accounts payable	$21,683,214	$25,646,740
Accrued expenses	22,378,582	25,594,835
Total current liabilities	44,061,796	51,241,575

Notes payable and revolving credit facility	164,941,999	164,929,659
Deferred income taxes and other liabilities	32,068,286	31,951,663
Total liabilities	241,072,081	248,122,897

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	51,057,954	51,043,554
Retained earnings (accumulated deficit)	388,950	(198,261)
Total stockholder's equity	51,446,904	50,845,293

Total liabilities and stockholder's equity	$292,518,985	$298,968,190

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$86,768,330	$85,355,621	$261,882,261	$253,723,102

Cost of sales	69,783,746	68,245,507	211,864,902	202,666,037

Gross profit	16,984,584	17,110,114	50,017,359	51,057,065

Selling and administrative expenses	10,136,166	10,318,558	31,423,142	30,749,827
(Gain) loss on disposition of fixed assets	(18,646)	(56,909)	141,830	(40,945)
Related party guaranty	3,550,000	-	3,550,000	-
Restructuring costs	-	22,081	-	88,455
Amortization of intangibles	424,402	467,798	1,293,564	1,412,454

Total operating expenses	14,091,922	10,751,528	36,408,536	32,209,791

Operating income	2,892,662	6,358,586	13,608,823	18,847,274

Other (income) expense:
Interest expense	4,592,838	4,635,350	13,824,479	13,948,767
Interest income	(34,551)	(126,261)	(165,591)	(293,502)
Other, net	268,454	(2,204)	679,877	(243,203)

Total other expense	4,826,741	4,506,885	14,338,765	13,412,062

(Loss) income before income taxes	(1,934,079)	1,851,701	(729,942)	5,435,212

Income tax (benefit) provision	(1,851,323)	554,114	(1,317,153)	2,253,029

Net (loss) income	$(82,756)	$1,297,587	$587,211	$3,182,183

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Unaudited)

	September 30,	September 30,
	2008	2007
Cash flows provided by operating actvities:
Net income	$587,211	$3,182,183
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,400,208	11,888,183
Amortization of intangible assets	1,293,564	1,412,454
Provision for doubtful accounts	96,815	23,914
Provision for inventory realizability and LIFO value	16,630	35,120
Stock-based compensation	9,000	25,170
Amortization of deferred financing costs and debt discount, included in interest expense	996,119	1,103,502
Deferred income tax provision (benefit)	822,917	(429,689)
Loss (gain) on disposition of fixed assets	141,830	(40,945)
Changes in operating assets and liabilities
Accounts receivable	(1,141,147)	(7,658,663)
Inventories	(1,272,524)	1,456,922
Other current assets	(4,268,641)	486,387
Other assets	1,138,850	644,171
Accounts payable	(3,657,629)	3,794,611
Accrued expenses	1,012,171	(3,229,481)
Accrued interest	(4,228,424)	(3,465,452)
Other liabilities	(568,268)	84,505
Net cash provided by operating activities	3,378,682	9,312,892

Cash flows used in investing activities:
Purchases of property, plant and equipment	(13,516,779)	(11,084,507)
Proceeds from sale of fixed assets	97,080	438,549
Advances paid to affiliated companies	(1,015,532)	(55,230)
Net cash used in investing activities	(14,435,231)	(10,701,188)

Cash flows provided by financing activities:
Borrowing of revolving line of credit	-	6,847,000
Repayment of revolving line of credit	-	(6,847,000)
Proceeds from capital contribution from parent company	5,400	-
Net cash provided by financing activities	5,400	-

Net decrease in cash and cash equivalents	(11,051,149)	(1,388,296)

Cash and cash equivalents at beginning of period	20,517,198	7,800,258

Cash and cash equivalents at end of period	$9,466,049	$6,411,962

Non-cash investing and financing activities
Asset additions in accounts payable	$601,711	$237,579

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of September 30, 2008 and our results of operations for the three and nine month periods ended September 30, 2008 and 2007 and our cash flows for the nine month periods ended September 30, 2008 and 2007. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group,  Inc. and Subsidiaries included in our Annual Report on Form  10–K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.	Related Party Guaranty

As disclosed in prior periods, we guaranteed certain obligations of an affiliate of our parent company, GPN Asia Pte. Ltd. (“GPN Asia”), related to a lease agreement, up to a maximum of $4.0 million, and established a $0.3 million letter of credit to secure a working capital facility for GPN Asia. In August 2008, GPN Asia began the process of shutting down operations. In connection with this shutdown, we expect to satisfy obligations under the lease agreement and letter of credit. Based on current estimates, we expect our total expenditures to be approximately $3.6 million. Accordingly, we recorded approximately $3.6 million during the three month period ended September 30, 2008. Of this amount, approximately $3.0 million was included in accrued expenses as of September 30, 2008. To date we have made cash payments of approximately $0.6 million and we anticipate that the remaining cash payments will be made during the fourth quarter of 2008.

3.	Inventory

Components of net inventories at September 30, 2008 and December 31, 2007 were as follows:

(in thousands)	September 30,	December 31,
	2008	2007
Work-in-process	$9,154	$10,472
Raw materials (principally paper)	11,366	8,793
	20,520	19,265
Excess of current costs over LIFO inventory value	(122)	(122)
Net inventory	$20,398	$19,143

4.	Notes Payable and Revolving Credit Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $104.3 million and $104.2 million as of September 30, 2008 and December 31, 2007, respectively.

Index

On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $60.6 million and $60.7 million as of September 30, 2008 and December 31, 2007, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Concurrent with the offering of the 2003 Notes, we entered into a revolving credit agreement (the “Revolver”). The Revolver was amended concurrently with the offering of the 2004 Notes. Terms of the Revolver allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the Revolver bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the Revolver at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of September 30, 2008, we had no borrowings outstanding under the Revolver, had unused amounts available of $28.3 million and had $1.7 million in outstanding letters of credit. The outstanding letters of credit included $0.3 million to secure a working capital facility for an affiliate of our parent company, TSG Holdings Corp. The letter of credit to secure the working capital facility for the TSG Holdings Corp. affiliate was canceled on October 15, 2008, as a result of the shutdown of GPN Asia (see Note 2).

Borrowings under the Revolver are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The Revolver contains various covenants, including provisions that restrict our ability to incur or prepay other indebtedness or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the Revolver). We have complied with all of the restrictive covenants as of September 30, 2008. On May 12, 2008, the Company and the lenders amended the terms of the Revolver. The amendment permits the Company or its subsidiaries to expend up to $15.0 million to repurchase 2003 Notes or 2004 Notes. We have not repurchased any of the 2003 Notes or 2004 Notes during the three and nine month periods ending September 30, 2008.

In an event of default, all principal and interest due under the Revolver may become immediately due and payable.

5.	Accrued Expenses

Accrued expenses as of September 30, 2008 and December 31, 2007 consisted of the following:

Index

(in thousands)	September 30,	December 31,
	2008	2007
Payroll and related expenses	$5,034	$6,841
Profit sharing accrual	1,812	2,090
Accrued interest	2,120	6,349
Customer prepayments	3,607	3,977
Deferred revenue	2,455	2,044
Self-insured health and workers' compensation accrual	2,123	2,073
Reserve for related party guaranty	3,001	-
Other	2,227	2,221
Total	$22,379	$25,595

6.	Business Segments

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

We have one customer which accounted for 11.3% and 11.5% of total net sales for the three and nine month periods ended September 30, 2007 but accounted for less than 10% of total net sales for the three and nine month periods ended September 30, 2008. Net sales for this customer are reported in the Specialty Catalogs segment. In 2006, we entered into a long-term contract to print all of this customer's catalogs through June 2011.

The following table provides segment information as of September 30, 2008 and 2007 and for the three and nine month periods then ended:

Index

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(in thousands)

Net sales
Publications	$46,911	$43,426	$141,176	$134,178
Specialty catalogs	22,899	25,553	72,054	73,964
Books	17,088	16,415	48,839	45,665
Intersegment sales elimination	(130)	(38)	(187)	(84)
Consolidated total	$86,768	$85,356	$261,882	$253,723

Operating income
Publications	$4,509	$4,189	$13,393	$14,677
Specialty catalogs	330	1,077	435	1,974
Books	1,893	1,686	4,521	4,240
Corporate expenses	(3,839)	(593)	(4,740)	(2,044)
Consolidated total	$2,893	$6,359	$13,609	$18,847

	September 30,	December 31,
	2008	2007
Assets
Publications	$182,634	$183,965
Specialty catalogs	57,579	61,571
Books	50,969	50,082
Corporate	1,337	3,350
Consolidated total	$292,519	$298,968

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Total operating income (as shown above)	$2,893	$6,359	$13,609	$18,847

Interest expense	(4,593)	(4,635)	(13,824)	(13,949)
Interest income	35	126	165	294
Other, net	(269)	2	(680)	243

(Loss) income before income taxes	$(1,934)	$1,852	$(730)	$5,435

7.	Income Taxes

Our income tax rate was 95.7% and 29.9% for the third quarter 2008 and 2007, respectively and 180.4% and 41.5% for the first nine months of 2008 and 2007, respectively. The significant increase in the effective income tax rate for the three and nine months ended September 30, 2008, is due to the impact of the permanent differences in relation to the projected income before tax for the year ended December 31, 2008. The significant permanent differences relate primarily to the increase in uncertain tax positions, including penalties and interest.

8.	Fair Value Measurements

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

9.	Related Party Transactions

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.6 million in such fees for the three and nine month periods ended September 30, 2008, respectively and $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2007, respectively.

We engage in transactions with our parent company, TSG Holdings Corp. and its affiliates, in the normal course of business. These transactions primarily involve administrative costs and management fees paid on behalf of the affiliates. The amounts owed to us by affiliates was approximately $1.1 million as of September 30, 2008 and was minimal as of December 31, 2007.

10.	Contingencies

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

Forward–Looking Statements

This Quarterly Report on Form 10–Q includes “forward–looking statements.” Forward–looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may  contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

·	our liquidity and capital resources;

·	competitive pressures and trends in the printing industry;

·	prevailing interest rates;

·	legal proceedings and regulatory matters;

·	general economic conditions;

·	predictions of net sales, expenses or other financial items;

·	future operations, financial condition and prospects; and

·	our plans, objectives, strategies and expectations for the future.

Index

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

Index

Three months ended September 30:

	Three months ended September 30,		Increase (decrease)		Percent of revenue Three months ended September 30,
(in thousands)	2008	2007	Dollars	Percentage	2008	2007

Net sales
Publications	$46,911	$43,426	$3,485	8.0%	54.1%	50.9%
Specialty catalogs	22,899	25,553	(2,654)	(10.4%)	26.4%	29.9%
Books	17,088	16,415	673	4.1%	19.7%	19.2%
Intersegment sales elimination	(130)	(38)	(92)	nm	(0.2%)	-
Total net sales	$86,768	$85,356	$1,412	1.7%	100.0%	100.0%

Cost of sales	69,784	68,246	1,538	2.3%	80.4%	80.0%

Gross profit	$16,984	$17,110	$(126)	(0.7%)	19.6%	20.0%

Selling and administrative expenses	$10,136	$10,319	$(183)	(1.8%)	11.7%	12.1%
(Gain) loss on sale of fixed assets	(19)	(57)	38	nm	-	-
Restructuring costs	-	22	(22)	nm	-	-
Related party guaranty	3,550	-	3,550	nm	4.1%	-
Amortization of intangibles	424	467	(43)	(9.2%)	0.4%	0.5%
Total operating expenses	$14,091	$10,751	$3,340	31.1%	16.2%	12.6%

Operating income
Publications	$4,509	$4,189	$320	7.6%	9.6%	9.6%
Specialty catalogs	330	1,077	(747)	(69.4%)	1.4%	4.2%
Books	1,893	1,686	207	12.3%	11.1%	10.3%
Corporate expenses	(3,839)	(593)	(3,246)	nm	N/A	N/A
Total operating income	$2,893	$6,359	$(3,466)	(54.5%)	3.4%	7.4%

Other (income) expense
Interest expense	$4,593	$4,635	$(43)	(0.9%)	5.3%	5.4%
Interest income	(35)	(126)	92	73.0%	-	(0.1%)
Other, net	269	(2)	271	nm	0.3%	-
Total other expense	$4,827	$4,507	$320	7.1%	5.6%	5.3%

(Loss) income before income taxes	(1,934)	1,852	(3,786)	nm	(2.2%)	2.1%

Income tax (benefit) provision	(1,851)	554	(2,405)	nm	(2.1%)	0.6%

Net (loss) income	$(83)	$1,298	$(1,381)	nm	(0.1%)	1.5%
_________________
nm - not meaningful

Commentary:

Total net sales for the third quarter of 2008 increased $1.4 million or 1.7% versus the third quarter of 2007. Net sales for the Publications segment increased $3.5 million or 8.0% compared to the same period a year ago due mainly to increases in shipping and paper costs which were passed on to our customers as well as additional volume from new and existing customers. Net sales for the Specialty Catalogs segment decreased $2.7 million or 10.4% compared with the same period a year ago primarily because the largest customer began supplying their paper in 2008 instead of purchasing it through us, coupled with reductions in sales volume with other customers, partially offset by higher paper costs which were passed on to our customers. Net sales for the Books segment increased $0.7 million or 4.1% in the third quarter due primarily to the impact of increases in paper prices, which were passed on to our customers.

Gross profit for the third quarter of 2008 decreased by $0.1 million or 0.7% compared to the third quarter of 2007. Gross margin of 19.6% of net sales for the third quarter of 2008 reflected a 0.4 margin point decrease versus the third quarter of 2007. The gross profit and margin decreases were attributable primarily to higher costs for healthcare, energy, repairs, equipment leases and depreciation in the Publications and Specialty Catalogs segments. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper, and increased sales volume.

We recorded $3.6 million of costs during the third quarter of 2008 to satisfy certain obligations of an affiliate of our parent company, GPN Asia. As disclosed in prior periods, we guaranteed the obligations of GPN Asia related to a lease agreement, up to a maximum of $4.0 million, and established a $0.3 million letter of credit to secure a working capital facility for GPN Asia. In August 2008, GPN Asia began the process of shutting down operations. In connection with this shutdown, we expect to satisfy obligations under the lease agreement and letter of credit. Based on current estimates, we expect our total expenditures to be approximately $3.6 million. Of this amount, approximately $3.0 million was included in accrued expenses as of September 30, 2008. To date we have made cash payments of approximately $0.6 million and we anticipate that the remaining cash payments will be made during the fourth quarter of 2008.

Index

Total operating income of $2.9 million for the third quarter of 2008 represented a $3.5 million decrease as compared to operating income of $6.4 million for the third quarter of 2007. This decrease was due primarily to $3.6 million of costs incurred to settle the guaranty obligations in connection with the shutdown of GPN Asia. Operating income of $4.5 million for the Publications segment for the third quarter of 2008 represented a modest increase as compared to $4.2 million for the same period in 2007 due primarily to increases in sales, which more than offset cost increases. Operating income for the Specialty Catalogs segment for the third quarter of 2008 decreased $0.8 million as compared to the same period in 2007 due primarily to lower sales volume and higher costs for energy, materials and depreciation. Operating income of $1.9 million for the Books segment for the third quarter of 2008 represented a modest increase as compared to operating income of $1.7 million for the same period in 2007 as increases in sales and recyclable revenue more than offset material cost and depreciation expense increases.

The increase in other expense of $0.3 million for the third quarter of 2008 as compared to the same period last year was due primarily to decreases in the market value of investments held in the deferred compensation plan during the third quarter of 2008.

Loss before income taxes of $1.9 million for the third quarter of 2008 represented a $3.8 million decrease as compared to the same period last year. The decrease was due primarily to the costs incurred to settle the guaranty obligations in connection with the shutdown of GPN Asia. Other factors included cost increases in energy, healthcare, materials and repairs expense coupled with decreases in the market value of investments held in the deferred compensation plan, partially offset by higher recyclable revenue and sales increases.

Our effective income tax rate was 95.7% and 29.9% for the third quarter of 2008 and 2007, respectively. The significant increase in the effective income tax rate is due to the impact of the permanent differences in relation to the projected income before tax for the year ended December 31, 2008. The significant permanent differences relate primarily to the increase in uncertain tax positions, including penalties and interest.

Net loss of $0.1 million for the third quarter of 2008 represented a $1.4 million decrease as compared to net income of $1.3 million for the third quarter of 2007 due to the factors mentioned previously.

Index

Nine months ended September 30:

	Nine months ended September 30,		Increase (decrease)		Percent of revenue Nine months ended September 30,
(in thousands)	2008	2007	Dollars	Percentage	2008	2007

Net sales
Publications	$141,176	$134,178	$6,998	5.2%	53.9%	52.9%
Specialty catalogs	72,054	73,964	(1,910)	(2.6%)	27.5%	29.1%
Books	48,839	45,665	3,174	7.0%	18.6%	18.0%
Intersegment sales elimination	(187)	(84)	(103)	nm	-	-
Total net sales	$261,882	$253,723	$8,159	3.2%	100.0%	100.0%

Cost of sales	211,865	202,666	9,199	4.5%	80.9%	79.9%

Gross profit	$50,017	$51,057	$(1,040)	(2.0%)	19.1%	20.1%

Selling and administrative expenses	$31,423	$30,750	$673	2.2%	12.0%	12.1%
Loss on sale of fixed assets	142	(41)	183	nm	0.1%	-
Restructuring costs	-	89	(89)	nm	-	-
Related party guaranty	3,550	-	3,550	nm	1.3%	-
Amortization of intangibles	1,293	1,412	(119)	(8.4%)	0.5%	0.6%
Total operating expenses	$36,408	$32,210	$4,198	13.0%	13.9%	12.7%

Operating income
Publications	$13,393	$14,677	$(1,284)	(8.7%)	9.5%	10.9%
Specialty catalogs	435	1,974	(1,539)	(78.0%)	0.6%	2.7%
Books	4,521	4,240	281	6.6%	9.3%	9.3%
Corporate expenses	(4,740)	(2,044)	(2,696)	(131.9%)	N/A	N/A
Total operating income	$13,609	$18,847	$(5,238)	(27.8%)	5.2%	7.4%

Other (income) expense
Interest expense	$13,824	$13,949	$(125)	(0.9%)	5.3%	5.5%
Interest income	(165)	(294)	129	(43.9%)	(0.1%)	(0.1%)
Other, net	680	(243)	923	nm	0.3%	(0.1%)
Total other expense	$14,339	$13,412	$927	6.9%	5.5%	5.3%

(Loss) income before income taxes	(730)	5,435	(6,165)	nm	(0.3%)	2.1%

Income tax (benefit) provision	(1,317)	2,253	(3,570)	nm	(0.5%)	0.9%

Net income	$587	$3,182	$(2,595)	(81.6%)	0.2%	1.2%
________________
nm - not meaningful

Commentary:

Total net sales for the first nine months of 2008 increased by $8.2 million or 3.2% versus the first nine months of 2007, due primarily to cost increases for shipping and paper which were passed on to our customers in the first nine months of 2008 and new work awarded to us by new and existing customers. Net sales for the Publications segment increased $7.0 million or 5.2% compared to the same period a year ago due mainly to increases in shipping and paper costs which were passed on to our customers as well as new journal work awarded to us. Net sales for the Specialty Catalogs segment decreased $1.9 million or 2.6% compared with the same period a year ago primarily because the largest customer began supplying their own paper in 2008 instead of purchasing it through us, partially offset by higher shipping and paper costs which were passed on to our customers. Net sales for the Books segment increased $3.2 million or 7.0% for the first nine months of 2008 due primarily to new work awarded to us by existing customers and the impact of increases in paper costs, which were passed on to our customers.

Gross profit for the first nine months of 2008 decreased by $1.0 million or 2.0% compared to the first nine months of 2007. Gross margin of 19.1% of net sales for the first nine months of 2008 reflected a 1.0 margin point decrease versus the first nine months of 2007. The gross profit and margin decreases were attributable primarily to a $0.9 million increase in start-up costs incurred in establishing a new product offering in the Publications segment coupled with higher costs for healthcare, energy, repairs, equipment leases and depreciation. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper, and increased sales volume.

Index

We recorded $3.6 million of costs during the third quarter of 2008 to satisfy certain obligations of an affiliate of our parent company, GPN Asia. As disclosed in prior periods, we guaranteed the obligations of GPN Asia related to a lease agreement, up to a maximum of $4.0 million, and established a $0.3 million letter of credit to secure a working capital facility for GPN Asia. In August 2008, GPN Asia began the process of shutting down operations. In connection with this shutdown, we expect to satisfy obligations under the lease agreement and letter of credit. Based on current estimates, we expect our total expenditures to be approximately $3.6 million. Of this amount, approximately $3.0 million was included in accrued expenses as of September 30, 2008. To date we have made cash payments of approximately $0.6 million and we anticipate that the remaining cash payments will be made during the fourth quarter of 2008.

Total operating income of $13.6 million for the nine months of 2008 represented a $5.2 million decrease as compared to operating income of $18.8 million for the first nine months of 2007. This decrease was due primarily to $3.6 million of costs incurred to settle the guaranty obligations in connection with the shutdown of GPN Asia, a $1.4 million increase in start-up costs incurred in establishing a new product offering in the Publications segment, a loss sustained on the disposal of equipment and higher costs for healthcare, energy, equipment leases, depreciation and repairs, partially offset by higher recyclable revenue and sales increases. Operating income of $13.4 million for the Publications segment for the first nine months of 2008 represented a $1.3 million decrease as compared to operating income of $14.7 million for the same period in 2007 due primarily to an increase of $1.4 million in start-up costs incurred in establishing a new product offering in the short-run digital printing market and cost increases in healthcare, energy, repairs and equipment leases, partially offset by higher recyclable revenue and sales increases. Operating income of $0.4 million for the Specialty Catalogs segment for the first nine months of 2008 represented a $1.5 million decrease as compared to operating income of $1.9 million for the same period last year due primarily to increased costs for labor, healthcare, energy and depreciation, partially offset by higher recyclable revenue. Operating income of $4.5 million for the Books segment for the first nine months of 2008 represented a $0.3 million increase as compared to operating income of $4.2 million for the same period last year as higher recyclable revenue was partially offset by cost increases in other materials.

The increase in other expense of $0.9 million for the first nine months of 2008 as compared to the same period last year was due primarily to decreases in the market value of investments held in the deferred compensation plan during the first nine months of 2008.

Loss before income taxes of $0.7 million for the first nine months of 2008 represented a $6.2 million decrease as compared to the same period last year. The decrease was due primarily to the costs incurred to settle the guaranty obligations in connection with the shutdown of GPN Asia, the start-up costs incurred in establishing a new product offering in the Publications segment, higher healthcare and energy costs and decreases in the market value of investments held in the deferred compensation plan, partially offset by higher recyclable revenue and increases in sales volume.

Our effective income tax rate was 180.4% and 41.5% for the first nine months of 2008 and 2007, respectively. The significant increase in the effective income tax rate is due to the impact of the permanent differences in relation to the projected income before tax for the year ended December 31, 2008. The significant permanent differences relate primarily to the increase in uncertain tax positions, including penalties and interest.

Net income of $0.6 million for the first nine months of 2008 represented a $2.6 million decrease as compared to net income of $3.2 million for the first nine months of 2007 due to the factors mentioned previously.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $3.4 million for the first nine months of 2008 compared to $9.3 million for the first nine months of 2007. This $5.9 million decline was the result of the $2.6 million decrease in net income and a $5.1 million decrease caused by working capital changes. The working capital changes included:

•
a smaller increase in accounts receivable levels in the first nine months of 2008 as compared to the first nine months of 2007 and the end of 2007 due primarily to the improved timing of customer receipts;

•
inventory levels at the end of the third quarter of 2008 were higher than the third quarter of 2007 and the end of 2007 due primarily to a strategic decision in our Specialty Catalogs segment to temporarily increase paper supplies coupled with increases in the cost of paper, whereas inventory levels decreased during the first nine months of 2007;

•	the timing of prepaid expense and income tax payments during the first nine months of 2008 as compared to the same period in 2007 and the end of 2007;
•	the timing of vendor payments during the first nine months of 2008 as compared to the same period in 2007 and the end of 2007;

Index

•	the accrual established to satisfy the guaranty costs in connection with the shutdown of GPN Asia, of which $3.0 million had no impact on cash flows.

These decreases were partially offset by an increase in non-cash charges of $1.8 million.

We had cash of $9.5 million as of September 30, 2008 compared to $20.5 million as of December 31, 2007. For the nine months ended September 30, 2008, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Investing Activities

Net cash used in investing activities was $14.4 million for the first nine months of 2008 compared to $10.7 million for the first nine months of 2007. This $3.7 million increase in cash used was primarily the result of higher capital spending, coupled with an increase in advances paid to affiliates in the first nine months of 2008 as compared to the same period last year.

Financing Activities

Cash provided by financing activities was minimal for the first nine months of 2008 compared to none for the first nine months of 2007.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to  purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes,  through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We estimate that our capital expenditures for the remainder of 2008 will total about $5.4 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of September 30, 2008, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

The terms of our working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re–borrow such advances until the May 2009 maturity date. As of September 30, 2008, we had unused amounts available of $28.3 million and had $1.7 million in outstanding letters of credit. The outstanding letters of credit included $0.3 million to secure a working capital facility for an affiliate of our parent company, TSG Holdings Corp. The letter of credit to secure the working capital facility for the TSG Holdings Corp. affiliate was canceled on October 15, 2008, as a result of the shutdown of GPN Asia (see Note 2).

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends. On May 12, 2008, we and the lenders amended the terms of the working capital facility. The amendment permits us to expend up to $15.0 million to repurchase 2003 Notes or 2004 Notes. The working capital facility also requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $36.0 million. For the twelve months ended September 30, 2008, our interest coverage ratio was 2.55 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $43.7 million. In addition, our working capital facility prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform  our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the nine month periods ended September 30, 2008 and 2007 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended September 30, 2008 includes the amounts presented in the following table as well as the amounts from the fourth quarter of 2007.

	Nine Months Ended September 30,
	2008	2007

Net cash provided by operating activities	$3,379	$9,313

Accounts receivable	1,141	7,659
Inventories	1,273	(1,457)
Other current assets	4,269	(487)
Other assets	(1,139)	(644)
Accounts payable	3,658	(3,795)
Accrued expenses	(1,012)	3,229
Accrued interest	4,229	3,466
Other liabilities	568	(84)
Provision for doubtful accounts	(97)	(24)
Deferred income tax (provision) benefit	(823)	430
Provision for inventory realizability and LIFO value	(17)	(35)
(Loss) gain on disposition of fixed assets, net	(142)	41
Income tax (benefit) provision	(1,317)	2,253
Cash interest expense	12,828	12,845
Management fees	558	670
Non cash adjustments:
Decrease in market value of investments	226	25
Amortization of prepaid lease costs	68	63
Loss on disposition of fixed assets	227	103
Related party guaranty	3,550	-
Restructuring costs	-	89

Working Capital Facility EBITDA	$31,427	$33,660

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

Contractual Obligations

The following table summarizes the Company’s future minimum non—cancellable contractual obligations as of September 30, 2008:

Index

	Remaining Payments Due by Period
	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
(in thousands)

Long term debt, including interest (1)	$215,738	$-	$33,825	$181,913	$-
Operating leases	9,846	1,242	6,532	2,060	12
Purchase obligations (2)	11,486	6,757	4,508	221	-
Other long-term obligations (3)	724	65	344	302	13

Total (4)	$237,794	$8,064	$45,209	$184,496	$25

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

(4)
We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. At September 30, 2008, we have recognized approximately $2.1 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three and nine months ended September 30, 2008 and 2007 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not impact our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We did not have any borrowings under our working capital facility during the first nine months of 2008. All of our other debt carries fixed interest rates.

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

Index

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings

From time to time, we are party to various legal actions in the ordinary course of our business. In our opinion, these matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.  Shown below are additional risk factors that we have recently identified that could adversely affect our business, our operating results and our financial condition.

The current credit crisis could have a negative impact on our major customers and vendors which in turn could adversely affect our operating results and liquidity.

The current credit crisis is having a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our revolving credit facility will provide us with sufficient liquidity through the current credit crisis, the impact of this crisis on our major customers and vendors cannot be predicted and may be quite severe. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity. The inability of major vendors to provide our raw materials and supplies could impair our ability to meet the delivery date requirements of our customers.

Decisions of global customers regarding production sourcing could adversely affect our operating results.

We service some of the same global customers that are serviced by foreign affiliates of our parent company, TSG Holdings Corp. As a result of execution problems associated with the new product offering in the short-run digital printing market and related business issues experienced by these affiliates, our business could be adversely impacted by global production sourcing decisions made by our common customers.

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

Date:      November 14, 2008