Form 10-K
period 2008-12-31
SHERIDAN GROUP INC
filed 2009-03-31
CIK 1056035

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

There was 1 share of the Registrant’s Common Stock outstanding as of March 30, 2009.

THE SHERIDAN GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008
INDEX

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements.” Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

•	our liquidity and capital resources, including our ability to refinance our debt;

•	competitive pressures and trends in the printing industry;

•	prevailing interest rates;

•	legal proceedings and regulatory matters;

•	general economic conditions;

•	predictions of net sales, expenses or other financial items;

•	future operations, financial condition and prospects; and

•	our plans, objectives, strategies and expectations for the future.

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

Overview

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We believe that we enjoy strong and long-standing relationships with our customers, which include publishers, catalog merchants, associations and university presses.  We provide a wide range of printing services and value-added support services, such as digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation, distribution and back issue fulfillment.  We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company. We operate in three business segments:  Publications, Specialty Catalogs and Books.  For the year ended December 31, 2008, we generated net sales of $348.0 million, operating income of $12.8 million and a net loss of $5.9 million.  As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

History

We trace our roots back to The Sheridan Press, the predecessor of which was founded in 1915. We entered the short-run journal market in 1980, targeting the printing of scientific, technical, medical and scholarly journals for publishers. The Sheridan Group, Inc. was formed in 1988 to complete the acquisition of Braun-Brumfield, Inc., a short-run book printer located in Michigan. In 1994, we entered the specialty magazine market with the acquisition of United Litho, Inc., a printer of specialty magazines serving the Washington, D.C. metro area. In conjunction with our recapitalization in 1998, we acquired Dartmouth Printing Company, a specialty magazine printer in New Hampshire, and Capital City Press, a journal printer in Vermont. In 1999, we acquired BookCrafters, Inc., a short-run book printer in Chelsea, Michigan and consolidated it with Braun-Brumfield to form Sheridan Books, Inc. In 2004, we acquired The Dingley Press (the “Dingley Acquisition”), a specialty catalog printer in Maine. During the first quarter of 2006, we shut down the operations of Capital City Press and consolidated the production of short-run journals at The Sheridan Press. Currently, we are comprised of six specialty printing companies operating in the domestic scientific, technical, medical and scholarly journal, specialty catalog, short-run book, specialty magazine and article reprints markets: The Sheridan Press in Pennsylvania; Sheridan Books in Michigan; Dartmouth Printing Company in New Hampshire; Dartmouth Journal Services in Vermont; United Litho in Virginia; and The Dingley Press in Maine.

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

Value-Added Support Services

In addition to providing printing services to our customers, we offer a full range of value-added support services.  While sales of these services constitute a relatively small percentage of total revenues, they are critical to meeting the customer’s needs.  These services are highly customized for each customer’s specifications and logistics requirements.  Examples of the value-added support services we provide are digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation, distribution and back issue fulfillment.

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

The following table presents the percentage of net sales contributed by each segment during the past three fiscal years.

Net sales %	2008	2007	2006
Publications	54	53	53
Specialty Catalogs	27	29	29
Books	19	18	18
Total	100	100	100

Additional financial information about our segments is set forth in Note 16 to our consolidated financial statements set forth in Part II, Item 8 of this report.

Publications

The Publications segment provides products and services for journals and specialty magazines to publishers, university presses and associations.

Journals

The journal market includes journals for the scientific, technical, medical and scholarly communities. We compete in both the short-run and medium-run portions of the journal market.  We define short-run journals as journals produced on sheet-fed and digital presses with typical production runs of less than 5,000. We consider medium-run journals to be journals with production runs between 5,000 and 100,000 copies. Medium-run journals are typically produced on web presses due to economies of scale versus sheet-fed presses. Publishers, associations and university presses comprise the customers in the journals market.  In 2008, we printed over 2,400 journal titles.

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

Index

Specialty Magazines

We characterize specialty magazines as magazines having production runs of less than 100,000 copies. Our customers in this market are publishers and associations. Specialty magazines also have a high level of repeat business due to the periodic nature of the publications. This is largely a regional market defined by proximity to the customer. In 2008, we printed over 400 magazine titles.

We produce short-run magazines with average run lengths of 27,000 copies.  The majority of these magazines are printed in four-color.  The magazines are bound using the saddle-stitching and perfect binding techniques. The magazines are produced in frequencies that range from weekly to annually. These magazines are produced on web presses.  Although specialty magazine customers do not require composition services, they do demand high levels of customer service focused on distribution and mailing services, where managing the customer’s subscriber database is critical to customer satisfaction.

Specialty Catalogs

We entered the specialty catalog segment in 2004 with our purchase of The Dingley Press.  We characterize Specialty Catalogs as catalogs distributed by specialty catalog merchant companies, which are often smaller entrepreneurial firms with high service requirements. We produce catalogs with run lengths between 50,000 and 8,500,000 copies, most of which are printed in four-color and are bound using the saddle stitching technique. Multiple versions of each catalog are distributed during the year requiring high levels of customer service and extensive distribution services.  In 2008, we printed over 140 catalog titles.

Books

We print books for publishers, associations and university presses. Sales to this market include both the initial printing of titles and subsequent reprints.  In 2008, we printed more than 10,200 book titles.

We produce books in run lengths that average 2,100 copies and range from 100 to 10,000 copies.  The majority of these books are black and white.  Books are produced on both sheet-fed and web presses.  About 52% of our books have soft covers (perfect bound) and about 48% have hard covers (case bound).

Competition

The printing industry in the United States is fragmented and highly competitive in most product categories and geographic regions. We compete in sub segments of the overall printing market.  Competition is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology.  Competitive price pressure continues to be strong in the product segments in which we compete.

Customers

We benefit from a highly diversified customer base. The majority of our business comes from publishers, followed by catalog merchants, associations and university presses.  The average length of our relationship with our top 50 customers is approximately 17 years. During 2008, we had no customer that accounted for more than 10% of our net sales. In 2007, Dr. Leonard’s Healthcare Corp. (“Dr. Leonard’s”) accounted for about 10.7% of our net sales, which are included in the Specialty Catalogs segment. The loss of this or any other large customer could cause our net sales and profitability to decline materially.

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

Index

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

Employees

We have about 1,850 employees as of December 31, 2008. We focus heavily on fostering enthusiastic and positive cultures at each of our locations, evidenced by the fact that we have been recognized with numerous “Best Workplace in America” awards presented by Printing Industries of America. In addition, we closely monitor our employees’ level of job satisfaction with comprehensive surveys on a regular basis. Management believes our compensation and benefits packages are competitive within the industry and local markets.

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

We have a significant amount of indebtedness.  On December 31, 2008, we had total indebtedness of approximately $164.9 million.

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

Index

Working Capital Facility Maturing—Although we anticipate that we will be able to refinance our working capital facility prior to its termination on May 25, 2009, there can be no assurance that we will be able to do so.

Our working capital facility presently terminates on May 25, 2009. As of December 31, 2008 we had no borrowings outstanding under our working capital facility, although we borrowed under the facility from time to time in the past. We recently executed a non-binding term sheet with one of the lenders under our current working capital facility for a new working capital facility on terms that are similar to our current facility. The proposed lender is in the process of conducting due diligence. We anticipate that we will be able to replace the current facility prior to its termination, but there can be no assurances that we will be able to do so on the terms outlined in the term sheet or at all. If we are not able to successfully negotiate a new working capital facility it could adversely impact our ability to fund our liquidity needs.

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

The printing industry is extremely competitive. We compete with numerous companies, some of which have greater financial resources than we do. Two of our direct competitors have been acquired by larger printing companies, which could enable them to reduce operating costs and expand services, thus enhancing their competitiveness. We compete on the basis of ongoing customer service, quality of finished products, range of services offered, distribution capabilities, use of state of the art technology and price. We cannot assure you that we will be able to compete successfully with respect to any of these factors. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such regions. Our failure to compete successfully could cause us to lose existing business or opportunities to generate new business and could result in decreased profitability, adversely affecting our business.

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

During 2008 we did not derive more than 10% of our net sales from any single customer. However, we derived a significant portion of our net sales from our ten largest customers. In the future, an increase in business from a large customer could result in net sales to that customer comprising more than 10% of out total net sales. We cannot assure you that our large customers will continue to use our printing services. The loss of any of our large customers would cause our net sales and profitability to decline materially.

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

Index

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

Fluctuations in the markets for paper and raw materials could adversely impact the market for our recycled materials, such as paper, cardboard and used plates.  This could have a negative effect on the income we generate from such sales.

Economic Conditions - Current and future economic conditions could adversely affect our business and financial performance.

Our operating results and performance are impacted by general economic conditions, both domestic and abroad. Worldwide economic problems became more pronounced in the fourth quarter of 2008 resulting in a decrease in demand for our products. The current global economic downturn and credit crisis may continue to negatively and materially affect demand for our products and services and our financial performance. Examples of how our business and financial performance may continue to be adversely affected by current and future economic conditions include:

•	increased price competition resulting in lower sales, profitability and cash flow;

•	deterioration in the financial condition of our customers resulting in reduced orders, an inability to collect receivables, payment delays or customer bankruptcy;

•	increased risk of insolvency of financial institutions, which may limit our liquidity in the future or adversely affect our ability to use or refinance our working capital facility;

•
increased turmoil in the financial markets may limit our ability and the ability of our customers and suppliers to access the capital markets or require limitations or terms and conditions for such access that are more restrictive and costly than in the past; and

•	declines in our businesses could result in material charges for restructuring or asset impairments.

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

Index

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

In our journal business, we provide printing services primarily to scientific, technical, medical and other scholarly journals. The supply of research papers published in these journals is related to the amount of research funding provided by the federal government and private companies. In the future, the federal government or private companies could decrease the type and amount of funding that they provide for scientific, technical, medical and other scholarly research. A significant decrease in research funding might decrease the number or length of journals that we print for our customers, which would decrease our cash flow. A reduction in the investment value of university endowments in the current economic environment could also result in less demand by university libraries for printed journals.

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

Our future performance will depend on our ability to integrate the businesses that we may acquire. To integrate newly acquired businesses we must integrate manufacturing facilities and extend our financial and management controls and operating, administrative and information systems in a timely manner and on satisfactory terms and conditions. This may be more difficult with respect to significant acquisitions. We may not be able to successfully integrate acquired businesses or realize projected cost savings and synergies in connection with those acquisitions on the timetable contemplated or at all.

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

Index

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

As a result of their stock ownership of TSG Holdings Corp., our parent, Bruckmann, Rosser, Sherrill & Co., L.L.C. (“BRS”), Jefferies Capital Partners (“JCP”) and their respective affiliates together beneficially own about 84.6% of TSG Holdings Corp.’s outstanding capital stock. By virtue of their stock ownership and the terms of the securities holders agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of BRS and JCP as equity owners of TSG Holdings Corp. may differ from the interests of our noteholders and the lenders under our working capital facility, and, as such, BRS and JCP may take actions which may not be in the interest of such noteholders and lenders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of our noteholders and the lenders under our working capital facility. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders and the lenders under our working capital facility.

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

Location	Function(s)	Ownership Structure		Total Size (Sq. Feet)
Hunt Valley, MD	Corporate Headquarters	Leased		6,366
Hanover, PA	Manufacturing (Publications)	Owned	(1)	172,250
Chelsea, MI	Manufacturing (Books)	Owned	(1)	160,569
Hanover, NH	Manufacturing (Publications)	Owned	(1)	147,830
Ashburn, VA	Manufacturing (Publications)	Owned	(1)	70,159
Lisbon, ME	Manufacturing (Specialty catalogs)	Owned	(1)	276,787
Ann Arbor, MI	Manufacturing and Distribution (Books)	Owned	(1)	124,726
Hanover, PA	Warehousing (Publications)	Leased		70,000
Orford, NH	Warehousing (Publications)	Leased		4,330
Waterbury, VT	Publication Services (Publications)	Leased		13,309
Sterling, VA	Warehousing (Publications)	Leased		6,304
Lewiston, ME	Warehousing (Specialty catalogs)	Leased		97,606
Lisbon, ME	Warehousing (Specialty catalogs)	Leased		3,200
		Total		1,153,436
______________________
(1)     Subject to liens in favor of the holders of our outstanding senior secured notes and the lenders under our working capital facility.

Index

Some of our office and warehouse leases are on yearly renewals.  The lease of our corporate headquarters expires in December 2011, subject to a renewal option.  We believe that our office, manufacturing and warehousing facilities are adequate for our immediate needs and that additional or substitute space is available at a reasonable cost if needed to accommodate future growth and expansion.  In addition to the properties listed above, we occasionally lease space for single offices for our sales representatives.

We are continuing our efforts to sell the Ann Arbor, Michigan book facility. We may consolidate this facility with our Chelsea, Michigan operation, pending a firm offer from a third party at an acceptable price.

ITEM 3.	LEGAL PROCEEDINGS

We currently are involved in various litigation proceedings as a defendant and are from time to time involved in routine litigation. Accruals for litigation have not been provided because information available at this time does not indicate that it is probable that a liability has been incurred. In the opinion of our management, these matters are not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are wholly-owned by TSG Holdings Corp, a privately owned corporation. There is no public trading market for our equity securities or for those of TSG Holdings Corp. As of March 30, 2009, there were 33 holders of TSG Holdings Corp. common stock.

Our working capital facility contains customary restrictions on our ability and the ability of certain of our subsidiaries to declare or pay any dividends or repurchase stock. The indenture governing our 10.25% Senior Secured Notes due 2011 also contains customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends or repurchase stock. For further information related to the payment of dividends, see the discussion contained in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  Information with respect to shares of common stock that may be issued under our equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands)	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Statement of Income Data:

Net sales	$348,027	$344,240	$337,540	$347,959	$287,513
Gross profit	66,647	70,050	65,376	64,456	60,782
Selling and administrative expenses	42,175	41,746	40,339	39,594	37,404
Operating income	12,757	26,308	5,489	21,897	21,456
Net (loss) income	(5,872)	4,847	(8,343)	1,180	2,330

Balance Sheet Data (at end of period):

Cash and cash equivalents	$16,397	$20,517	$7,800	$7,962	$4,975
Property, plant and equipment, net	127,064	126,709	129,666	119,220	115,253
Total assets	285,097	298,968	291,567	300,721	299,139
Total debt	164,946	164,930	164,915	164,904	164,894
Total stockholder's equity	44,882	50,845	46,688	54,996	54,065

Other Financial Data:

Depreciation and amortization	$18,400	$17,834	$18,991	$17,072	$14,593
Capital expenditures	17,597	15,158	26,296	21,282	21,827

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We provide a wide range of printing services and value-added support services, such as digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation, distribution and back issue fulfillment. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company.

Acquisition transactions

On August 21, 2003, TSG Holdings Corp (“Holdings” or our “Parent”) purchased 100% of the outstanding capital stock of The Sheridan Group, Inc. from its existing stockholders (the “Sheridan Acquisition”) for total cash consideration of $142.0 million less net debt (as defined in the stock purchase agreement), resulting in cash of $79.9 million being paid to the selling stockholders. The accounting purchase price was $186.6 million, which was comprised of the $79.9 million of cash paid to the selling stockholders, $51.4 million of assumed liabilities and $55.3 million of refinanced debt. We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $105.0 million aggregate principal amount of our 10.25% Senior Secured Notes due 2011 (the “2003 Notes”) and equity investments in Holdings.

On May 25, 2004, The Sheridan Group, Inc., through a newly formed subsidiary, purchased substantially all of the assets and business of The Dingley Press (the “Dingley Acquisition”).  The accounting purchase price was $95.4 million, which was comprised of cash paid of $65.5 million, $26.0 million of assumed liabilities and $3.9 million of financing costs. We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $60.0 million aggregate principal amount of our 10.25% Senior Secured Notes due 2011 (the “2004 Notes”), available cash and equity investments in Holdings. The 2003 Notes and the 2004 Notes are fully and unconditionally guaranteed on a joint and several bases by all of our subsidiaries.

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

We recorded $0.1 million of restructuring costs during 2007. We recorded $2.7 million of restructuring costs during 2006, related primarily to guaranteed severance payments of $1.5 million, employee health benefits of $0.7 million and other one-time costs of $0.5 million. There were no restructuring liabilities outstanding as of December 31, 2008 or December 31, 2007.

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

On an annual basis or as circumstances dictate, we review goodwill and evaluate events or other developments that may indicate impairment in the carrying amount. As of December 31, 2008, we tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was to screen for potential impairment, while the second step measured the amount of the impairment, if any.  This assessment indicated that goodwill related to our United Litho reporting unit, a component of the Publications segment, was fully impaired resulting in a write-down of goodwill totaling $3.4 million which was recorded during the fourth quarter of 2008. We performed the required impairment tests of goodwill to identify whether impairment existed on December 31, 2007. No impairments were noted as a result of these tests. We performed the required impairment tests of goodwill to identify whether impairment existed under this statement on December 31, 2006. This assessment indicated that goodwill related to the Dingley Acquisition was impaired resulting in a write-down of goodwill totaling $12.8 million which was recorded during the fourth quarter of 2006. At December 31, 2008, we had $41.0 million in goodwill. While significant judgment is required, we believe that our estimates of fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for goodwill, which could materially affect the value of goodwill and our results of operations.

We review long-lived assets, consisting primarily of property, plant and equipment and identified intangibles subject to amortization, for impairment, pursuant to SFAS No. 144, by analyzing the future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the impairment analysis performed in 2008 for United Litho (a component of the Publications segment) and The Dingley Press (our Specialty Catalogs segment), we concluded that the carrying value of the customer relationship assets exceeded their fair value. Therefore, during the fourth quarter of 2008, we recorded an impairment charge of $2.0 million and $0.2 million for the customer relationship assets of United Litho and The Dingley Press, respectively.  We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2007 and 2006 pursuant to SFAS 144. While significant judgment is required, we believe that our estimates of future undiscounted cash flows are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values of long-lived assets, which could materially affect the value of long-lived assets and the results of operations.

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

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.4 million and penalties of $0.3 million as of December 31, 2008. Interest and penalties in the amount of $0.1 million were expensed during 2008 and 2007, respectively. Interest and penalties will continue to accrue on certain issues in 2009 and forward.

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

Results of Operations

The periods presented in this Form 10-K are reported on a comparable basis. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services, United Litho and Capital City Press. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We created the position of Group President, Publication Services, to manage our journal and magazine business. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies.

Index

The following tables set forth, for the periods indicated, information derived from our consolidated statements of income, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. These tables should be read in conjunction with the commentary that follows them.

Comparison of Years Ended December 31, 2008 and December 31, 2007

	Year ended December 31,		Increase (decrease)		Percent of revenue Year ended December 31,
(in thousands)	2008	2007	Dollars	Percentage	2008	2007

Net sales
Publications	$188,714	$182,906	$5,808	3.2%	54.2%	53.1%
Specialty catalogs	92,218	98,140	(5,922)	(6.0%)	26.5%	28.5%
Books	67,282	63,278	4,004	6.3%	19.3%	18.4%
Intersegment sales elimination	(187)	(84)	(103)	(122.6%)	-	-
Total net sales	348,027	344,240	3,787	1.1%	100.0%	100.0%

Cost of sales	281,380	274,190	7,190	2.6%	80.9%	79.7%

Gross profit	66,647	70,050	(3,403)	(4.9%)	19.1%	20.3%

Selling and administrative expenses	42,175	41,746	429	1.0%	12.1%	12.1%
Loss on disposition of fixed assets	1,223	4	1,219	nm	0.4%	-
Related party guaranty	3,000	-	3,000	nm	0.8%	-
Restructuring costs	137	115	22	19.1%	-	-
Amortization of intangibles	1,715	1,877	(162)	(8.6%)	0.5%	0.6%
Impairment charge	5,640	-	5,640	nm	1.6%	-
Total operating expenses	53,890	43,742	10,148	23.2%	15.4%	12.7%

Operating income
Publications	12,481	21,002	(8,521)	(40.6%)	6.6%	11.5%
Specialty catalogs	(426)	1,551	(1,977)	nm	(0.5%)	1.6%
Books	5,524	6,264	(740)	(11.8%)	8.2%	9.9%
Corporate expenses	(4,822)	(2,509)	(2,313)	(92.2%)	N/A	N/A
Total operating income	12,757	26,308	(13,551)	(51.5%)	3.7%	7.6%

Other (income) expense
Interest expense	18,399	18,577	(178)	(1.0%)	5.3%	5.4%
Interest income	(172)	(446)	274	61.4%	(0.1%)	(0.2%)
Other, net	1,269	(83)	1,352	nm	0.4%	-
Total other expense	19,496	18,048	1,448	8.0%	5.6%	5.2%

(Loss) income before income taxes	(6,739)	8,260	(14,999)	nm	(1.9%)	2.4%

Income tax (benefit) provision	(867)	3,413	(4,280)	nm	(0.2%)	1.0%

Net (loss) income	$(5,872)	$4,847	$(10,719)	nm	(1.7%)	1.4%
_______________
nm- not meaningful

Net sales were $348.0 million in 2008, a $3.8 million or 1.1% increase compared to net sales of $344.2 million for 2007, due primarily to cost increases for shipping and paper costs which were passed on to our customers during 2008. Net sales for the Publications segment increased $5.8 million or 3.2% compared to the same period a year ago due mainly to increases in shipping and paper costs which were passed on to our customers. Net sales for the Specialty Catalogs segment decreased $5.9 million or 6.0% compared with the same period a year ago primarily because the largest customer began supplying their own paper in 2008 instead of purchasing it through us, partially offset by higher shipping and paper costs which were passed on to our customers. Net sales for the Books segment increased $4.0 million or 6.3% compared with the same period last year due primarily to new work awarded to us by existing customers and the impact of increases in paper costs, which were passed on to our customers.

Gross profit for 2008 was $66.6 million, a $3.4 million or 4.9% decrease compared to gross profit of $70.0 million for 2007. Gross margin for 2008 decreased to 19.1% of net sales compared to 20.3% for 2007. The gross profit and margin decreases were attributable primarily to a $0.7 million increase in start-up costs incurred in establishing a new product offering in the Publications segment coupled with higher costs for healthcare, workers’ compensation claims, energy, materials and depreciation. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper, and increased sales volume.

Index

The loss on the disposition of fixed assets was $1.2 million during 2008 and was minimal during 2007. This loss was due primarily to the disposition of binding equipment acquired for our new product offering in the digital printing market that was replaced because it was not meeting our performance requirements.

We recorded $3.0 million of related party guaranty costs during 2008 to satisfy certain obligations of an affiliate of our parent company, GPN Asia. As disclosed in prior periods, we guaranteed the obligations of GPN Asia related to a lease agreement, up to a maximum of $4.0 million, and established a $0.3 million letter of credit to secure a working capital facility for GPN Asia. In August 2008, GPN Asia began the process of shutting down operations. In connection with this shutdown, we satisfied obligations under the lease agreement and letter of credit. Based on current estimates, we expect our total expenditures to be approximately $3.0 million. Of this amount, approximately $0.4 million was included in accrued expenses as of December 31, 2008. We anticipate that the remaining cash payments will be made during 2009.

We evaluate possible impairment of goodwill and other intangibles on an annual basis at the reporting unit level. We also evaluate possible impairment of other intangible assets whenever circumstances indicate that the carrying value of the assets may not be recoverable. As a result of our impairment tests, we concluded that the carrying value of goodwill at United Litho and the customer relationship assets at United Litho and The Dingley Press exceeded their fair value. This resulted in a non-cash impairment charge of $5.6 million during the fourth quarter of 2008. In connection with our annual assessment of goodwill and other intangibles in 2007, we concluded that there were no indications of impairment.

Operating income of $12.8 million in 2008 represented a $13.6 million or 51.5% decrease compared to operating income of $26.3 million in 2007. This decrease was due principally to a $1.8 million increase in start-up costs incurred in establishing a new product offering in the Publications segment, the related party guaranty, the loss on the disposition of fixed assets, the impairment charge for goodwill and other intangibles, an increase in claims for employee healthcare and workers’ compensation benefits, and higher costs for energy, materials and depreciation. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper, and increased sales volume. The operating income of $12.5 million for the Publications segment in 2008 was $8.5 million lower than the operating income for the same period in 2007 primarily due to the impairment of goodwill and other intangibles at United Litho along with an increase of $1.8 million in start-up costs incurred in establishing a new product offering in the short-run digital printing market, the loss on disposition of fixed assets and an increase in claims for employee healthcare and workers’ compensation benefits and higher costs for energy, repairs, supplies and equipment leases. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper. The operating loss was $0.4 million for the Specialty Catalogs segment in 2008 and represented a $2.0 million decrease as compared to the same period last year. This decrease was primarily due to the impairment of intangible assets, an increase in claims for employee healthcare and higher costs for outside services, energy and depreciation partially offset by higher recyclable revenue. Operating income of $5.5 million for the Books segment in 2008 represented a $0.7 million decrease as compared to 2007. The decrease was due primarily to an increase in claims for employee healthcare and workers’ compensation benefits and higher costs for materials and depreciation. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper, and increased sales volume. We had an operating loss of $4.8 million in 2008 related to our corporate expenses which represented a $2.3 million decrease as compared to the same period last year. This decrease was due primarily to the related party guaranty costs recorded in 2008 partially offset by lower costs related to management performance incentive payments.

The increase in other expense of $1.4 million during 2008 as compared to the same period last year was due primarily to decreases in the market value of investments held in the deferred compensation plan during 2008.

Loss before income taxes for 2008 was $6.7 million, a $15.0 million decrease as compared to income before income taxes of $8.3 million for 2007. The decrease was due primarily to the impairment of goodwill and other intangibles, the costs incurred to settle the guaranty obligations in connection with the shutdown of GPN Asia, the start-up costs incurred in establishing a new product offering in the Publications segment, higher healthcare, workers’ compensation and energy costs and decreases in the market value of investments held in the deferred compensation plan, partially offset by higher recyclable revenue and increases in sales volume.

Our effective income tax rate in 2008 was 12.9% compared to 41.3% in 2007. The decrease in the effective tax rate was due primarily to the impact of the goodwill impairment charge in the Publications segment.

Net loss for 2008 was $5.9 million, a $10.7 million decrease as compared to net income of $4.8 million for 2007 due to the factors mentioned previously.

Index

Comparison of Years Ended December 31, 2007 and December 31, 2006

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

Index

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

Income before income taxes for 2007 was $8.3 million, a $21.1 million increase as compared to a loss before income taxes of $12.8 million for 2006. Income before income taxes margin for 2007 was 2.4%, an increase of 6.2 margin points compared to a negative 3.8% margin for 2006. The increase in income before income taxes margin for 2007 was mainly the result of the absence, in 2007, of the full impairment of the Specialty Catalogs segment goodwill related to the Dingley Acquisition, along with lower restructuring costs and amortization expense resulting from the shutdown of the Capital City Press facility in 2006, lower outsourcing costs, lower bad debt expense and increased revenues.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $14.6 million for 2008, a decrease of $12.8 million as compared to $27.4 million for 2007. The decrease was primarily due to a decline in net income of $10.7 million coupled with unfavorable working capital changes of $9.2 million partially offset by an increase in non-cash charges of $7.1 million. The decline due to working capital changes was caused by (i) a decrease in accounts payable at the end of 2008 as compared to 2007 due primarily to the timing of vendor payments, (ii) a decrease in the level of accrued expenses, primarily due to lower bonus accruals across all segments and lower customer deposits and deferred revenue in our Specialty Catalogs segment, at the end of 2008 as compared to the same period in 2007 and (iii) an increase in refundable income taxes due to the impact of our loss before income taxes, partially offset by an increase in cash receipts during 2008 as compared to 2007 and a reduction in our inventory balances at the end of 2008 as compared to 2007. The increase in non-cash charges consisted primarily of the $5.6 million impairment charge for goodwill and intangibles, along with a $1.2 million loss on the disposition of fixed assets and increases in depreciation expense, the provision for doubtful accounts and the provision for inventory realizability partially offset by the change in deferred income taxes.

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

Index

We had cash of $16.4 million as of December 31, 2008 compared to $20.5 million as of December 31, 2007. During 2008 and 2007, we utilized cash provided by operating activities to fund operations, make investments in new equipment, fund the related party guaranty costs and make the semi-annual interest payments on the 2003 Notes and the 2004 Notes.

Investing Activities

Net cash used in investing activities was $18.7 million for 2008 compared to $14.5 million for 2007. This $4.2 million increase was primarily the result of a $2.4 million increase in plant and equipment purchased in the ordinary course of business coupled with a $1.4 million increase in advances made to affiliated companies.

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

Financing Activities

Net cash used in financing activities during 2008 and 2007 was $0.1 million and $0.2 million, respectively. The change was due primarily to the proceeds received and income tax benefit realized from the exercise of stock options.

Total debt outstanding at December 31, 2008 was $164.9 million which was unchanged as compared to $164.9 million outstanding at December 31, 2007.

Indebtedness

As of December 31, 2008, we had total indebtedness of $164.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of December 31, 2008. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.9 million on an annual basis.

The terms of our working capital facility are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re-borrow such advances until the May 2009 maturity date. We recently executed a non-binding term sheet with one of the lenders under our current working capital facility for a new working capital facility on terms that are similar to our current facility. The proposed lender is in the process of conducting due diligence. We anticipate that we will be able to replace the current facility prior to its termination, but there can be no assurances that we will be able to do so on the terms outlined in the term sheet or at all. If we are not able to successfully negotiate a new working capital facility it could adversely impact our ability to fund our liquidity needs.

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Additionally, our working capital facility contains various restrictive covenants. Among other things, it places limits on our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, and it requires us to satisfy certain financial tests including an interest coverage ratio and requires us to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility) (such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) was $33.0 million through the end of the third quarter of 2006 and $36.0 million thereafter. For the year ended December 31, 2008, our interest coverage ratio was 2.42 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $41.5 million. In addition, our working capital facility restricts our ability to declare or pay any dividends and prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

Index

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Net cash provided by operating activities	$14,640	$27,459	$24,336

Accounts receivable	660	3,815	(1,174)
Inventories	(1,141)	228	9
Other current assets	(1,056)	270	(83)
Refundable income taxes	2,117	(438)	(671)
Other assets	(1,653)	(527)	171
Accounts payable	3,130	(6,814)	536
Accrued expenses	3,642	1,572	(3,213)
Income taxes payable	73	(765)	-
Other liabilities	1,049	268	(507)
Provision for doubtful accounts	(863)	(495)	(1,220)
Provision for inventory realizability and LIFO value	(199)	(44)	(106)
Non-cash donation of property	-	(45)	-
Deferred income tax benefit (expense)	297	(311)	7,235
Loss on disposition of fixed assets, net	(1,223)	(4)	(254)
Income tax (benefit) provision	(867)	3,413	(4,444)
Cash interest expense	17,102	17,123	17,215
Management fees	767	917	784
Non cash adjustments:
Adjustments to LIFO value	137	12	51
(Increase) decrease in market value of investments	319	(58)	120
Amortization of prepaid lease costs	90	84	83
Loss on disposition of fixed assets	1,318	190	317
Related party guaranty	3,000	-	-
Restructuring costs	137	115	2,736

Working Capital Facility EBITDA	$41,476	$45,965	$41,921

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes, through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to our Parent, as we did in the first quarter of 2009, in accordance with the limitations outlined in our bond indenture and our working capital facility. We estimate that our capital expenditures for 2009 will total about $10.0 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

2009 Activity

On January 5, 2009, we executed a waiver to our working capital facility. The waiver allows us to pay a cash dividend and make a loan to our Parent, which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that our Parent uses the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by our Parent (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. (“Giraffe”) and to pay related expenses in connection therewith. On January 5, 2009, we paid a dividend in the aggregate amount of $8.0 million to our Parent and made a loan in the principal amount of $2.0 million to our Parent. The loan will mature on January 4, 2012 and will accrue interest at the rate of 1.36% per year payable in cash or in kind on February 15 and August 15 each year. Subsequent to January 5, 2009, we paid an additional dividend in the amount of $1.1 million to our Parent to pay expenses and other amounts in connection with the Stock Purchase. In connection with the Stock Purchase, Euradius Acquisition Co., a wholly-owned subsidiary of our Parent, sold all of the outstanding stock of Euradius International Dutch Bidco B.V. (“Euradius”) to Giraffe. This resulted in our Parent fully divesting its interest in Euradius, which was our Parent's only investment other than The Sheridan Group, Inc. Neither Euradius nor its subsidiaries were guarantors of the 2003 or 2004 Notes. Neither Euradius nor its subsidiaries were subsidiaries of ours and their financial results were not included in our consolidated financial statements.

Financial results in the first two months of 2009 have been weaker than the comparable year ago period, reflecting the weak economy. In response to these economic conditions, we are aggressively reducing costs and closely managing cash flow, including reducing 2009 capital spending to approximately $10.0 million.

Index

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations as of December 31, 2008:

	Remaining Payments Due by Period
	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond
(in thousands)

Long term debt, including interest (1)	$215,738	$16,913	$198,825	$-	$-
Operating leases	9,003	4,162	4,531	308	2
Purchase obligations (2)	9,024	6,696	2,328	-	-
Other long-term obligations (3)	559	193	202	164	-

Total (4)	$234,324	$27,964	$205,886	$472	$2
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

(4)
At December 31, 2008, we have recognized $2.1 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2008, 2007 and 2006.

Recently Issued Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  In February 2008, the FASB issued FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. We are currently evaluating whether the adoption of Staff Position 157-2 will have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 was effective beginning January 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Index

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by us in the first quarter of fiscal 2009. We believe that the adoption of SFAS 141R would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by us in the first quarter of fiscal 2009. We do not believe the adoption of SFAS 160 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the purchase of products and services from foreign suppliers and changes in interest rates on our long-term debt.

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in fiscal years 2008, 2007 and 2006 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We did not have any borrowings under our working capital facility during 2008. All of our other debt carries fixed interest rates.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholder
of The Sheridan Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in the stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of The Sheridan Group, Inc. and Subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 30, 2009

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$16,396,628	$20,517,198
Accounts receivable, net of allowance for doubtful accounts of $1,080,208 and $616,869, respectively	34,266,288	34,469,418
Inventories, net	17,803,085	19,142,545
Due from affiliated companies	662,212	44,505
Other current assets	3,438,647	4,494,900
Refundable income taxes	2,894,829	-
Deferred income taxes	1,684,563	1,155,409
Total current assets	77,146,252	79,823,975

Property, plant and equipment, net	127,063,798	126,708,651
Intangibles, net	35,004,531	40,545,117
Goodwill	40,979,426	44,503,312
Deferred financing costs, net	2,604,547	3,884,311
Due from affiliated companies - non current	554,357	-
Other assets	1,743,828	3,502,824
Total assets	$285,096,739	$298,968,190

Liabilities
Current liabilities
Accounts payable	$23,291,403	$25,646,740
Accrued expenses	21,880,095	25,522,322
Income taxes payable	-	72,513
Total current liabilities	45,171,498	51,241,575

Notes payable	164,946,468	164,929,659
Deferred income taxes	26,313,410	27,153,776
Other liabilities	3,782,954	4,797,887
Total liabilities	240,214,330	248,122,897

Commitments and contingencies

Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	51,135,564	51,043,554
Accumulated deficit	(6,253,155)	(198,261)
Total stockholder's equity	44,882,409	50,845,293

Total liabilities and stockholder's equity	$285,096,739	$298,968,190

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2008	2007	2006
Net sales	$348,026,720	$344,239,531	$337,540,314
Cost of sales	281,380,147	274,189,774	272,164,460
Gross profit	66,646,573	70,049,757	65,375,854
Selling and administrative expenses	42,175,411	41,745,714	40,338,796
Loss on disposition of fixed assets	1,222,918	4,329	254,742
Related party guaranty	3,000,000	-	-
Restructuring costs	136,965	114,940	2,736,027
Amortization of intangibles	1,714,628	1,877,165	3,781,944
Impairment charges	5,639,613	-	12,774,931
Total operating expenses	53,889,535	43,742,148	59,886,440
Operating income	12,757,038	26,307,609	5,489,414
Other (income) expense
Interest expense	18,398,974	18,576,598	18,818,043
Interest income	(172,549)	(445,935)	(225,759)
Other, net	1,269,162	(83,320)	(315,874)
Total other expense	19,495,587	18,047,343	18,276,410
(Loss) income before income taxes	(6,738,549)	8,260,266	(12,786,996)
Income tax (benefit) provision	(866,658)	3,413,273	(4,444,148)
Net (loss) income	$(5,871,891)	$4,846,993	$(8,342,848)

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholder’s Equity
Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2005	1	-	$50,975,800	$4,020,333	$54,996,133

Capital contribution from parent company - stock options exercised	-	-	1,200	-	1,200
Income tax benefit from stock options exercised	-	-	655	-	655
Share-based compensation	-	-	32,770	-	32,770
Net loss	-	-	-	(8,342,848)	(8,342,848)

Balance as of December 31, 2006	1	-	$51,010,425	$(4,322,515)	$46,687,910

Cash dividend	-	-	-	(249,463)	(249,463)
Impact of adopting new accounting standard - FIN 48	-	-	-	(473,276)	(473,276)
Share-based compensation	-	-	33,129	-	33,129
Net income	-	-	-	4,846,993	4,846,993

Balance as of December 31, 2007	1	-	$51,043,554	$(198,261)	$50,845,293

Cash dividend	-	-	-	(183,003)	(183,003)
Capital contribution from parent company - stock options exercised	-	-	20,400	-	20,400
Income tax benefit from stock options exercised	-	-	62,610	-	62,610
Share-based compensation	-	-	9,000	-	9,000
Net loss	-	-	-	(5,871,891)	(5,871,891)

Balance as of December 31, 2008	1	-	$51,135,564	$(6,253,155)	$44,882,409

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	December 31, 2008	December 31, 2007	December 31, 2006
Cash flows provided by operating actvities:
Net (loss) income	$(5,871,891)	$4,846,993	$(8,342,848)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	16,684,883	15,957,244	15,209,022
Amortization of intangible assets	1,714,628	1,877,165	3,781,944
Impairment of goodwill and intangibles	5,639,613	-	12,774,931
Provision for doubtful accounts	862,897	495,475	1,219,661
Provision for inventory realizability and LIFO value	198,755	43,493	106,228
Stock-based compensation	9,000	33,129	32,770
Amortization of deferred financing costs and debt discount, included in interest expense	1,296,573	1,453,884	1,603,065
Non-cash donation of property	-	45,000	-
Deferred income tax (benefit) provision	(297,475)	311,100	(7,235,320)
Loss on disposition of fixed assets	1,222,918	4,329	254,742
Changes in operating assets and liabilities
Accounts receivable	(659,767)	(3,814,584)	1,174,055
Inventories	1,140,705	(228,159)	(8,841)
Other current assets	1,056,253	(269,913)	82,368
Refundable income taxes	(2,116,829)	437,504	670,647
Other assets	1,653,164	527,308	(171,339)
Accounts payable	(3,129,729)	6,813,640	(535,703)
Accrued expenses	(3,642,227)	(1,571,608)	3,213,425
Income tax payable	(72,513)	765,438	-
Other liabilities	(1,048,915)	(267,974)	506,730
Net cash provided by operating activities	14,640,043	27,459,464	24,335,537

Cash flows used in investing activities:
Purchases of property, plant and equipment	(17,596,886)	(15,157,782)	(26,295,867)
Proceeds from sale of fixed assets	108,330	438,574	2,022,474
(Advances to) proceeds from affiliated companies	(1,172,064)	226,147	(226,147)
Net cash used in investing activities	(18,660,620)	(14,493,061)	(24,499,540)

Cash flows used in financing activities:
Borrowing of revolving line of credit	-	6,847,000	42,341,000
Repayment of revolving line of credit	-	(6,847,000)	(42,341,000)
Proceeds from capital contribution from parent company	20,400	-	1,200
Realized income tax benefit from stock options exercised	62,610	-	655
Payment of dividend	(183,003)	(249,463)	-
Net cash used in financing activities	(99,993)	(249,463)	1,855

Net (decrease) increase in cash and cash equivalents	(4,120,570)	12,716,940	(162,148)

Cash and cash equivalents at beginning of period	20,517,198	7,800,258	7,962,406

Cash and cash equivalents at end of period	$16,396,628	$20,517,198	$7,800,258

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$17,076,499	$17,149,172	$17,215,599
Income taxes, net of refunds	$1,120,816	$1,512,577	$2,062,831

Non-cash investing activities
Asset additions in accounts payable	$1,682,000	$907,608	$2,577,331

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

1. Business Organization

The Sheridan Group, Inc. (“TSG”) is one of the leading specialty printers in the United States, offering a full range of printing and value-added support services for the journal, magazine, book, catalog and article reprint markets. We provide a wide range of printing services and value-added support services, such as digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation, distribution and back issue fulfillment. We have eight wholly-owned subsidiaries: The Sheridan Press, Inc. (“TSP”), Dartmouth Printing Company (“DPC”), Dartmouth Journal Services, Inc. (“DJS”), United Litho, Inc. (“ULI”), Capital City Press, Inc. (“CCP”), Sheridan Books, Inc. (“SBI”), The Dingley Press, Inc. (“TDP”) and The Sheridan Group Holding Company. As used in the Notes to the Consolidated Financial Statements, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

On August 21, 2003, we became a wholly-owned subsidiary of TSG Holdings Corp. (“Holdings”), when Holdings purchased 100% of the outstanding capital stock of TSG from its existing stockholders (the “Sheridan Acquisition”). We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $105.0 million aggregate principal amount of 10.25% Senior Secured Notes due 2011 (the “2003 Notes”) and equity investments in Holdings. On May 25, 2004, we acquired all of the assets and business of The Dingley Press of Lisbon, Maine (the “Dingley Acquisition”). We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $65.0 million aggregate principal amount of 10.25% Senior Secured Notes due 2011 (the “2004 Notes”) and equity investments in Holdings.

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

As such, substantially all revenue is recognized when a product is shipped and title and risk of loss transfers to the customer. Shipping and handling fees billed to customers are included in net sales and any cost of shipping and handling is included in cost of sales. Deferred revenue is recognized when cash is received from customers in advance of the shipment of their products.

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

A rollforward of the allowance for doubtful accounts is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Balance at beginning of period	$616,869	$1,951,420	$956,612

Charged to expense	862,897	495,475	1,219,661

Deductions	(399,558)	(1,830,026)	(224,853)

Balance at end of period	$1,080,208	$616,869	$1,951,420

Inventories

Inventories are stated at the lower of cost or market with the cost of TSP’s paper inventory and SBI’s work-in-process inventory determined by the last-in, first-out (“LIFO”) cost method. The cost of the remaining inventory (approximately 86% and 92% of inventories at December 31, 2008 and 2007, respectively) is determined using the first-in, first-out (“FIFO”) method.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable pursuant to SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe there was any impairment of property and equipment as of December 31, 2008.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48, we recognized a $0.5 million decrease in our retained earnings balance and a $0.3 million increase in goodwill. At the date of adoption of FIN 48, our gross unrecognized tax benefits were $1.3 million. Of this total, $0.3 million, net of federal and state benefits, represents the amount of unrecognized tax benefits that, if recognized, would have a favorable impact on the effective tax rate.

Goodwill

We review goodwill and indefinite-lived assets at least annually for impairment. Separable intangible assets that have finite useful lives are amortized over their useful lives.

Goodwill is tested for impairment at the reporting unit level at adoption and at least annually thereafter or whenever circumstances indicate that the carrying value of the assets may not be recoverable, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment is then measured in the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for each reporting unit. To determine the implied fair value of goodwill, we make a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this methodology, we concluded that $3.4 million of ULI goodwill (a component of our Publications segment) was fully impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2008. In connection with our annual assessment of goodwill and other intangibles in 2007, we concluded that there were no indications of impairment. During the fourth quarter of 2006, we concluded that $12.8 million of the Specialty Catalogs segment goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations.

Identified Intangible and Other Long-Lived Assets

Identified intangible assets, which primarily consist of customer relationships and trade names, were valued at fair value, effective with acquisitions. All long-lived assets are amortized over the estimated useful lives. We review long-lived assets for impairment using undiscounted future cash flows annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the impairment analysis performed in 2008 for ULI (a component of our Publications segment) and TDP (our Specialty Catalogs segment), we concluded that the carrying value of the customer relationship assets exceeded their fair value. Therefore, during the fourth quarter of 2008, we recorded an impairment charge of $2.0 million and $0.2 million for the customer relationship assets of ULI and TDP, respectively.  We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2007 and 2006 pursuant to SFAS 144.

Deferred Financing Costs

Deferred financing costs incurred in connection with the 2003 Notes and the 2004 Notes are being amortized over the term of the related debt using the effective interest method. Deferred financing costs incurred in connection with establishing our working capital facility are being amortized over the term of the agreement using the straight-line method. Accumulated amortization as of December 31, 2008 and 2007 was $8.2 million and $6.9 million, respectively.

Accounting for Stock Based Compensation

Our parent company, Holdings, established the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, we determine fair value through internal valuations based on historical financial information and/or through a third party service provider. As of December 31, 2008, 5,060 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five-year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share options upon exercise.

Index

For the years ended December 31, 2008, 2007 and 2006, we recognized non-cash stock-based compensation expense of approximately $9,000 (approximately $7,800 net of taxes), $33,100 (approximately $19,500 net of taxes) and $32,800 (approximately $20,300 net of taxes), respectively, which is included in selling and administrative expenses.

We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the options is an output of the option-pricing model and estimates the period of time that options are expected to remain unexercised. We use historical data to estimate the timing and amount of option exercises and forfeitures. The expected volatility is calculated by averaging the 12-month volatility for five peer group companies and a small-cap index. There were no stock options granted during the year ended December 31, 2008. The following summarizes the assumptions used for estimating the fair value of stock options granted during the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Risk-free interest rate	4.12%-4.32%	4.03%-4.69%
Average expected years until exercise	7.75 years	5.0 years
Expected volatility	25%	35%
Weighted-average expected volatility	25%	35%
Dividend yield	0%	0%

The following is a summary of option activity for the years ended December 31, 2006, 2007 and 2008:

		Weighted average
	Number of shares	Exercise price	Remaining term (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2005	52,400	$10.00
Granted	5,700	24.75
Exercised	(120)	10.00
Forfeited	(2,830)	10.00
Options outstanding at December 31, 2006	55,150	$11.52	7.4	$1,725,400
Granted	900	53.06
Exercised	-
Forfeited	(900)	10.00
Options outstanding at December 31, 2007	55,150	$12.23	6.7	$5,851,600
Granted	-	-
Exercised	(2,040)	10.00
Forfeited	(4,910)	10.00
Options outstanding at December 31, 2008	48,200	$12.55	5.4	$-

Options exercisable at December 31, 2008	22,700	$10.51	5.0	$-

Index

The following is a summary of non-vested option activity for the years ended December 31, 2008, 2007 and 2006:

	Number of shares			Weighted average grant date fair value
	Years ended December 31,			Years ended December 31,
	2008	2007	2006	2008	2007	2006
Non vested options outstanding at beginning of year	34,920	40,240	42,280	$4.11	$3.32	$2.67
Granted	-	900	5,700	-	20.06	9.35
Vested	(4,960)	(5,680)	(5,150)	3.19	2.62	2.38
Forfeited	(4,460)	(540)	(2,590)	2.49	2.49	2.45
Non vested options outstanding at end of year	25,500	34,920	40,240	$4.79	$4.11	$3.32

The total compensation cost related to nonvested awards not yet recognized as of December 31, 2008 is approximately $0.1 million and will be recognized over a weighted average period of approximately 4.5 years.

During the year ended December 31, 2008, 2,040 options to purchase Holdings Common Stock were exercised and $20,400 of proceeds was received. The total intrinsic value, the difference between the exercise price and the fair value of Holdings Common Stock on the date of exercise of options exercised during the year ended December 31, 2008, was $215,100. During the year ended December 31, 2007, no options to purchase Holdings Common Stock were exercised. During the year ended December 31, 2006, 120 options to purchase Holdings Common Stock were exercised and $1,200 of proceeds was received. The total intrinsic value, the difference between the exercise price and the fair value of Holdings Common Stock on the date of exercise of options exercised during the year ended December 31, 2006, was $1,770.

Fair Value Measurements

We adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”) and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS  157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

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

We believe that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of the our publicly traded debt, based on quoted market prices, was approximately $115.7 million and $165.0 million as of December 31, 2008 and 2007, respectively.

Advertising Costs

We expense advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense, included in selling and administrative expenses in the consolidated statements of operations, was approximately $0.3 million, $0.4 million and $0.4 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

New Accounting Standards

Effective January 1, 2008, we adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  In February 2008, the FASB issued FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. We are currently evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

Index
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by us in the first quarter of fiscal 2009. We believe that the adoption of SFAS 141R would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by us in the first quarter of fiscal 2009. We have not determined the impact, if any, the adoption of SFAS 160 will have on our financial position, results of operations and cash flows.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. Inventories

Inventories consist of the following:

	December 31, 2008	December 31, 2007
Work-in-process	$8,243,280	$10,471,590
Raw materials (principally paper)	9,819,558	8,793,555
	18,062,838	19,265,145
Excess of current cost over LIFO inventory value	(259,753)	(122,600)
	$17,803,085	$19,142,545

Index

We maintained a reserve for the realizability of inventory in the amounts of $116,433 and $83,363 for the years ended December 31, 2008 and 2007, respectively, which are included in the amounts in the table above relating to work-in-process and raw materials. A rollforward of this inventory reserve is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Balance at beginning of period	$83,363	$90,796	$95,988

Charged to expense	61,602	23,888	55,759

Deductions	(28,532)	(31,321)	(60,951)

Balance at end of period	$116,433	$83,363	$90,796

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2008	December 31, 2007
Land	$4,742,111	$4,853,918
Buildings and improvements	43,629,028	42,743,716
Machinery and equipment	147,953,713	132,392,664
	196,324,852	179,990,298
Accumulated depreciation	(69,261,054)	(53,281,647)
Property, plant and equipment, net	$127,063,798	$126,708,651

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006, was $16.7 million, $16.0 million, and $15.2 million, respectively.

5. Intangible Assets

In conjunction with previous acquisitions, we acquired intangible assets relating to customer relationships, trade names and technology. The customer relationships, trade names and technology are being amortized using the straight-line method over their estimated useful lives as described below. Amortization expense for the years ended December 31, 2008, 2007 and 2006, related to customer relationships, trade names and technology intangible assets was $1.6 million, $1.7 million and $3.6 million, respectively. As a result of our impairment analysis, we recorded a charge of $2.2 million in 2008 related to customer relationships at ULI and TDP. Other, in the table below, represents the realization of the tax goodwill benefit in connection with the Dingley Acquisition. Beginning in 2007, this benefit was applied to reduce intangibles related to the Dingley Acquisition since the goodwill related to the Dingley Acquisition was reduced to zero in 2006 as the result of our impairment analysis (see Note 6.) Amortization expense for the year ended December 31, 2006 included $1.9 million representing the write-off of the Capital City Press trade name, as a result of the shutdown of the Capital City Press facility.

		December 31, 2008					December 31, 2007
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Customer relationships	25 years	$27,800,000	$5,816,653	$2,202,626	$2,135,806	$17,644,915	$27,800,000	$4,750,073	$652,509	$22,397,418
Trade names	40 years	20,400,000	2,721,262	-	319,122	17,359,616	20,400,000	2,215,186	98,100	18,086,714
Technology	5 years	300,000	243,416	-	56,584	-	300,000	208,277	30,738	60,985
		$48,500,000	$8,781,331	$2,202,626	$2,511,512	$35,004,531	$48,500,000	$7,173,536	$781,347	$40,545,117

Index

We estimate annual amortization expense and the tax goodwill benefit related to these intangibles as follows:

Years ended December 31,	Amortization expense	Other	Total

2009	$1,398,400	$39,981	$1,438,381
2010	1,398,400	-	1,398,400
2011	1,398,400	-	1,398,400
2012	1,398,400	-	1,398,400
2013	1,398,400	-	1,398,400
Thereafter	27,972,550	-	27,972,550

Total	$34,964,550	$39,981	$35,004,531

6. Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill at December 31, 2008 and 2007 totaled $41.0 million and $44.5 million, respectively. Goodwill resulted from the Sheridan Acquisition as a result of a stock purchase and, therefore, is not deductible for tax purposes and from the Dingley Acquisition as a result of an asset purchase and is deductible for tax purposes.

As of December 31, 2008, the initial step in the annual test for goodwill impairment indicated potential impairment at ULI, one of the components of the Publications segment, as a result of the worldwide economic downturn and declining results. We completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for ULI. As a result of the second step, we determined that the carrying value of goodwill at ULI was fully impaired. As of December 31, 2006, the initial step in the annual test for goodwill impairment indicated potential impairment in the Specialty Catalogs segment, as a result of declining results at TDP. We completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for TDP. As a result of the second step, we determined that the carrying value of goodwill at TDP was fully impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are as follows:

Index

	Publications	Specialty Catalogs	Books	Consolidated
Balance at December 31, 2006	$35,774,952	$-	$8,922,848	$44,697,800

Increase in other liabilities for uncertain tax positions upon adoption of FIN 48	276,032	-	-	276,032
Reduction of uncertain tax positions related to the lapse of a statute of limitations	(470,520)	-	-	(470,520)

Balance at December 31, 2007	$35,580,464	$-	$8,922,848	$44,503,312

Reduction of uncertain tax positions related to the lapse of a statute of limitations	(86,899)	-	-	(86,899)
Impairment charge	(3,436,987)	-	-	(3,436,987)

Balance at December 31, 2008	$32,056,578	$-	$8,922,848	$40,979,426

7. Other Assets

Other assets consist of the following:

	December 31, 2008	December 31, 2007
Other receivables	$1,027,947	$1,352,315
Prepaid expenses and deposits	2,410,699	3,298,843
Non-compete agreements, net	39,837	145,669
Due from affiliated companies	1,216,569	44,505
Deferred compensation plan assets	1,534,163	3,091,430
Other	169,829	109,467
Total	6,399,044	8,042,229
Less: current portion	4,100,859	4,539,405
Long-term portion	$2,298,185	$3,502,824

Non-compete agreements are presented net of accumulated amortization of $0.4 million and $1.6 million as of December 31, 2008 and 2007, respectively. A non-compete agreement valued at $1.2 million expired during 2008 and was fully amortized. Amortization expense related to the non-compete agreements (which is included in amortization of intangibles in the consolidated statements of income and cash flows) for the years ended December 31, 2008, 2007 and 2006, was $0.1 million, $0.2 million and $0.2 million, respectively.

8. Notes Payable and Working Capital Facility

In conjunction with the Sheridan Acquisition, on August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011. The carrying value of the 2003 Notes was $104.4 million and $104.2 million as of December 31, 2008 and 2007, respectively.

In conjunction with the Dingley Acquisition, on May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011. The carrying value of the 2004 Notes was $60.5 million and $60.7 million as of December 31, 2008 and 2007, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Index

In an event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately. Concurrent with the offering of the 2003 Notes, we entered into a working capital facility agreement. The working capital facility was amended concurrent with the offering of the 2004 Notes. Terms of the working capital facility allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the working capital facility bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and mature in May 2009. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. As of December 31, 2008, we had no borrowings outstanding under the working capital facility, had unused amounts available of $28.6 million and had $1.4 million in outstanding letters of credit.

Borrowings under the working capital facility are collateralized by our assets, subject to permitted liens. The working capital facility contains various covenants including provisions that prohibit us from incurring other indebtedness, limit our ability to prepay other indebtedness and places restrictions on our ability to pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes, depreciation and amortization (as defined in the working capital facility). We have complied with all of the restrictive covenants as of December 31, 2008.

In an event of default, all principal and interest due under the working capital facility shall be immediately due and payable.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2008	December 31, 2007
Payroll and related expenses	$3,963,599	$6,840,946
Profit sharing accrual	2,123,887	2,090,600
Accrued interest	6,374,647	6,348,745
Customer prepayments	2,984,787	3,976,704
Deferred revenue	1,298,435	2,043,733
Self-insured health and workers' compensation accrual	2,298,030	2,072,977
Other	2,836,710	2,148,617
	$21,880,095	$25,522,322

10. Other Liabilities

Other liabilities consist of the following:

	December 31, 2008	December 31, 2007
Non-compete agreements	$417,663	$573,280
Deferred compensation	1,270,540	2,574,956
Tax reserves	2,058,139	1,594,031
Other	36,612	55,620
Total	$3,782,954	$4,797,887

Index

11. Income Taxes

The components of the income tax (benefit) provision are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Current
Federal	$(1,198,197)	$2,605,734	$2,066,843
State	629,014	496,439	724,329
	(569,183)	3,102,173	2,791,172
Deferred
Federal	118,837	318,811	(6,570,263)
State	(416,312)	(7,711)	(665,057)
	(297,475)	311,100	(7,235,320)
	$(866,658)	$3,413,273	$(4,444,148)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31, 2008	December 31, 2007

Deferred tax assets
Incentive and vacation accrual	$1,119,282	$1,307,479
Bad debt reserve	403,561	230,224
Self insurance accrual	594,393	496,414
Intangible assets	320,514	333,613
Amortization of financing costs	427,020	488,484
Inventory-additional costs capitalized for tax	337,432	307,912
Net operating loss carryforwards-Federal	217,293	217,293
Net operating loss carryforwards-states	813,661	697,803
Goodwill	4,349,815	4,443,660
Federal benefit related to state tax reserves	472,047	351,166
Other	473,275	156,008
Valuation allowance	(762,906)	(686,924)
Total deferred tax assets	8,765,387	8,343,132
Deferred tax liabilities
Intangible assets	13,532,891	16,029,452
Inventory basis difference	262,490	284,821
Property and equipment	18,444,397	16,842,036
Land	1,033,967	1,039,395
Prepaid insurance	120,489	145,795
Total deferred tax liabilities	33,394,234	34,341,499
Net deferred tax liabilities	$24,628,847	$25,998,367

	December 31, 2008	December 31, 2007
Included in the balance sheet
Noncurrent deferred tax liabilities in excess of assets	$26,313,410	$27,153,776
Current deferred tax assets in excess of liabilities	1,684,563	1,155,409
Net deferred tax liability	$24,628,847	$25,998,367

Index

As a result of the impairment of tax deductible goodwill related to the Dingley Acquisition, deferred tax assets were increased by approximately $4.7 million during 2006 to record the future tax benefit.

In accordance with FAS 109, “Accounting for Income Taxes”, we will realize a tax benefit associated with the amount of tax goodwill in excess of book goodwill associated with the Dingley Acquisition. We will only recognize the benefit when realized on future tax returns and will apply the benefit first to reduce book goodwill associated with the acquisition to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and third to reduce income tax expense. During 2008 and 2007, we realized a tax benefit of $0.8 million in both years associated with the realization of tax deductible goodwill in excess of book goodwill. Such amount has been recorded as a reduction to intangible assets for the years ending December 31, 2008 and 2007.

At December 31, 2008 and 2007, we had U.S. Federal net operating loss (“NOL”) deduction carryforwards of approximately $0.6 million and $0.6 million, respectively, attributable to one of our subsidiaries. The remaining Federal NOLs as of December 31, 2008 are subject to limitations which allow for approximately $0.3 million of NOLs to be available for use each year. Our Federal NOLs will expire approximately as follows:

Amount of Regular Net Operating Loss	Year of Expiration
$460,000	2010
$179,000	2012

As of December 31, 2008 and 2007, we had state NOLs with a tax effected value of approximately $0.8 million and $0.7 million, respectively, in various jurisdictions, which begin to expire in 2012. We have determined that a valuation allowance is needed for approximately $0.8 million and $0.7 million as of December 31, 2008 and 2007, respectively, against net operating losses in state jurisdictions without sufficient prior earnings.

We utilized NOLs against Federal and state taxable income, which reduced tax expense for 2008 and 2007 by approximately $0.1 million for both years.

In 2007, upon the adoption of FIN 48, we determined that the deferred tax asset related to transaction costs from the Sheridan Acquisition did not meet the more likely than not threshold. Accordingly, the deferred tax asset and full valuation allowance were removed, as shown as a component of Other in the valuation allowance rollforward.

A rollforward of our valuation allowance is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2008	2007	2006

Balance at beginning of period	$686,924	$1,205,168	$978,482

Charged to expense	112,134	48,524	226,686

Other, net	(36,152)	(566,768)	-

Balance at end of period	$762,906	$686,924	$1,205,168

Index

Our income tax provision differs from taxes computed using the U.S. Federal statutory tax rate as follows:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Income before income taxes	$(6,738,549)	$8,260,266	$(12,786,996)

U.S. Federal statutory tax rate	$(2,291,106)	$2,808,491	$(4,347,579)
Increase (decrease) in tax expense resulting from
Tax reserves	430,127	281,229	57,039
Non-deductible meals and entertainment	75,874	75,235	67,485
Change in valuation allowance	112,134	48,524	226,686
Goodwill Impairment	1,168,576	-	-
State income taxes, net of U.S. Federal income tax benefit	79,376	366,831	(137,730)
Change in state tax apportionment and rates	(453,892)	(73,609)	(275,872)
Domestic production activity deduction	-	(77,066)	(41,060)
Other, net	12,253	(16,362)	6,883
Income tax (benefit) provision	$(866,658)	$3,413,273	$(4,444,148)

During 2008 and 2007, we reported a decrease in our deferred state tax liabilities and our deferred state tax provision of approximately $0.5 million and $0.1 million, respectively, to properly reflect the lower anticipated state effective income tax rates due to decreased apportionment of our taxable income to states with high tax rates.  During 2008 and 2007, we recognized a $0.4 million and $0.3 million increase, respectively, in our effective rate related to the adoption of FIN 48.

We continue to recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.4 million and penalties of $0.3 million as of December 31, 2008 and $0.4 million and $0.2 million as of December 31, 2007. Interest and penalties in the amount of $0.1 million were expensed during the years ended December 31, 2008 and 2007, respectively. Interest and penalties will continue to accrue on certain issues in 2009 and forward.

Our tax reserves relate primarily to state nexus and other related state tax issues. It is not anticipated that the amount of unrecognized tax benefits will increase or decrease significantly within the next 12 months. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate are $0.9 million. Our tax reserves, excluding interest and penalties, are as follows:

	Year Ended December 31,	Year Ended December 31,
(Dollars in thousands)	2008	2007

Balance at beginning of period	$1,093	$1,313

Increases for current year tax positions	192	2

Increases for prior year tax positions	251	273

Lapse in statute of limitations	(91)	(495)

Balance at end of period	$1,445	$1,093

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  The statute of limitations related to the consolidated U.S. federal income tax return and most state income tax returns are closed for all tax years up to and including 2004. Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

12. Commitments

In February 1998, we entered into an employment agreement with our former Chairman of the Board. This agreement includes a 10 year non-compete arrangement, which expired in 2008. The liability for this agreement is to be paid out in increments increasing from $126,000 to $151,200 per year, over 15 years. Included in accrued expenses and other liabilities as of December 31, 2008 is approximately $0.5 million related to the net present value of the obligation under this agreement.

Index

In May 2004, we entered into an employment agreement with the Chairman of The Dingley Press. This agreement includes a 5 year non-compete arrangement, which expires in 2009. The liability for this agreement is to be paid out in increments of $108,000 per year over 5 years. A nominal amount is included in accrued expenses as of December 31, 2008 related to the net present value of the obligation under this agreement.

We lease warehouse, plant and office space, printing equipment, computer equipment and delivery equipment under non-cancelable operating leases. Rental expense relating to these leases was approximately $5.3 million, $4.9 million and $5.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 approximate minimum future rental payments under non-cancelable operating leases are as follows:

Years Ended December 31,	(in thousands)
2009	$4,162
2010	2,635
2011	1,896
2012	284
2013	24
Thereafter	2
Total	$9,003

We have also entered into agreements to acquire raw materials and additional plant and equipment. As of December 31, 2008, approximate future payments related to these agreements are as follows:

	(in thousands)
Years Ended December 31,	Raw materials	Plant and equipment
2009	$449	$6,247
2010	17	2,303
2011	5	3
2012	-	-
2013	-	-
Thereafter	-	-
Total	$471	$8,553

13. Employee Benefit Plans

We sponsor a 401(k) retirement plan (the “Plan”). We determine annual discretionary contributions to the Plan. Contributions of approximately $3.1 million, $3.0 million and $3.1 million were charged to operations for the years ended December 31, 2008, 2007 and 2006, respectively.

We maintain a non-qualified deferred compensation plan for certain employees which allows participants to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis and which allows for make-whole contributions for participants whose pre-tax deferrals are limited under our 401(k) Plan and other discretionary contributions. Contributions made by us and our employees are maintained in an irrevocable trust. Legally, the assets remain ours; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquirer, but the assets are subject to the claims of our general creditors. The employee has no right to assign or transfer contractual rights in the trust. The participants are fully vested in their compensation deferred; however, the make-whole contributions and any employer discretionary contributions are subject to vesting requirements. We account for the plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2008 and 2007, we recorded a deferred compensation liability of approximately $1.3 million and $2.6 million, respectively, in other non-current liabilities in the accompanying consolidated balance sheets. The change in the deferred compensation obligation related to changes in the fair value of the vested diversified assets held in trust is recorded in accordance with SFAS 115 as income (loss) in compensation expense with an offsetting entry to other income (loss), respectively. The diversified assets held in trust were approximately $1.5 million and $3.1 million as of December 31, 2008 and 2007, respectively, and are recorded at their fair value in accordance with SFAS 157, based on quoted market prices, in other non-current assets on the accompanying consolidated balance sheets.

Index

14. Related Party Transactions

On January 5, 2009, we executed a waiver to our working capital facility. The waiver allows us to pay a cash dividend and make a loan to our Parent, which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that our Parent uses the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by our Parent (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. (“Giraffe”) and to pay related expenses in connection therewith. On January 5, 2009, we paid a dividend in the aggregate amount of $8.0 million to our Parent and made a loan in the principal amount of $2.0 million to our Parent.  The loan will mature on January 4, 2012 and will accrue interest at the rate of 1.36% per year payable in cash or in kind on February 15 and August 15 each year.  Subsequent to January 5, 2009, we paid an additional dividend in the amount of $1.1 million to our Parent to pay expenses and other amounts in connection with the Stock Purchase. In connection with the Stock Purchase, Euradius Acquisition Co., a majority owned subsidiary of our Parent, sold all of the outstanding stock of Euradius International Dutch Bidco B.V. (“Euradius”) to Giraffe.  This resulted in our Parent fully divesting its interest in Euradius, which was our Parent's only investment other than The Sheridan Group, Inc.  Neither Euradius nor its subsidaries were guarantors of the 2003 or 2004 Notes.  Neither Euradius nor its subsidiaries were subsidiaries of ours and their financial results were not included in our consolidated financial statements.

In connection with the Sheridan Acquisition, we entered into a 10 year management agreement with our principal equity sponsors, Bruckmann, Rosser, Sherrill & Co. LLC and Jefferies Capital Partners. The management fee is equal to the greater of $0.5 million or 2% of earnings before interest, taxes depreciation and amortization (as defined in the management agreement), plus reasonable out-of-pocket expenses. We incurred and paid approximately $0.8 million, $0.9 million and $0.8 million in such fees for the years ended December 31, 2008, 2007 and 2006, respectively.

As disclosed in prior periods, we guaranteed certain obligations of an affiliate of our parent company, GPN Asia Pte. Ltd. (“GPN Asia”), related to a lease agreement, up to a maximum of $4.0 million, and established a $0.3 million letter of credit to secure a working capital facility for GPN Asia. In August 2008, GPN Asia began the process of shutting down operations. In connection with this shutdown, we satisfied obligations under the lease agreement and letter of credit. Based on current estimates, we expect our total expenditures to be approximately $3.0 million. Accordingly, we recorded approximately $3.0 million during 2008. Of this amount, approximately $0.4 million was included in accrued expenses as of December 31, 2008. To date we have made cash payments of approximately $2.6 million and we anticipate that the remaining cash payments will be made during 2009.

We engage in transactions with our Parent and its affiliates, in the normal course of business. These transactions primarily involve administrative costs and management fees paid on behalf of the affiliates. The amounts owed to us by affiliates were approximately $1.2 million as of December 31, 2008 and were minimal as of December 31, 2007. In connection with the Stock Purchase, our Parent ceased to have an ownership interest in an affiliate that owed us approximately $1.1 million as of December 31, 2008. We believe this amount will be paid in full by the former affiliate by January 9, 2010.

During 2006, we advanced $0.2 million to our sole shareholder, Holdings, to fund due diligence efforts related to an acquisition by Holdings. This advance was repaid during 2007.

Pierce Atwood LLP serves as legal counsel for The Dingley Press. A partner at Pierce Atwood LLP is the brother of Christopher A. Pierce, one of our executive officers in his role as Chairman of The Dingley Press. We incurred and paid approximately $0.1 million in fees to Pierce Atwood LLP for the years ended December 31, 2008 and 2007, respectively, and negligible fees for the year ended December 31, 2006. We believe the fees were reasonable based upon the services rendered.

15. Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. Accruals for litigation have not been provided because information available at this time does not indicate that it is probable that a liability has been incurred. We believe that the disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

16. Business Segments

We are a specialty printer in the United States offering a full range of printing and value–added support services for the journal, magazine, book, catalog and article reprint markets. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services, United Litho and Capital City Press. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We created the position of Group President, Publication Services, to manage our journal and magazine business. The Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies.

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

We had no customer which accounted for 10.0% or more of our net sales for the year ended December 31, 2008. We had one customer which accounted for 10.7% of consolidated net sales for the year ended December 31, 2007. Net sales for this customer are reported in the Specialty Catalogs segment.

Index

The following table provides segment information for continuing operations (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2008	2007	2006
Net sales
Publications	$188,714	$182,906	$179,541
Specialty catalogs	92,218	98,140	99,060
Books	67,282	63,278	59,287
Intersegment eliminations	(187)	(84)	(348)
Consolidated total	$348,027	$344,240	$337,540

Operating income (loss)
Publications	$12,481	$21,002	$15,263
Specialty catalogs	(426)	1,551	(12,695)
Books	5,524	6,264	5,213
Corporate	(4,822)	(2,509)	(2,292)
Consolidated total	$12,757	$26,308	$5,489

Depreciation and amortization
Publications	$9,284	$9,484	$10,717
Specialty catalogs	6,193	5,834	5,777
Books	2,769	2,269	2,268
Corporate	154	247	229
Consolidated total	$18,400	$17,834	$18,991

Capital expenditures
Publications	$5,480	$7,449	$17,059
Specialty catalogs	3,715	2,959	3,959
Books	7,870	4,720	5,253
Corporate	532	30	25
Consolidated total	$17,597	$15,158	$26,296

Assets
Publications	$180,072	$183,965
Specialty catalogs	53,587	61,571
Books	53,976	50,082
Corporate	(2,538)	3,350
Consolidated total	$285,097	$298,968

Goodwill
Publications	$32,056	$35,580
Books	8,923	8,923
Consolidated total	$40,979	$44,503

Intangible assets
Publications	$33,073	$36,509
Specialty catalogs	40	2,086
Books	1,892	1,950
Consolidated total	$35,005	$40,545

Index

17. Restructuring and Other Exit Costs

We recorded $0.1 million of restructuring costs during 2008. The costs related primarily to guaranteed severance payments and employee health benefits as a result of a reduction in the workforce at our ULI facility in Ashburn, Virginia. There was a nominal liability outstanding as of December 31, 2008 related to the 2008 restructuring costs. In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at ULI will be eliminated as a result of this action. We expect to record approximately $0.2 million of restructuring costs during 2009 in connection with this consolidation. The costs will relate primarily to guaranteed severance payments and employee health benefits.

Due to trends in the short-run journal business and the high capital investment necessary to maintain two manufacturing facilities serving the same market, our Board of Directors, on December 15, 2005, approved a restructuring plan to consolidate all short-run journal printing operations into one site. During the first quarter of 2006, we consolidated the printing of short-run journals at TSP in Hanover, Pennsylvania and closed the CCP facility in Berlin, Vermont. Approximately 200 positions were eliminated as a result of the closure. Of the 200 employees affected, approximately 45 Publication Services employees were offered jobs with one of our subsidiaries, DJS.

We recorded $0.1 million of restructuring costs during 2007. We recorded $2.7 million of restructuring costs during 2006, related primarily to guaranteed severance payments of $1.5 million, employee health benefits of $0.7 million and other one-time costs of $0.5 million. There were no restructuring liabilities outstanding as of December 31, 2008 or December 31, 2007.

We also recorded non-cash charges of $2.4 million during 2006 associated with the accelerated depreciation and amortization of plant and equipment and the CCP trade name, which was disposed of as a result of the shutdown. During May 2006, excess equipment at CCP was sold through a public auction for cash proceeds of approximately $0.3 million, resulting in a gain of approximately $0.1 million. On August 31, 2006, the CCP land and building, which had a carrying value of approximately $1.6 million, was sold, resulting in a negligible gain.

18. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2007 is as follows (in thousands):

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$92,392	$82,722	$86,768	$86,145
Gross profit	16,886	16,147	16,985	16,629
Operating income	5,809	4,907	2,893	(852)
Net income (loss)	$584	$86	$(83)	$(6,459)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$86,185	$82,182	$85,356	$90,517
Gross profit	16,972	16,975	17,110	18,993
Operating income	6,229	6,260	6,359	7,460
Net income	$890	$995	$1,298	$1,664

The results for the third quarter of 2008 reflect the impact of the related party guaranty costs (see Note 14.)  The results for the fourth quarter of 2008 reflect the impact of the impairment charges for intangibles and goodwill (see Notes 5 and 6.)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Index

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

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including the CEO and CFO, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2008. Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. At this time, we are not required to receive an independent opinion relating to our internal controls from our external auditors. We anticipate that we will be required to receive an independent assessment beginning with our 2009 Annual Report on Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Effective March 26, 2009, Mr. J. Rice Edmonds resigned as a member of our Board of Directors.  There were no disagreements between him and the Company or any of our officers or directors.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are a wholly-owned subsidiary of TSG Holdings Corp., whose stockholders include affiliates of Bruckmann, Rosser, Sherrill & Co., LLC and Jefferies Capital Partners and members of our senior management.

Our Equity Sponsors

Bruckmann, Rosser, Sherrill & Co., LLC, or BRS, is a New York-based private equity investment firm with about $1.4 billion under management. BRS was founded in 1995 and has since invested in approximately 40 companies in the following industries: restaurants, consumer goods, specialty retail, recreation/leisure, apparel, home furnishings, industrial and commercial services (including equipment rental), commercial equipment manufacturing, wholesale distribution and healthcare services. BRS and its affiliates are collectively referred to as “BRS.”

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

Index

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
John A. Saxton	59	President and Chief Executive Officer and Director
Robert M. Jakobe	55	Executive Vice President and Chief Financial Officer and Secretary
Joan B. Davidson	47	Group President—Sheridan Publication Services
Douglas R. Ehmann	52	Executive Vice President and Chief Technology Officer
Dale A. Tepp	52	Vice President—Human Resources
Patricia A. Stricker	44	President and Chief Operating Officer—The Sheridan Press, Inc. (“TSP”)
Gary J. Kittredge	58	President and Chief Operating Officer—Dartmouth Printing Company (“DPC”), Dartmouth Journal Services (“DJS”) and United Litho, Inc. (“ULI”)
Michael J. Seagram	52	President and Chief Operating Officer—Sheridan Books, Inc. (“SBI”)
G. Paul Bozuwa	48	Vice President—Global Business Development
Eric D. Lane	49	President and Chief Operating Officer – The Dingley Press, Inc. (“TDP”)
Christopher A. Pierce	60	Chairman—The Dingley Press, Inc. (“TDP”)
Thomas J. Baldwin	50	Director
Nicholas Daraviras	35	Director
Craig H. Deery	61	Director
Gary T. DiCamillo	58	Director
James L. Luikart	62	Director
Nicholas R. Sheppard	34	Director
George A. Whaling	72	Director

Anne Ringsma, Rainer Hampp and J. Rice Edmonds served on our board during 2008. Messrs. Ringsma and Hampp resigned during the fourth quarter of 2008. Mr. Edmonds resigned in March 2009 and was replaced by Nicholas R. Sheppard.

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

Douglas R. Ehmann, Executive Vice President and Chief Technology Officer. Mr. Ehmann joined us in 1998 as our Vice President and Chief Technology Officer. He was promoted to Executive Vice President and Chief Technology Officer on January 1, 2009.  Prior to joining us, he worked at Northrop Grumman Corporation as a Sector Chief Information Officer for Information Systems from 1995 to 1998 and in the Management Systems Division at the Procter & Gamble Company from 1981 to 1995. He holds a B.S., an M.E. and an M.B.A. from Cornell University.

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

Ms. Stricker, President and Chief Operating Officer of TSP, and Ms. Davidson, Group President, Sheridan Publication Services, are sisters.

Gary J. Kittredge, President and Chief Operating Officer—DPC, DJS and ULI.  Mr. Kittredge joined us in 2000, and effective January 1, 2008 began serving as President and Chief Operating Officer of DPC, DJS, and ULI.  From April 2006 to 2008, he served as President and Chief Operating Officer of DPC and DJS.  From 2002 to 2006, he served as President and Chief Operating Officer of CCP. From 2000 to 2002, he served as Executive Vice President of CCP. Prior to joining us, Mr. Kittredge was the General Manager and Vice President of Manufacturing for IPD Printing. Prior to that, he served as a Business Unit Manager and Manager of Technical Development of Litho-Krome Co., a subsidiary of Hallmark Cards, Incorporated. He holds a B.S. and an M.S. from Rochester Institute of Technology.

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

G. Paul Bozuwa, Vice President—Global Business Development. Mr. Bozuwa joined us in 1991 and effective January 1, 2007 began serving as Vice President, Global Business Development. Mr. Bozuwa served as President of DJS from 2002 to 2006.  From 1995 to 2002, he served as President and Chief Operating Officer of CCP. From 1991 to 1995, he served as Chief Financial Officer of CCP. Mr. Bozuwa is active in industry affairs serving as past Chairman of the Finance Committee and past Treasurer of the Council of Science Editors. He was also the Chairman of the task force on Science, Journals, Poverty and Human Development. Prior to joining us, he was an Associate of Kearsarge Ventures, a venture fund, from 1989 to 1991. Mr. Bozuwa holds a B.A. from Dartmouth College and an M.B.A. from the University of New Hampshire.

Eric D. Lane, President and Chief Operating Officer—TDP. Mr. Lane joined us in 1986 and effective October, 2008 began serving as President and Chief Operating Officer of TDP.  From 2000 to 2008 he served as Vice President of Finance of TDP.  From 1986 to 2000 he served as Controller of TDP.  Mr. Lane holds an A.S. in Accounting from Andover College.

Christopher A. Pierce, Chairman—TDP. Mr. Pierce joined us in May 2004, upon the consummation of the Dingley Acquisition, and since April 1, 2006, has served as Chairman of TDP. From 2004 to 2006, he served as President and Chief Operating Officer of TDP. From 1980 to the time of the Dingley Acquisition, Mr. Pierce served as President of The Dingley Press. Mr. Pierce holds a B.A. from Bowdoin College.

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

Craig H. Deery, Director. Mr. Deery has been a member of our board of directors since August 2003.  He was also a member of our board of directors from 1991 through 2001.  Mr. Deery was a Managing Director of JCP from 2002 to 2003. From 1987 to 2002, Mr. Deery was a Managing Director at BancBoston Capital, where he served on the management committee of BancBoston Capital. While at BancBoston Capital, Mr. Deery supervised a direct investment portfolio of $500 million, including mezzanine securities and equity as a minority, co-invest, and control investor. Prior to 1987, Mr. Deery spent fifteen years at BancBoston, serving as a team leader in domestic lending and as Deputy Managing Director and Senior Credit Officer of BancBoston Australia, Ltd. Mr. Deery holds a B.A. from Bucknell University and an M.B.A. from New York University.

Gary T. DiCamillo, Director. Mr. DiCamillo has been a member of our board of directors since 1989. Mr. DiCamillo has served as President and Chief Executive Officer of Radia International in Dedham, Massachusetts since 2005. From 2002 to 2005, Mr. DiCamillo served as President, Chief Executive Officer, and Director of TAC Worldwide Companies. From 1995 to 2002, he was Chairman and Chief Executive Officer of Polaroid Corporation and from 1993 to 1995 he was President of Worldwide Power Tools for Black & Decker Corporation. Mr. DiCamillo holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. DiCamillo is also a director of 3Com Corporation and Whirlpool Corporation.

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

Nicholas R. Sheppard, Director. Mr. Sheppard was a member of our board of directors from 2003 to 2007, rejoining our board in March 2009.  Mr. Sheppard is a Managing Director of BRS. Prior to joining BRS in 2000, he worked as a Consultant in the London and New York offices of Marakon Associates, a strategy consulting firm. Mr. Sheppard received his BSc from the London School of Economics and Political Science and his MBA from The Wharton School of the University of Pennsylvania.  Mr. Sheppard is a director of Lazy Days R.V. Center, Inc.

George A. Whaling, Director. Mr. Whaling has been a member of our board of directors since 1998 and is Chairman of Kingston Capital Corporation in New York. From 1980 to 1997, he was Chairman and owner of the Petty Printing Company, a commercial web printer. Mr. Whaling holds a B.A. from Colgate University.

Index

Board Composition and Director Independence

The securities holders agreement among BRS, JCP and the other stockholders of TSG Holdings Corp. provides that TSG Holdings Corp.’s and our board of directors will consist of eight members, including four designees of BRS (who currently are Messrs. Baldwin, DiCamillo, Sheppard and Saxton), four designees of JCP (who currently are Messrs. Daraviras, Deery, Luikart and Whaling).  Pursuant to the securities holders agreement, we may not take certain significant actions without the approval of each of BRS and JCP. Although our securities are not listed on the New York Stock Exchange, for purposes of this item we have adopted the definition of “independence” applicable under the listing standards of the New York Stock Exchange. Using such definition, the board of directors has determined that each of Messrs. DiCamillo, Deery and Whaling is independent. If we were listed on the New York Stock Exchange, we would be exempt from certain independence requirements with respect to our board of directors and board committees under the “controlled company” exemption. See Part III, Item 13, “Certain Relationships and Related Transactions—Securities Holders Agreement.”

Audit Committee

The board of directors has an audit committee. The audit committee consists of Messrs. Daraviras, DiCamillo and Sheppard. The audit committee reviews our financial statements and accounting practices, selects our independent registered public accounting firm and oversees our internal audit function. The responsibilities of the Audit Committee are defined in a charter, which has been approved by the Board of Directors. In carrying out their responsibilities, the Committee has reviewed and discussed our audited financial statements with management, and it has discussed the matters which are required to be discussed by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees), with our Independent Registered Public Accounting Firm. In addition, the Committee has reviewed the written disclosures required by Independence Standards Board Standard No. 1, as amended and adopted by the Public Company Accounting Oversight Board, which were received from our Independent Registered Public Accounting Firm, and has discussed the Independent Registered Public Accounting Firm’s independence with them. The Audit Committee has reviewed the fees of the Independent Registered Public Accounting Firm for non-audit services and believes that such fees are compatible with the independence of the Independent Registered Public Accounting Firm.

Based on these reviews and discussions, the Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and certain other executive officers (collectively, the named executive officers) for 2008 (as presented in the tables which follow this CD&A).

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

Setting Executive Compensation

Based on the foregoing philosophy, the company’s annual and long-term incentive-based cash and non-cash executive compensation has been structured to (a) pay competitive levels of compensation in order to attract and retain qualified executives, (b) motivate executives to achieve the short-term and long-term business goals set by us and reward the executives for achieving such goals and (c) reward long-term performance. We compete with many larger companies for top executive-level talent.  Competitors include RR Donnelley, Quebecor, Cenveo (previously Cadmus), Quad Graphics, Edwards Brothers, and numerous other printing companies. We consider these our primary competitors because we compete against these companies in each of our market segments. Accordingly, we generally consider the compensation paid to similarly situated executives at these larger corporations, together with individual experience, performance and cost-of-living factors, when determining the overall compensation available to our named executive officers. Variations to this objective may occur as dictated by the experience level of the individual and market factors. A significant percentage of total compensation is allocated to incentive compensation. However, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, market data, internal pay equity and performance are the factors considered in determining the appropriate level and mix of incentive compensation.

2008 Executive Compensation Components

For the fiscal year ending December 31, 2008, the principal components of compensation for named executive officers were:

•	Base salary;
•	Non-equity annual incentive compensation;
•	Stock-based incentive compensation;
•	Non-qualified deferred compensation program; and
•	Perquisites and other benefits.

We have also entered into employment agreements and/or change in control arrangements with all of the named executive officers. In addition to the compensation components listed above, these agreements provide for post-employment severance payments and benefits in the event of a termination of employment under certain circumstances.  The terms of these agreements are described in more detail below (see the section entitled “Potential Payments on Termination or a Change in Control”). We believe that these agreements provide an incentive to the named executive officers to remain with us and serve to align the interests of the executives and the stockholders in the event of a potential acquisition. Additionally, retention awards, made to the Deferred Compensation Plan described below, were provided to certain named executive officers (excluding our CEO) whose retention is determined by our board of directors to be critical to our ongoing success.

Base Salary

We provide the named executive officers with base salaries to compensate them for services rendered during the fiscal year. The base salaries for our CEO, Messrs. Jakobe and Pierce, and Mss. Davidson and Stricker are contained in their respective employment agreements and are subject to increase at the discretion of our board of directors.  Base salary levels are intended to reflect an individual’s responsibilities, performance and expertise and are designed to be competitive with salary levels in effect at other manufacturing companies, and in particular, companies within the printing industry. Accordingly, we establish salaries for the named executive officers on the basis of personal performance and by reviewing available national and printing industry compensation data from time to time, including published salary surveys regarding compensation of officers of larger and smaller companies, both within and outside the printing industry. Our CEO annually reviews and provides his subjective assessment of the performance of each of our named executive officers and recommends whether any adjustment to base salary for any named executive officer should be considered by the compensation committee.  The compensation committee generally affords significant consideration to the CEO’s recommendations based on his proximity to the other named executive officers and understanding of their day-to-day performance and responsibilities.  In setting the 2008 base salary for Mr. Pierce, the compensation committee also considered the additional annual non-compete payments made to Mr. Pierce pursuant to his employment agreement.  Based on the CEO’s recommendations and the compensation committee’s review of available market data, the compensation committee set base salaries for 2008 at the levels reported in the Summary Compensation Table, below.  The compensation committee believes such salaries are in line with market data and reflect the responsibilities, performance and expertise of our named executive officers.

Index

Annual Incentive Compensation

Management Performance Incentive Plan.  Annual cash bonuses are included in our executive compensation program because we believe that a significant portion of each named executive officer’s compensation should be contingent on our annual performance, as well as the individual contribution of the executive.  Accordingly, our named executive officers participate in a management performance incentive plan, which compensates them for achievement of certain objectives established annually by our board of directors. For 2008, these objectives are based on our earnings before interest, taxes, depreciation and amortization (“EBITDA”), the EBITDA of each executive’s operating subsidiary and individual performance.   Since we are owned by private equity investors, we are operated to maximize cash flow and EBITDA is the primary measure of the cash flow generated by us.  Under the management performance incentive plan, our executive officers are eligible to receive a maximum award of 50% of base salary, except Mr. Saxton, whose maximum award is 100% of base salary.   Maximum award amounts are developed based on market data but also set at a level to insure that a significant portion of potential compensation is tied to delivering results.  For fiscal year 2008, management performance incentive awards were based upon achievement of corporate EBITDA financial objectives and individual performance objectives.  Upon completion of the fiscal year, the compensation committee assesses our performance for each corporate financial objective, comparing actual year-end results to the objectives.  Then individual performance is evaluated and an overall award is calculated. We believe that disclosing individual business unit EBITDA goals for the named executive officers would reveal business strategy and expose us to competitive harm.

The board of directors established the financial performance objectives for our named executive officers for 2008 and designated the portion of each named executive officer’s annual bonus that would be eligible to be paid based on a subjective assessment of such individual’s performance, in the board’s discretion. There is no calculation or metric used for determining the subjective individual performance score; it is determined in the Board’s discretion based on the input of the CEO and the board’s view of the individual named executive officer’s contribution to our success.

The financial objectives are set based on the annual plan that is approved by the Board of Directors.  For 2008, the maximum target is set to be approximately 2-4% above the target and the minimum is set to be approximately 8-10% below the target. As stated earlier, EBITDA is the primary measure that private equity investors like ours use to determine the success of their portfolio companies, since this is a good measure of the cash flow generation capability of a company. We have focused all of our reward systems on EBITDA generation. This is very typical for companies owned by private equity investors. TSG and operating company subsidiary EBITDA targets are set at levels to incent improvement over previous-year operating results and are designed to be relatively challenging to achieve at the target levels and very difficult to obtain above target levels, consistent with the company annual financial plan that is approved by the board of directors.  Accordingly, the Board of Directors sets financial performance goals at levels that it expects will be achieved, at least in part, for a fiscal year.  As detailed below, TSG financial targets have been achieved in one out of the last three fiscal years. With the exception of the 2006 and 2008 TDP EBITDA targets set for Mr. Pierce, operating company subsidiary EBITDA targets have been achieved at least at the threshold level in each of the last three years.

Mr. Saxton was eligible for a maximum award of 100% of base salary in 2008.  50% of this award was based on attainment of TSG financial objectives, 25% was based on attainment of Sheridan Europe financial objectives, and 25% was discretionary based on individual performance.  The TSG and Sheridan Europe financial objectives were not achieved for fiscal year 2008; therefore, no award was earned for these components.  In addition, because these financial objectives were not achieved, no amount was awarded in respect of the discretionary component.  For 2007, Mr. Saxton was eligible for a maximum award of 100% of his base salary.  50% of this award was based on attainment of TSG financial objectives, 25% was based on successfully completing Holdings’ acquisition and assimilation of Euradius BV and Euradius International BV, and 25% was discretionary based on individual performance.  100% of the 2007 bonus was earned.  For 2006, TSG financial targets were not met and only the discretionary portion of the bonus was earned.  Mr. Saxton’s bonus payments for 2007 and 2006, respectively, were $560,000 and $102,000.

Index

Mr. Jakobe was eligible for a maximum award of 50% of base salary in 2008.  50% of this award was based on attainment of TSG financial objectives, 25% was based on attainment of Sheridan Europe financial objectives, and 25% was discretionary based on individual performance.  The TSG and Sheridan Europe financial objectives were not achieved for fiscal year 2008; therefore, no award was earned for these components.  In addition, because these financial objectives were not achieved, no amount was awarded in respect of the discretionary component.  For 2007, Mr. Jakobe was eligible for a maximum award of 50% of his base salary.  50% of this award was based on attainment of TSG financial objectives, 25% was based on successfully completing Holdings’ acquisition and assimilation of Euradius BV and Euradius International BV, and 25% discretionary based on individual performance.  100% of the 2007 bonus was earned.  For 2006, TSG financial targets were not met and only the discretionary portion of the bonus was earned.  Mr. Jakobe’s bonus payments for 2007 and 2006, respectively, were $135,000 and $30,000.

Ms. Davidson was eligible for a maximum award of 50% of base salary in 2008.  50% of this award was based on attainment of Publications financial objectives, 25% was based on attainment of Sheridan US (TSG) financial objectives, and 25% was discretionary based on individual performance.  The TSG financial objectives were not attained for fiscal year 2008; therefore, no award was earned for this component.  Ms. Davidson received an incentive award equal to 42.5% of the maximum award, calculated as follows:  27.4% for achieving Publications EBITDA financial targets ($44,600) and 15% as a discretionary award ($24,400) for individual performance based on the board’s view of her effectiveness as Group President - Sheridan Publication Services.   The total 2008 award was equal to $69,000, or approximately 21.2% of her base salary. For 2007, Ms. Davidson received an incentive award equal to 84.9% of the maximum award as follows:  25% for achieving TSG maximum EBITDA, 16.06% for TSP EBITDA, 16.66% for DPC EBITDA, 2.20% for ULI EBITDA, and 25% discretionary for individual performance.  For 2006, Ms. Davidson received an incentive award equal to 75% of the maximum award as follows:  50% for achieving TSP maximum financial targets and 25% for individual performance.  The TSG EBITDA threshold was not achieved; therefore, no award was earned for this component.  Ms. Davidson’s bonus payments for 2007 and 2006, respectively, were $123,200 and $95,700.

Mr. Pierce was eligible for a maximum award of 50% of base salary in 2008.  50% of this award was based on attaining TDP financial objectives, 25% was based on TSG EBITDA, and 25% was discretionary based on individual performance.  The TDP and TSG financial objectives were not achieved for fiscal year 2008; therefore, no award was earned for these components.  In addition, because these financial objectives were not achieved, no amount was awarded in respect of the discretionary component.  For 2007, Mr. Pierce received an incentive award of 86.9% of the maximum award as follows:  36.9% for achieving TDP financial targets, 25% for achieving TSG maximum EBITDA, and a 25% discretionary award for individual performance.  The total 2007 award was equal to $102,100, or approximately 43.4% of his base salary.  Mr. Pierce did not earn any bonus payment for 2006 as TDP and TSG financial targets were not met.

Ms. Stricker was eligible for a maximum award of 50% of base salary in 2008.  50% of this award was based on attainment of TSP financial objectives, 25% was based on TSG EBITDA, and 25% was discretionary based on individual performance.  Ms. Stricker received an incentive award equal to 75% of the maximum award as follows:  50% for achieving TSP financial targets ($60,000) and a 25% discretionary award for individual performance ($30,000) based on the board’s view of her effectiveness as President and Chief Operating Officer of TSP.  There is no minimum threshold for the discretionary portion of the bonus.  It is totally discretionary based on the board’s view of an individual’s contribution to our success.  The total 2008 award was equal to $90,000, or approximately 37.5% of her base salary.  For 2007, Ms. Stricker received an incentive award equal to 98.2% of the maximum award, or approximately 49.1% of her base salary as follows:  48.2% for achieving TSP financial targets, 25% for achieving TSG maximum EBITDA and 25% discretionary based on individual performance.  For 2006, Ms. Stricker was eligible for a maximum award of 50% of her base salary with 75% of the award based on attainment of TSG financial objectives and 25% discretionary based on individual performance.  The TSG threshold was not met in 2006 and only the discretionary award was earned.  Ms. Stricker’s bonus payments for 2007 and 2006, respectively, were $113,000 and $27,500.

Annual incentive compensation awards for 2008, 2007 and 2006 appear as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.  Plan threshold, target and maximum are disclosed in the Grants of Plan-Based Awards table.

Profit Sharing Plan.  The Sheridan Group Profit Sharing Plan is a broad-based incentive program provided to all eligible employees at each location, excluding TDP and DJS.  The annual discretionary profit sharing contribution for each participating operating subsidiary company is determined by a formula approved each year by our board of directors.

Under the formula approved for 2008, a guideline has been established of 10% of EBITDA for TSP, SBI and DPC, and 5% for ULI.  If company EBITDA is a positive number, the established percent of EBITDA is put into the profit sharing pool.  The total dollar contribution for an operating subsidiary cannot exceed 10% (or 5% for ULI) of its total payroll for the year. Additionally, a company must also meet a minimum threshold of an 8% net profit margin (before profit sharing) in order to be eligible for profit sharing.

For 2008, all of the companies that participated in the Profit Sharing Plan, except for Dartmouth Printing Company, deposited profit sharing contributions into the employees’ accounts in our 401(k) plan; however if the contribution for certain management and highly compensated employees would otherwise exceed the contribution limits applicable to the 401(k) plan under the Internal Revenue Code, then the excess was contributed to the nonqualified deferred compensation plan, discussed below. Dartmouth Printing Company had an established cash payment policy when they were acquired, which remains in place, although employees may choose to put their cash into their 401(k) accounts.  In 2009, all companies transitioned to payment of profit sharing in cash and employees continue to have the option to put their cash into their 401(k) accounts.

Index

Amounts awarded to the named executive officers for 2008 under the Profit Sharing Plan were $23,000, $23,000, $0, $23,000, and $23,000 for each of Messrs. Saxton, Jakobe, and Pierce and Mss. Davidson and Stricker, respectively.  These amounts are reported in the “All Other Compensation” column in the Summary Compensation Table shown below.

Stock-Based Incentive Compensation

TSG Holdings Corp., our parent company, adopted a Stock-Based Incentive Compensation Plan in October 2003. The purpose of the 2003 Stock-Based Incentive Compensation Plan is to provide long-term equity incentives to assist us in attracting and retaining valued management employees through the award of options to purchase common stock of TSG Holdings Corp.  Option grants are designed to align the interests of officers and employees with those of the stockholders, to provide each individual with a significant incentive to manage our business from the perspective of an owner and to remain employed by us.  Eligible employees will receive options on terms determined by our board of directors.  The compensation committee considers the level of responsibility, position, past and expected performance, potential incentive payouts and annual base salary of each named executive officer when determining  awards to be made under the Stock-Based Incentive Plan. The stock option awards are recommended by the CEO to the compensation committee, who then makes a recommendation to our board of directors for approval.

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

No named executive officer received an option award in fiscal year 2008.

We do not require our named executive officers to maintain a minimum ownership interest in us or our affiliates.

Nonqualified Deferred Compensation

In General.  Our nonqualified deferred compensation program serves primarily to attract and retain qualified executives by providing them with enhanced tax deferral opportunities and retirement benefits in addition to those provided under our broad-based 401(k) plan.  Under the nonqualified deferred compensation plan, officers, directors and certain management employees may annually elect (via individual contracts) to defer a portion of their compensation, on a pre-tax basis. The benefit is based on the amount of compensation (salary and bonus) deferred, employer “make-whole” contributions, employer discretionary contributions and earnings on these amounts.  Make-whole contributions are matching and profit sharing contributions which we would have made to the participants’ accounts under the 401(k) plan were we not prohibited from making such contribution under the limits applicable to the 401(k) plan under the Internal Revenue Code.  For example, if a participant was eligible to receive 10% of compensation in a profit sharing contribution and the limit on compensation that could be taken into account in determining contribution amounts to the 401(k) plan for 2008 was $230,000, the maximum contribution the participant could receive under the 401(k) plan would be $23,000.  The make-whole contribution to the deferred compensation plan takes the difference between the participant’s salary and $230,000 and multiplies that number by the profit sharing contribution percentage of 10%.   Individuals are fully vested in deferred salary and bonus amounts; however, the make-whole contributions vest in full after two years of employment, which is the same schedule applicable to employer contributions under the 401(k) plan. The employer discretionary contributions become vested pursuant to a vesting schedule as determined by us.

Salary and bonus amounts deferred by named executive officers in 2008 under the nonqualified deferred compensation plan are shown in the “Executive Contributions” column of the Deferred Compensation Table below.  Employer make whole and discretionary contributions for 2008 are shown in the “Registrant Contributions” column of the Deferred Compensation Table and in the “All Other Compensation” column of the Summary Compensation Table.

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

Index

In 2008, our board of directors provided a retention award to Ms. Davidson in the amount of $81,250 in accordance with the terms of her existing employment agreement.  The retention awards for our named executive officers are disclosed under “All Other Compensation” on the Summary Compensation Table and in the Nonqualified Deferred Compensation table above under Registrant Contributions.

Other Compensation, Perquisites and Other Benefits

401(k) Plan.  We sponsor a defined contribution plan, or 401(k) Plan, intended to qualify under section 401 of the Internal Revenue Code. Substantially all of our employees are eligible to participate in the 401(k) Plan on the first day of the month in which the employee has attained 18 years of age and 90 days of employment. Employees may make pre-tax contributions of their eligible compensation, not to exceed the limits under the Internal Revenue Code. Employees may direct their investments among various pre-selected investment alternatives. During 2008, we matched 50% of the employee’s contributions, up to a maximum of 4% of the employee’s eligible compensation.  In addition, most of the companies that participated in the Profit Sharing Plan during 2008 deposited their Profit Sharing Plan contributions into the 401(k) plan. Certain participating companies also made a 1% of pay fixed contribution, for which the 90-day service requirement was waived.

Effective January 2009, we sponsor a Safe Harbor defined contribution plan, or 401(k) Plan, intended to qualify under section 401 of the Internal Revenue Code. We match the employee’s contributions, up to a maximum of 6% of the employee’s eligible compensation; 100% of the first 1% invested and 50% of the next 5% invested of the employee’s eligible compensation.  Employer contributions to the 401(k) plan, including profit sharing contributions, fixed contributions and employer matching contributions, vest after two years of employment.

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

Tax and Accounting Implications

Deductibility of Certain Compensation. Section 162(m) of the Internal Revenue Code imposes a $1.0 million limit on the deductibility of compensation paid to certain executive officers of public companies, unless the compensation meets certain requirements for “performance-based” compensation.  Although Section 162(m) does not apply to companies that do not have registered common equity securities, we generally consider the potential loss of deduction under Section 162(m) in designing certain types of compensation plans so that such plans may protect us from a potential loss of deduction if our common equity securities become publicly traded.  In determining executive compensation, the compensation committee considers, among other factors, the possible tax consequences to us and to the executives.  However, tax consequences, including but not limited to tax deductibility by us, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights) that are beyond our control.  In addition, the compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives.  For all of the foregoing reasons, the compensation committee, while considering tax deductibility as one of its factors in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible.  The compensation committee will, of course, consider alternative forms of compensation, consistent with its compensation goals, which preserve deductibility.

Accounting Impact.   The compensation committee does not consider potential accounting treatment in making decisions regarding equity-based or cash-based compensation.

Index

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report for the fiscal year ending December 31, 2008.

Thomas J. Baldwin
Craig H. Deery
James L. Luikart

The following table summarizes compensation awarded or paid by us during 2008, 2007 and 2006 to our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three next most highly compensated executive officers (our “named executive officers”).  Perquisites and other benefits included in the All Other Compensation column are disclosed and itemized in the “All Other Compensation” table below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

John A. Saxton	2008	599,567	—	—	2,102	—	107,287	708,956
President and Chief	2007	559,655	—	—	2,102	560,000	106,158	1,227,915
Executive Officer	2006	510,016	—	—	2,102	102,000	138,295	752,413

Robert M. Jakobe	2008	299,694	—	—	2,102	—	78,160	379,956
Executive Vice President	2007	269,805	—	—	2,102	135,000	68,696	475,603
and Chief Financial Officer	2006	240,032	—	—	2,102	30,000	47,259	319,393

Joan B. Davidson	2008	324,596	—	—	1,338	69,000	136,238	531,172
Group President Sheridan	2007	287,773	—	—	1,338	123,200	128,707	541,018
Publication Services	2006	257,239	40,135	—	1,338	95,700	115,786	510,198

Christopher A. Pierce	2008	237,651	107,952	—	1,223	—	4,324	351,150
Chairman - TDP	2007	234,972	108,002	—	1,223	102,100	4,588	450,885
	2006	234,988	107,952	—	1,223	—	2,940	347,103

Patricia A. Stricker	2008	239,917	135	—	1,032	90,000	58,437	389,521
President & COO - TSP	2007	228,278	135	—	1,032	113,000	58,789	401,234
	2006	221,782	—	—	1,032	27,500	43,362	293,676
______________________
(1) The amount reported for Ms. Davidson as “Bonus” for 2006 consists of a $40,000 payment made as part of a special incentive related to the closing of CCP and the transition of work from CCP to TSP. The additional $135 amount in 2006 for Ms. Davidson was a Christmas bonus.  Ms. Stricker received a $135 Christmas bonus in 2007 and 2008.  Mr. Pierce received a non-compete payment in 2008, 2007 and 2006, and a $50 gift card in 2007.

(2) The amounts reflected are the stock based compensation expense recognized pursuant to FAS 123(R) in 2008, 2007, and 2006 for stock options. Assumptions used in the calculation of these amounts are disclosed in note 2 in our Consolidated Financial Statements for the fiscal year ending December 31, 2008, included in this annual report.

(3) The amounts reported as “Non-Equity Incentive Plan Compensation” for 2008, 2007 and 2006 consist of bonuses paid as management performance incentive compensation.

(4) The amounts reported as “All Other Compensation” for 2008, 2007 and 2006 are itemized in the “All Other Compensation” table below.

Index

All Other Compensation

Name	Year	Spousal Travel	Taxable Relocation Income	Retention Awards	Additional Disability Coverage	Taxable Term Life	Physical Program	GTL Taxable Income	Profit Sharing	Profit Sharing Make Whole	401k Match	401(k) Fixed 1%	401(k) Make Whole	Total All Other Comp
		($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)

John A. Saxton	2008	—	—	—	4,000	12,230	—	4,391	23,000	43,666	4,600	2,300	13,100	107,287
President and Chief	2007	—	—	—	4,000	12,230	5,634	4,082	22,500	39,202	4,500	2,250	11,760	106,158
Executive Officer	2006	1,238	—	—	4,000	12,230	140	3,695	22,000	67,994	4,400	2,200	20,398	138,295

Robert M. Jakobe	2008	—	—	30,000	2,735	—	3,731	2,069	23,000	7,481	4,600	2,300	2,244	78,160
Executive Vice President	2007	—	—	27,000	1,384	—	3,575	983	22,500	5,003	4,500	2,250	1,501	68,696
and Chief Financial Officer	2006	—	—	—	—	—	—	858	22,000	13,693	4,400	2,200	4,108	47,259

Joan B. Davidson	2008	959	—	81,250	2,740	—	—	788	23,000	15,847	4,600	2,300	4,754	136,238
Group President Sheridan	2007	611	—	72,500	1,544	—	2,969	695	22,500	16,472	4,500	2,250	4,666	128,707
Publication Services	2006	605	—	63,750	268	—	—	599	22,000	17,017	4,400	2,200	4,947	115,786

Christopher A. Pierce	2008	—	—	—	—	—	—	2,392	—	—	1,932	—	—	4,324
Chairman - TDP	2007	—	—	—	—	—	—	1,290	—	—	3,298	—	—	4,588
	2006	—	—	—	—	—	—	1,290	—	—	1,650	—	—	2,940

Patricia A. Stricker	2008	—	—	24,000	—	—	—	373	23,000	3,241	4,600	2,300	923	58,437
President &	2007	—	—	23,000	—	—	2,974	355	22,500	2,918	4,500	2,250	292	58,789
COO - TSP	2006	—	—	—	—	—	—	337	22,000	11,096	4,400	2,200	3,329	43,362

Retention awards and make-whole contributions are invested in the deferred compensation plan. Profit sharing, 401(k) match and 1% fixed contributions are invested in the 401(k) plan.

Grants of Plan-Based Awards

		(1) Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	($/sh)	Awards
		($)	($)	($)	($)	($)	($)	($)	($)

John A. Saxton	N/A	150,000	490,000	600,000
President and Chief
Executive Officer

Robert M. Jakobe	N/A	37,500	122,500	150,000
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	N/A	40,625	132,300	162,500
Group President Sheridan
Publication Services

Christopher A. Pierce	N/A	29,375	95,600	117,500
Chairman - TDP

Patricia A. Stricker	N/A	30,000	94,400	120,000
President & COO - TSP
______________________
(1) The “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” for 2008 consist of Threshold, Target and Maximum bonus earnings possible under the Management Performance Incentive Plan. The maximum bonus potential for Mr. Saxton is 100% of annual base salary. For Messrs. Jakobe and Pierce and Mss. Davidson and Stricker, the maximum bonus potential is 50% of annual base salary. All bonus payments are reviewed and approved by our board of directors.  Refer to Non-Equity Incentive Plan Compensation in the summary compensation table for actual payments of incentive plan awards for the year ended December 31, 2008.

Index

There were no stock options awarded under the Stock-Based Incentive Compensation Plan in 2008.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable) (1)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

John A. Saxton	2,750		2,750	10.00	11/16/2013

Robert M. Jakobe	2,750		2,750	10.00	11/16/2013

Joan B. Davidson	1,750		1,750	10.00	11/16/2013

Christopher A. Pierce	1,600		1600	10.00	11/16/2013

Patricia A. Stricker	1,350		1,350	10.00	11/16/2013
______________________
(1) Stock option awards were awarded on October 16, 2003. The shares began vesting on January 1, 2004. Twenty percent (20%) of the time-based shares vest each year on January 1st, i.e. 20% vested on January 1, 2005, 20% vested on January 1, 2006, 20% vested on January 1, 2007, 20% vested on January 1, 2008, and the remaining 20% will vest on January 1, 2009.  As of December 31, 2008, 80% of the Named Executive Officers’ time-based shares were vested. Because our 2008 performance targets were not met, only 20% of performance shares vested through December 31, 2008. The established performance-based option targets (per share equity values) are $20/share on 1/1/05, $52/share on 1/1/06, $86/share on 1/1/07, $118/share on 1/1/08, $148/share on 1/1/09, $178/share on 1/1/10. See Stock-Based Incentive Compensation under the Compensation Discussion and Analysis for details on the vesting schedule.

Index

Option Exercises and Stock Vested in Last Fiscal Year

Option Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($)

John A. Saxton	—	—
President and Chief
Executive Officer

Robert M. Jakobe	—	—
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	—	—
Group President Sheridan
Publication Services

Christopher A. Pierce	—	—
Chairman – TDP

Patricia A. Stricker	—	—
President & COO – TSP
______________________
(1) No options were exercised during 2008.

Nonqualified Deferred Compensation

Name	Executive Contributions in last FY ($)	Registrant Contributions in Last FY ($) (Retention Bonus and Make-Wholes) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

John A. Saxton	15,600	56,766	(54,243)	—	80,699

Robert M. Jakobe	2,600	39,725	(62,274)	41,291	80,957

Joan B. Davidson	17,912	101,851	(158,421)	74,515	291,595

Christopher A. Pierce	—	—	—	—	—

Patricia A. Stricker	—	28,164	(60,401)	28,676	50,215
______________________
(1) Registrant contributions for Fiscal Years ending 2008, 2007 and 2006, respectively, that were included in the Summary Compensation Table are as follows: Mr. Saxton - Make Whole Contributions of $56,766, $50,962, and $88,392; Mr. Jakobe – Make Whole Contributions of $9,725, $6,504, and $17,801 and Retention Awards of $30,000, $27,000, and $0; Ms. Davidson – Make Whole Contributions of $20,601, $21,138, and $21,964 and Retention Awards of $81,250, $72,500, and $63,750; Mr. Pierce – Make Whole Contributions and Retention Awards of $0, $0 and $0; and Ms. Stricker – Make Whole Contributions of $4,164, $3,210, and $14,425 and Retention Awards of $24,000, $23,000, and $0. Retention awards and employer make-whole contributions (described below) are reported in the Summary Compensation Table in the “All Other Compensation” column.

The types of compensation that may be deferred under our nonqualified deferred compensation plan are salary, profit share and bonus (deferred at the employee’s election), employee retention awards, employer make-whole contributions, employer discretionary contributions and earnings on the deferrals. The individuals are fully vested in the compensation deferred; however, the make-whole contributions, the employer discretionary contributions and employee retention awards are subject to vesting requirements. Make-whole contributions vest once the employee has attained two years of service.  Employee retention awards cliff vest after five years.  Employees may defer up to 20% of their base salary and up to 100% of any earned bonus or profit share into the deferred compensation program on an annual basis.  Earnings under the nonqualified plan are calculated by reference to the return on investment funds selected by the executives from a menu of investment fund options offered under the plan.  These investment fund options are the same options as are available to all participants under our 401(k) plan.  Participants may change their investment fund elections at any time.   A participant may elect distribution of their vested account balance at a fixed payment date, no earlier than the third calendar year after the calendar year in which the initial election is made, five years after a previously-scheduled distribution is to be made, or upon separation of service from the company.

Index

The table below shows the funds available under our 401(k) plan and their annual rate of return for the calendar year ended December 31, 2008:

Deferred Compensation Investment Options

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Fidelity Advisor Freedom 2010 A	-26.61	Fidelity Advisor Freedom 2025 A	-35.37
Fidelity Advisor Freedom 2020 A	-33.76	Fidelity Advisor Freedom 2035 A	-39.53
Fidelity Advisor Freedom 2030 A	-38.90	Fidelity Advisor Freedom 2045 A	-41.34
Fidelity Advisor Freedom 2040 A	-40.76	Fidelity Advisor High Income Advantage	-38.93
Fidelity Advisor Freedom 2050 A	-42.44	Legg Mason Value, FI	-54.77
Maxim Money Market Portfolio	1.94	Franklin Small-Mid-Cap Growth Fund A	-42.51
Legg Mason Investment Grade Income	-26.18	Legg Mason Special Investment FI	-53.95
PIMCO Low Duration Fund A	-1.68	Pennsylvania Mutual Fund Consultant CI	-35.52
Davis NY Venture Fund	-40.03	American Funds EuroPacific A	-40.53
Hartford Capital Appreciation	-46.09	RS Value Fund	-41.73
Fidelity Advisor Freedom 2015 A	-28.37	American Funds Growth Fund of America	-39.07

Potential Payments on Termination or Change of Control

Our employment agreements with Mr. Saxton, Mr. Jakobe, Mr. Pierce, Ms. Stricker and Ms. Davidson provide that if the executive is terminated by us without “cause” or by the executive for “good reason,” the executive will be entitled to receive the following amounts:  (1) severance pay equal to his or her annual base salary and average annual incentive bonus during the two years preceding the termination for a period of 18 months in the case of Messrs. Jakobe and Pierce and Mss. Davidson and Stricker, and 24 months in the case of Mr. Saxton, (2) all amounts credited to the executive under our deferred compensation plan will fully vest and become payable in a single lump sum and (3) the executive will continue to have coverage under our health insurance plan for 18 months, or 24 months in the case of Mr. Saxton.  A termination shall be for “cause,” as defined in the agreements, if any one or more of the following has occurred:  i) the employee shall have committed an act of fraud, embezzlement or misappropriation against the employer, including, but not limited to, the offer, payment, solicitation or acceptance of any unlawful bribe or kickback with respect to the employer’s business; or, ii) the employee shall have been convicted by a court of competent jurisdiction of, or pleaded guilty or nolo contendere to, any felony or any crime involving moral turpitude; or, iii) the employee shall have refused, after explicit written notice, to obey any lawful resolution of or direction by the Board which is consistent with his duties; or, iv) the employee has been chronically absent from work (excluding vacations, illnesses or leaves of absence approved by the Board); or, v) the employee shall have failed to perform the duties incident to his employment with the employer on a regular basis, and such failure shall have continued for a period of twenty (20) days after written notice to the employee specifying such failure in reasonable detail (other than as a result of the employee’s disability); or, vi) the employee shall have engaged in the unlawful use (including being under the influence) or possession of illegal drugs on the employer’s premises; or vii) the employee shall have breached any one or more of the provisions of the Stock Purchase Agreement, dated as of August 1, 2003, among The Sheridan Group, Inc. and its stockholders as amended and in effect from time to time, and such breach shall have continued for a period of ten (10) days after written notice to the employee specifying such breach in reasonable detail.  “Good reason” is defined as the occurrence of: i) a material reduction in the employee’s status, position, scope of authority or responsibilities, the assignment to the employee of any duties or responsibilities which are materially inconsistent with such status, position, authority or responsibilities; involuntary relocation of the employee to an extent requiring an increase in his commute to his normal place of employment of more than 50 miles; or any removal of the employee from or failure to reappoint him to any of positions to which the employee has been appointed by the employer, except in connection with the termination of his employment; or, ii) a material reduction by the employer in the employee’s compensation or benefits, except in conjunction with a general reduction by the employer in the salaries of its executive level employees or the TSG site management team.

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

Index

The following table summarizes potential benefits that each of the Named Executive Officers would have received under their employment agreements or change in control arrangements on December 31, 2008, if a termination without cause or for good reason occurred, or they had been terminated following a change in control.

Named Executive Officer	Severance Pay	Incentive Pay	Deferred Compensation	COBRA (Employer’s Portion)

John A. Saxton	$1,200,000	$560,000	$80,699	$16,085
Robert M. Jakobe	$450,000	$101,250	$80,957	$12,065
Joan B. Davidson	$487,500	$144,150	$291,595	$12,065
Patricia A. Stricker	$360,000	$152,250	$50,215	$16,984
Christopher A. Pierce	$352,500	$76,575	$0	$16,984

Compensation of Directors

Beginning on January 1, 2008, each director who is not also one of our executive officers or an employee of BRS or JCP will receive a fee of $30,000 per year for their service on our board of directors. The chairman of the audit committee (Mr. DiCamillo) will receive an additional fee of $5,000 per year. All directors are reimbursed for any personal expenses incurred in the conduct of their duties as a director. There were no stock options awarded to directors during 2008. A summary of fees paid to our directors in 2008 is as follows:

Name	Fees Earned or Paid in Cash		All Other Compensation	Total
	($)		($)	($)

Gary T. DiCamillo	35,000	(1)	—	35,000

Craig H. Deery	30,000	(1)	—	30,000

Rainer Hampp	30,000	(2)	—	30,000

Anne Ringsma	30,000	(2)	—	30,000

George A. Whaling	30,000		—	30,000
______________________
(1) Messrs. DiCamillo and Deery elected deferred payment of their annual director’s fees in 2008.
Their fees are invested in TSG’s Non-Qualified Deferred Compensation Plan rather than paid in cash.
See Compensation Discussion and Analysis for further details.

(2) Messrs. Hampp and Ringsma resigned from the Board of Directors in 2008.

Compensation Committee Interlocks and Insider Participation

In 2008, the compensation committee consisted of Messrs. Baldwin, Deery and Luikart. None of the members of the compensation committee are currently, or have been at any time since the time of our formation, one of our officers or employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of TSG Holdings Corp, which has pledged our shares as security for our obligations under our working capital facility. The following table sets forth certain information regarding the beneficial ownership of TSG Holdings Corp., as of March 30, 2009, by (i) each person or entity known to us to own more than 5% of any class of TSG Holdings Corp.’s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. TSG Holdings Corp.’s outstanding securities consist of about 597,433 shares of TSG Holdings Corp. common stock and about 45,327 shares and 4,234 shares of TSG Holdings Corp. Series A and Series B preferred stock, respectively, the terms of which are described in more detail below. Additionally, there are 18,650 options to purchase common stock outstanding that are held by our executive officers. To our knowledge, each of such stockholders will have sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

Index

	Number and Percent of Shares of TSG Holdings Corp. (1)
	Preferred Stock				Common Stock
	Series A		Series B
	Number	Percent	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Bruckmann, Rosser, Sherrill & Co. II, L.P. (2) 126 East 56th Street, New York, NY, 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
Funds affiliated with Jefferies Capital Partners (3) 520 Madison Avenue, New York, NY 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
Christopher A. Pierce (4)(5)	3,096	6.8%	289	6.8%	42,577	7.1%

Named Executive Officers and Directors:
John A. Saxton (4)(6)(7)	1,340	3.0%	125	3.0%	20,902	3.5%
Robert M. Jakobe (4)(8)(9)	108	*	10	*	4,721	*
Joan B. Davidson (4)(10)	67	*	6	*	2,980	*
Christopher A. Pierce (4)(11)	3,096	6.8%	289	6.8%	42,577	7.1%
Patricia A. Stricker (4)(12)	91	*	-	*	2,700	*
Thomas J. Baldwin (13)(14)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas Daraviras (15)	-	-	-	-	-	-
Craig H. Deery (4)	245	*	23	*	3,212	*
Gary T. DiCamillo (4)	268	*	25	*	3,520	*
James L. Luikart (15)(16)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas R. Sheppard (13)	-	-	-	-	-	-
George A. Whaling (4)	272	*	25	*	3,572	*
All executive officers and directors as a group (16 persons)(17)	44,316	97.8%	4,208	99.4%	602,012	97.6%
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

(4)
The address of each of Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Pierce, Ms. Stricker, Mr. Deery, Mr. DiCamillo, Mr. Whaling is c/o The Sheridan Group, Inc., 11311 McCormick Road, Suite 260, Hunt Valley, Maryland 21031.

(5)	Includes options to purchase 1,920 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(6)
Includes 17,602 common shares, 1,340 Series A preferred shares and 125 Series B preferred shares which are owned by LMWW Custodian FBO John A. Saxton Roll-over IRA. Mr. Saxton may be deemed to beneficially own such shares.

(7)	Includes options to purchase 3,300 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(8)	Includes 1,288 common shares and 108 Series A preferred shares which are owned by LMWW Custodian FBO Robert M. Jakobe Roll-over IRA. Mr. Jakobe may be deemed to beneficially own such shares.

(9)	Includes options to purchase 3,300 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(10)	Includes options to purchase 2,100 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(11)	Includes options to purchase 1,920 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(12)	Includes options to purchase 1,620 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(13)	The address of each of Mr. Baldwin and Mr. Sheppard is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, New York, New York 10022.

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

(17)	Includes options to purchase 19,190 shares of TSG Holdings Corp. common stock exercisable within 60 days.

TSG Holdings Corp. Preferred Stock

TSG Holdings Corp.’s Certificate of Incorporation provides that TSG Holdings Corp. may issue 200,000 shares of preferred stock, 50,000 of which is designated as 10% Series A Cumulative Compounding Preferred Stock (“Series A”), 20,000 of which is designated as 10% Series B Cumulative Compounding Preferred Stock (“Series B”) and 130,000 of which is undesignated. TSG Holdings Corp. preferred stock has a stated value of $1,000 per share for Series A and $1,428.89 per share for Series B and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding annually. As of March 30, 2009, there are issued and outstanding about 45,326 and 4,234 shares of Series A and Series B preferred stock, respectively.

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

TSG Holdings Corp. Common Stock

The Certificate of Incorporation of TSG Holdings Corp. provides that TSG Holdings Corp. may issue 1,000,000 shares of TSG Holdings Corp. common stock. About 597,433 shares of TSG Holdings Corp. common stock are issued and outstanding as of March 30, 2009. The holders of TSG Holdings Corp. common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	48,200	$12.55	5,060
Total	48,200	$12.55	5,060
______________________
(1)	As of December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dividend and Loan

On January 5, 2009, we executed a waiver to our working capital facility. The waiver allows us to pay a cash dividend and make a loan to our parent company, TSG Holdings Corp., which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that TSG Holdings Corp. uses the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by TSG Holdings Corp. (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. and to pay related expenses in connection therewith. On January 5, 2009, we paid a dividend in the aggregate amount of $8.0 million to TSG Holdings Corp. and made a loan in the principal amount of $2.0 million to TSG Holdings Corp. The loan will mature on January 4, 2012 and will accrue interest at the rate of 1.36% per year payable in cash or in kind on February 15 and August 15 each year. Subsequent to January 5, 2009, we paid an additional dividend in the amount of $1.1 million to TSG Holdings Corp. to pay expenses and other amounts in connection with the Stock Purchase.

Securities Holders Agreement

The second amended and restated securities holders agreement among BRS, JCP and the other stockholders of TSG Holdings Corp. provides that TSG Holdings Corp.’s and our board of directors will consist of eight members, including four designees of BRS and four designees of JCP. Also pursuant to the securities holders agreement, we may not take certain significant actions, such as incurrence of indebtedness in excess of certain thresholds or a sale of all or substantially all of our assets, without the approval of each of BRS and JCP.

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

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance – Board Composition and Director Independence.”

Index

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred fees for services performed by PricewaterhouseCoopers LLP as follows:

	Year ended December 31,	Year ended December 31,
(Dollars in thousands)	2008	2007

Audit fees (include the review of interim consolidated financial statements, annual audit of the consolidated financial statements and assistance with SEC filings)	$741	$737

Audit-related fees (include the review of internal controls and due diligence related to acquisitions)	50	9

Tax fees (include tax compliance, transactional consulting and advice for state tax issues )	316	136

All other fees (include license fees for online financial reporting and assurance literature)	2	16

Total	$1,109	$898

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
3.1.a
Third Amended and Restated Certificate of Incorporation of TSG Holdings Corp. (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference).

3.1.b	Amendment to Third Amended and Restated Certificate of Incorporation of TSG Holdings Corp.
3.2	Amended and Restated Bylaws of TSG Holdings Corp.†
3.3	Amended and Restated Articles of Incorporation of The Sheridan Group, Inc.†
3.4	Amended and Restated Bylaws of The Sheridan Group, Inc.†
3.5	Restated and Amended Articles of Association of Capital City Press, Inc.†
3.6	Restated and Amended By-laws of Capital City Press, Inc.†
3.7	Articles of Incorporation of Dartmouth Journal Services, Inc.†
3.8	Bylaws of Dartmouth Journal Services, Inc.†
3.9	Articles of Agreement of Dartmouth Printing Company, as amended.†
3.10	By-Laws of Dartmouth Printing Company.†
3.11	Certificate of Incorporation of Sheridan Books, Inc., as amended.†
3.12	By-laws of Sheridan Books, Inc.†
3.13	Certificate of Incorporation of The Sheridan Group Holding Company.†
3.14	By-Laws of The Sheridan Group Holding Company.†
3.15	Amended and Restated Articles of Incorporation of The Sheridan Press, Inc.†
3.16	By-Laws of The Sheridan Press, Inc.†
3.17	Amendment and Restatement of Articles of Incorporation of United Litho, Inc.†
3.18	By-Laws of United Litho, Inc.†
3.19	Amended and Restated Certificate of Incorporation of The Dingley Press, Inc.†
3.20	Amended and Restated Bylaws of The Dingley Press, Inc.^
4.1	Indenture, dated as of August 21, 2003, among Sheridan Acquisition Corp. and The Bank of New York, as trustee and notes collateral agent.†
4.2
Supplemental Indenture, dated as of August 21, 2003, among Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and The Bank of New York, as trustee and notes collateral agent.†

4.3	Form of 10.25% Senior Secured Note Due 2011 (included in Exhibit 4.1).†

Index

4.4	Registration Rights Agreement, dated as of August 21, 2003, by and between Sheridan Acquisition Corp. and Jefferies & Company, Inc.†
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
4.7
Third Supplemental Indenture, dated as of May 11, 2004, by and among The Sheridan Group, Inc., Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Lisbon Acquisition Corp., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and The Bank of New York, as trustee and notes collateral agent.†

4.8
Registration Rights Agreement, dated as of May 25, 2004, by and among The Sheridan Group, Inc., Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Lisbon Acquisition Corp., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and Jefferies & Company, Inc.†

10.1.a
Amended and Restated Revolving Credit Agreement, dated as of May 25, 2004, by and among The Sheridan Group, Inc., Fleet National Bank, as administrative agent, issuer and a lender, and the other financial institutions party thereto.†

10.1.b
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, by and among The Sheridan Group, Inc. and Bank of America, dated as of December 18, 2007 (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference).

10.1.c
Amendment No. 2 to Amended and Restated Revolving Credit Agreement, by and among The Sheridan Group, Inc. and Bank of America, dated as of May 12, 2008 (filed as Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference).

10.1.d
Waiver to Amended and Restated Revolving Credit Agreement, by and among The Sheridan Group, Inc. and Bank of America, dated as of January 9, 2009 (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference).

10.2
Intercreditor Agreement, dated as of August 21, 2003, among Sheridan Acquisition Corp., The Sheridan Group, Inc., the guarantors signatory thereto, The Bank of New York, as trustee and collateral agent, and Fleet National Bank.†

10.3
Second Amendment and Restatement to the Securities Holders Agreement and the Registration Rights Agreement by and among TSG Holdings Corp., The Sheridan Group Holdings (BRS) LLC and The Sheridan Group Holdings (Jefferies) LLC, dated as of March 30, 2009.

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

THE SHERIDAN GROUP, INC.

By:	/s/ John A. Saxton
	Name	John A. Saxton
:
	Title:	President and Chief Executive
Officer and Director

	Date:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Saxton	President and Chief Executive Officer and Director	March 31, 2009
John A. Saxton	(Principal Executive Officer)

/s/ Robert M. Jakobe	Chief Financial Officer	March 31, 2009
Robert M. Jakobe	(Principal Financial and Accounting Officer)

/s/ Thomas J. Baldwin	Director	March 31, 2009
Thomas J. Baldwin

/s/ Nicholas Daraviras	Director	March 31, 2009
Nicholas Daraviras

/s/ Craig H. Deery	Director	March 31, 2009
Craig H. Deery

/s/ Gary T. DiCamillo	Director	March 31, 2009
Gary T. DiCamillo

/s/ James L. Luikart	Director	March 31, 2009
James L. Luikart

/s/ Nicholas R. Sheppard	Director	March 31, 2009
Nicholas R. Sheppard

/s/ George A. Whaling	Director	March 31, 2009
George A. Whaling