Form 10-Q
period 2009-03-31
SHERIDAN GROUP INC
filed 2009-05-15
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

There was 1 share of Common Stock outstanding as of May 15, 2009.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended March 31, 2009

INDEX

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$475,141	$16,396,628
Accounts receivable, net of allowance for doubtful accounts of $1,118,787 and $1,080,208, respectively	35,137,222	34,266,288
Due from parent	100,000	73,488
Due from affiliated companies	-	588,724
Inventories, net	16,445,326	17,803,085
Other current assets	6,892,335	5,123,210
Refundable income taxes	3,115,673	2,894,829
Total current assets	62,165,697	77,146,252

Property, plant and equipment, net	124,135,830	127,063,798
Intangibles, net	34,615,046	35,004,531
Goodwill	40,979,426	40,979,426
Deferred financing costs, net	2,316,188	2,604,547
Due from parent - non current	2,006,196	-
Due from affiliated companies - non current	-	554,357
Other assets	1,315,385	1,743,828
Total assets	$267,533,768	$285,096,739

Liabilities
Current liabilities
Accounts payable	$19,874,483	$23,291,403
Accrued expenses	15,926,654	21,880,095
Working capital facility	1,894,211	-
Total current liabilities	37,695,348	45,171,498

Notes payable	164,951,126	164,946,468
Deferred income taxes and other liabilities	29,848,520	30,096,364
Total liabilities	232,494,994	240,214,330

Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	42,034,737	51,135,564
Accumulated deficit	(6,995,963)	(6,253,155)
Total stockholder's equity	35,038,774	44,882,409

Total liabilities and stockholder's equity	$267,533,768	$285,096,739

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$76,975,918	$92,392,113

Cost of sales	63,049,054	75,506,036

Gross profit	13,926,864	16,886,077

Selling and administrative expenses	9,304,165	10,656,527
Loss (gain) on disposition of fixed assets	6,536	(21,295)
Restructuring costs	147,966	-
Amortization of intangibles	373,406	441,497

Total operating expenses	9,832,073	11,076,729

Operating income	4,094,791	5,809,348

Other (income) expense:
Interest expense	4,656,126	4,614,996
Interest income	(13,321)	(85,051)
Other, net	64,421	261,175

Total other expense	4,707,226	4,791,120

(Loss) income before income taxes	(612,435)	1,018,228

Income tax provision	130,373	434,658

Net (loss) income	$(742,808)	$583,570

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2008	1	-	$51,135,564	$(6,253,155)	$44,882,409

Cash dividend	-	-	(9,105,227)	-	(9,105,227)
Share-based compensation	-	-	4,400	-	4,400
Net loss	-	-	-	(742,808)	(742,808)

Balance as of March 31, 2009	1	-	$42,034,737	$(6,995,963)	$35,038,774

The accompanying notes are an integral part of these consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(Unaudited)

	March 31, 2009	March 31, 2008
Cash flows used in operating actvities:
Net (loss) income	$(742,808)	$583,570
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	4,358,601	4,138,161
Amortization of intangible assets	373,406	441,497
Provision for doubtful accounts	39,387	49,807
Provision for inventory realizability and LIFO value	11,515	10,868
Stock-based compensation	4,400	3,000
Amortization of deferred financing costs and debt discount, included in interest expense	293,017	342,057
Deferred income tax provision	229,190	465,146
Loss (gain) on disposition of fixed assets	6,536	(21,295)
Changes in operating assets and liabilities
Accounts receivable	(910,321)	(9,082,360)
Inventories	1,346,244	(1,724,438)
Other current assets	(660,611)	(831,090)
Refundable income taxes	(180,863)	(198,126)
Other assets	404,541	968,780
Accounts payable	(2,198,666)	3,695,451
Accrued expenses	(1,707,838)	(3,067,886)
Accrued interest	(4,245,603)	(4,228,493)
Other liabilities	(423,242)	(952,766)
Net cash used in operating activities	(4,003,115)	(9,408,117)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,674,748)	(3,065,967)
Proceeds from sale of fixed assets	100	26,055
Advances paid to parent company, net	(2,032,708)	-
Net cash used in investing activities	(4,707,356)	(3,039,912)

Cash flows (used in) provided by financing activities:
Borrowing of working capital facility	15,308,211	-
Repayment of working capital facility	(13,414,000)	-
Proceeds from capital contribution from parent company	-	900
Dividends paid	(9,105,227)	-
Net cash (used in) provided by financing activities	(7,211,016)	900

Net decrease in cash and cash equivalents	(15,921,487)	(12,447,129)

Cash and cash equivalents at beginning of period	16,396,628	20,517,198

Cash and cash equivalents at end of period	$475,141	$8,070,069

Non-cash investing and financing activities
Asset additions in accounts payable	$463,746	$675,949

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of March 31, 2009 and our results of operations for the three month periods ended March 31, 2009 and 2008 and our cash flows for the three month periods ended March 31, 2009 and 2008. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10–K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

Effective January 1, 2008, we adopted the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  In February 2008, the FASB issued FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157, for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 for financial assets and liabilities on January 1, 2008. We adopted SFAS 157 for non-financial assets and liabilities on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. The adoption of SFAS 141R by us during the first quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows. We expect that its adoption will reduce our earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size and nature of acquisitions in periods subsequent to adoption.

Index

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It was adopted by us in the first quarter of fiscal 2009 and did not have a material impact on our financial position, results of operations or cash flows.

2.	Inventory

Components of net inventories at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Work-in-process	$7,511,203	$8,243,280
Raw materials (principally paper)	9,193,876	9,819,558
	16,705,079	18,062,838
Excess of current cost over LIFO inventory value	(259,753)	(259,753)
	$16,445,326	$17,803,085

3.	Notes Payable and Working Capital Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). The carrying value of the 2003 Notes was $104.5 million and $104.4 million as of March 31, 2009 and December 31, 2008, respectively.

On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (“the 2004 Notes”). The carrying value of the 2004 Notes was $60.5 million as of March 31, 2009 and December 31, 2008, respectively. The 2004 Notes have identical terms to the 2003 Notes.

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

Index

Concurrent with the offering of the 2003 Notes, we entered into a working capital facility agreement. The working capital facility was amended concurrently with the offering of the 2004 Notes. Terms of the working capital facility allow for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the working capital facility bear interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option. Interest is payable monthly in arrears. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.35%. In addition, we have agreed to pay an annual fee of 1.875% on all letters of credit outstanding. The working capital facility was scheduled to mature on May 25, 2009; however, on May 15, 2009, we executed an agreement with our lenders to extend the maturity date to June 25, 2009. As of March 31, 2009, we had $1.9 million outstanding under the working capital facility, had unused amounts available of $26.7 million and had $1.4 million in outstanding letters of credit. As of December 31, 2008, we had no borrowings outstanding under the working capital facility, had unused amounts available of $28.6 million and had $1.4 million in outstanding letters of credit.

Borrowings under the working capital facility are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The working capital facility contains various covenants including provisions that restrict our ability to incur or prepay indebtedness or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the working capital facility agreement). We have complied with all of the restrictive covenants as of March 31, 2009.

In an event of default, all principal and interest due under the working capital facility may become immediately due and payable.

4.	Accrued Expenses

Accrued expenses as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Payroll and related expenses	$3,966,147	$3,963,599
Profit sharing accrual	306,897	2,123,887
Accrued interest	2,129,045	6,374,647
Customer prepayments	3,285,478	2,984,787
Deferred revenue	1,616,663	1,298,435
Self-insured health and workers' compensation accrual	2,328,787	2,298,030
Other	2,293,637	2,836,710
	$15,926,654	$21,880,095

5.	Business Segments

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

The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the consolidated financial statements in our most recent Annual Report on Form 10–K for the year ended December 31, 2008. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses and the amortization of a non–compete agreement with our former Chairman of the Board, are not allocated to the segments. Our customer base resides in the continental United States and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

Index

We had no customer which accounted for 10.0% or more of our net sales for the three month period ended March 31, 2009. We had one customer which accounted for 11.3% of total net sales for the three month period ended March 31, 2008. Net sales for this customer are reported in the Specialty Catalogs segment.

The following table provides segment information as of March 31, 2009 and 2008 and for the three month periods then ended:

	Three months ended March 31,
	2009	2008
(in thousands)

Net sales
Publications	$43,388	$46,937
Specialty catalogs	18,646	29,008
Books	14,942	16,448
Intersegment sales elimination	-	(1)
Consolidated total	$76,976	$92,392

Operating income (loss)
Publications	$3,614	$4,308
Specialty catalogs	36	437
Books	590	1,548
Corporate expenses	(145)	(484)
Consolidated total	$4,095	$5,809

	March 31, 2009	December 31, 2008
Assets
Publications	$149,523	$180,072
Specialty catalogs	70,964	53,587
Books	48,556	53,976
Corporate	(1,509)	(2,538)
Consolidated total	$267,534	$285,097

A reconciliation of total segment operating income to consolidated (loss) income before income taxes is as follows:

	Three months ended March 31,
(in thousands)	2009	2008

Total operating income (as shown above)	$4,095	5,809

Interest expense	(4,656)	(4,615)
Interest income	13	85
Other, net	(64)	(261)

(Loss) income before income taxes	$(612)	$1,018

6.	Income Taxes

We have recorded an income tax benefit during the three months ended March 31, 2009 based on a forecasted effective income tax rate of approximately 15%.  Certain adjustments for items discrete to the three months ended March 31, 2009 were recorded pursuant to FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods", which exceeded the tax benefit recorded during the period, resulting in net income tax expense of approximately $0.1 million.  The difference between the forecasted effective tax rate for 2009 and the effective tax rate of 42.7% for the three months ended March 31, 2008, is primarily attributable to the realization in 2009 of a tax benefit associated with the amount of tax goodwill in excess of book goodwill related to a prior acquisition.  Prior to January 1, 2009, this benefit was recorded as a reduction to intangible assets as required by SFAS No. 109, "Accounting for Income Taxes."

Index

7.	Fair Value Measurements

We adopted SFAS 157, for financial assets and liabilities and SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") as of January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

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

On January 5, 2009, we executed a waiver to our working capital facility. The waiver allows us to pay dividends and make loans to our parent company, TSG Holdings Corp. (“Parent”), which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that our Parent uses the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by our Parent (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. (“Giraffe”) and to pay related expenses in connection therewith. During the first quarter of 2009, we paid a dividend in the aggregate amount of $9.1 million and made a loan in the principal amount of $2.0 million to our Parent. The loan will mature on January 4, 2012 and will accrue interest at the rate of 1.36% per year payable in cash or in kind on February 15 and August 15 each year. In connection with the Stock Purchase, Euradius Acquisition Co., a wholly owned subsidiary of our Parent, sold all of the outstanding stock of Euradius International Dutch Bidco B.V. (“Euradius”) to Giraffe. This resulted in our Parent fully divesting its interest in Euradius, which was our Parent's only investment other than The Sheridan Group, Inc. Neither Euradius nor its subsidiaries were guarantors of the 2003 or 2004 Notes. Neither Euradius nor its subsidiaries were subsidiaries of ours and their financial results were not included in our consolidated financial statements.

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million in such fees for both of the three month periods ended March 31, 2009 and March 31, 2008.

We engaged in transactions with affiliates of our Parent, in the normal course of business, prior to the Stock Purchase. These transactions primarily involve administrative costs and management fees paid on behalf of the affiliates. In connection with the Stock Purchase, our Parent ceased to have an ownership interest in an affiliate that owed us approximately $1.1 million as of March 31, 2009 and December 31, 2008. We believe this amount will be paid in full by the former affiliate by January 9, 2010. As such, we reclassified this amount from due from affiliated companies to other current assets effective on the date of the Stock Purchase.

Index

9.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.	Restructuring and Other Exit Costs

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.1 million of restructuring costs during the first quarter of 2009 and we expect to record an additional $0.1 million of restructuring costs during 2009 in connection with this consolidation. The costs relate primarily to guaranteed severance payments and employee health benefits.

11.	Subsequent Event

On April 9, 2009, we paid $3.2 million, which included accrued interest, to redeem senior secured notes with a face value of $5.0 million. We will recognize a gain during the second quarter of 2009, net of commission and other costs, of approximately $1.8 million as a result of this redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Annual Report on Form 10–K for the fiscal year ended December 31, 2008. References to the “Company” refer to The Sheridan Group, Inc. The terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of the Company and all of its subsidiaries.

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

Index

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

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our most recent Annual Report on Form 10–K for the year ended December 31, 2008, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self–insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

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

					Percent of revenue
	Three months ended March 31,		Increase (decrease)		Three months ended March 31,
(in thousands)	2009	2008	Dollars	Percentage	2009	2008

Net sales
Publications	$43,388	$46,937	$(3,549)	(7.6%)	56.4%	50.8%
Specialty catalogs	18,646	29,008	(10,362)	(35.7%)	24.2%	31.4%
Books	14,942	16,448	(1,506)	(9.2%)	19.4%	17.8%
Intersegment sales elimination	-	(1)	1	nm	-	-
Total net sales	$76,976	$92,392	$(15,416)	(16.7%)	100.0%	100.0%

Cost of sales	63,049	75,506	(12,457)	(16.5%)	81.9%	81.7%

Gross profit	$13,927	$16,886	$(2,959)	(17.5%)	18.1%	18.3%

Selling and administrative expenses	$9,304	10,657	(1,353)	(12.7%)	12.1%	11.5%
Loss (gain) on disposition of fixed assets	7	(21)	28	nm	-	-
Restructuring costs	148	-	148	nm	0.2%	-
Amortization of intangibles	373	441	(68)	(15.4%)	0.5%	0.5%
Total operating expenses	$9,832	$11,077	$(1,245)	(11.2%)	12.8%	12.0%

Operating income
Publications	$3,614	$4,308	$(694)	(16.1%)	8.3%	9.2%
Specialty catalogs	36	437	(401)	(91.8%)	0.2%	1.5%
Books	590	1,548	(958)	(61.9%)	4.0%	9.4%
Corporate expenses	(145)	(484)	339	70.0%	nm	nm
Total operating income	$4,095	$5,809	$(1,714)	(29.5%)	5.3%	6.3%

Other (income) expense
Interest expense	$4,656	$4,615	$41	0.9%	6.0%	5.0%
Interest income	(13)	(85)	72	84.7%	-	(0.1%)
Other, net	64	261	(197)	(75.5%)	0.1%	0.3%
Total other expense	$4,707	$4,791	$(84)	(1.8%)	6.1%	5.2%

(Loss) income before income taxes	(612)	1,018	(1,630)	nm	(0.8%)	1.1%

Income tax (benefit) provision	131	434	(303)	(69.8%)	0.2%	0.5%

Net (loss) income	$(743)	$584	$(1,327)	nm	(1.0%)	0.6%
_____________________
nm - not meaningful

Commentary:

Net sales for the first quarter of 2009 decreased $15.4 million or 16.7% versus the first quarter of 2008, due primarily to reductions in print run lengths resulting from the severe economic recession. Additionally, other factors contributing to the sales decline included decreases in shipping costs, which are passed on to our customers, and decreases in paper costs resulting from the largest customer in Specialty Catalogs buying their own paper rather than having us supply it. Net sales for the Publications segment decreased $3.5 million or 7.6% compared to the same period a year ago principally due to sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication. Lower freight costs also contributed to the decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $10.4 million or 35.7% compared with the same period a year ago with approximately 50% of the decrease due to our largest customer supplying their own paper, beginning in the second quarter of 2008, instead of purchasing it through us. Additionally, Specialty Catalog sales were adversely impacted by a reduction in print run lengths for catalogs reflecting reduced consumer spending and the impact of lower freight costs. Net sales for the Books segment decreased $1.5 million or 9.2% in the first quarter due primarily to fewer titles being produced as book publishers deal with the economic recession.

Index

Gross profit for the first quarter of 2009 decreased by $3.0 million or 17.5% compared to the first quarter of 2008. Gross margin of 18.1% of net sales for the first quarter of 2009 reflected a 0.2 margin point decrease versus the first quarter of 2008. The gross profit decrease was attributable primarily to the reduction in sales mentioned previously coupled with lower revenue from recyclable materials. The gross margin decrease was relatively modest as reductions in pass through costs of freight and paper as well as other variable costs and utilities coupled with aggressive cost management of staffing, benefits and discretionary spending partially mitigated the decrease in sales.

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.1 million of restructuring costs during the first quarter of 2009 and we expect to record an additional $0.1 million of restructuring costs during 2009 in connection with this consolidation. The costs relate primarily to guaranteed severance payments and employee health benefits.

Operating income of $4.1 million for the first quarter of 2009 represented a decrease of $1.7 million or 29.5 % as compared to operating income of $5.8 million for the first quarter of 2008. Operating profit decreased in each of our segments due to lower sales and lower revenues from recyclables that were partially offset by lower freight, material and production costs as well as lower selling and administrative expenses. The lower expenses were due primarily to the lower freight and paper costs, lower utilities, reduced variable spending and aggressive management of staffing, benefit and discretionary costs.

Loss before income taxes of $0.6 million for the first quarter of 2009 represented a $1.6 million decrease as compared to the same period last year. The decrease was due primarily to the decrease in sales partially offset by the lower expenses mentioned previously.

We have recorded an income tax benefit during the three months ended March 31, 2009 based on a forecasted effective income tax rate of approximately 15%.  Certain adjustments for items discrete to the three months ended March 31, 2009 were recorded pursuant to FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods", which exceeded the tax benefit recorded during the period, resulting in net income tax expense of approximately $0.1 million.  The difference between the forecasted effective tax rate for 2009 and the effective tax rate of 42.7% for the three months ended March 31, 2008, is primarily attributable to the realization in 2009 of a tax benefit associated with the amount of tax goodwill in excess of book goodwill related to a prior acquisition.  Prior to January 1, 2009, this benefit was recorded as a reduction to intangible assets as required by SFAS No. 109, "Accounting for Income Taxes."

Net loss of $0.7 million for the first quarter of 2009 represented a $1.3 million decrease as compared to net income of $0.6 million for the first quarter of 2008 due to the factors mentioned previously.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $4.0 million for the first three months of 2009 compared to $9.4 million for the first three months of 2008. This $5.4 million improvement was primarily the result of working capital changes which included:

•	a decrease in accounts receivable levels in the first quarter of 2009 as compared to the first quarter of 2008 due primarily to lower sales volume;

•
inventory levels at the end of the first quarter of 2009 were lower than the first quarter of 2008 primarily due to the impact of the temporary build-up of paper inventories in the Specialty Catalogs segment in 2008 to ensure production supply.  Inventory levels were lower than at the end of 2008 due principally to efforts to reduce inventory balances in line with our lower production and sales levels.

These sources of cash were partially offset by the timing of certain vendor payments during the first quarter of 2009 as compared to the first quarter of 2008 and the end of 2008 coupled with the decline in net income of $1.3 million.

We had cash of $0.5 million as of March 31, 2009 compared to $16.4 million as of December 31, 2008. For the three months ended March 31, 2009, we utilized cash on hand to fund operations, make investments in new plant and equipment, make the semi-annual interest payments on the 2003 Notes and the 2004 Notes, pay down borrowings under our working capital facility, and pay a cash dividend and make a loan to our Parent.

Index

Investing Activities

Net cash used in investing activities was $4.7 million for the first three months of 2009 compared to $3.0 million for the first three months of 2008. This $1.7 million increase in cash used was primarily the result of the $2.0 million we advanced to our Parent, the majority of which was used to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius, partially offset by lower capital spending in the first quarter of 2009 as compared to the same period last year.

Financing Activities

Cash used in financing activities was $7.2 million for the first three months of 2009 and was minimal for the first three months of 2008. The $7.2 million increase in cash used was primarily the result of the $9.1 million dividend paid to our Parent to enable it to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius partially offset by the $1.9 million of net borrowings on our working capital facility.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes, through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We estimate that our capital expenditures for the remainder of 2009 will total about $7.3 million. Based on our current level of operations, we believe that our cash flow from operations and available cash will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of March 31, 2009, we had total indebtedness of $166.8 million comprised of $164.9 million due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011 and $1.9 million due under the working capital facility. The working capital facility was scheduled to mature on May 25, 2009; however, on May 15, 2009, we executed an agreement with our lenders to extend the maturity date to June 25, 2009. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $16.4 million on an annual basis.

The terms of our working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lenders in an aggregate principal amount of up to $30.0 million, subject to a borrowing base test. We are able to repay and re–borrow such advances until the maturity date. As of March 31, 2009, we had unused amounts available of $26.7 million and had $1.4 million in outstanding letters of credit. We recently executed a non-binding term sheet with one of the lenders under our current working capital facility for a new working capital facility on terms that are similar to our current facility. We are working with the lender to negotiate a definitive agreement. There can be no assurance that we will reach agreement for a new facility on satisfactory terms or at all. If we are not able to successfully negotiate a new facility prior to termination of the current facility, we believe we will be able to manage our working capital to repay the amounts outstanding (including the letter of credit) under the current facility upon the termination date and meet our liquidity needs in the ordinary course of business. However, there can be no assurance that we will be able to do so and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs.

Index

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends.  On May 12, 2008, we and the lenders amended the terms of the working capital facility.  The amendment permits us to expend up to $15.0 million to repurchase 2003 Notes or 2004 Notes.  The working capital facility also requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is 2.00 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $36.0 million. For the twelve months ended March 31, 2009, our interest coverage ratio was 2.32 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $40.0 million. In addition, our working capital facility prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the three month periods ended March 31, 2009 and 2008 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended March 31, 2009 includes the amounts presented in the following table as well as the amounts from the second, third and fourth quarters of 2008.

	Three Months Ended March 31,
	2009	2008

Net cash used in operating activities	$(4,003)	$(9,408)

Accounts receivable	910	9,082
Inventories	(1,346)	1,725
Other current assets	661	831
Refundable income taxes	181	198
Other assets	(405)	(969)
Accounts payable	2,199	(3,695)
Accrued expenses	1,708	3,068
Accrued interest	4,246	4,228
Other liabilities	423	953
Provision for doubtful accounts	(40)	(50)
Deferred income tax provision	(229)	(465)
Provision for inventory realizability and LIFO value	(12)	(11)
Gain (loss) on disposition of fixed assets, net	(7)	21
Income tax provision	131	435
Cash interest expense	4,363	4,273
Management fees	180	213
Non cash adjustments:
Decrease in market value of investments	-	176
Amortization of prepaid lease costs	21	23
Loss on disposition of fixed assets	7	-
Restructuring costs	148	-

Working Capital Facility EBITDA	$9,136	$10,628

Index

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

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of March 31, 2009:

	Remaining Payments Due by Period
			2010 to	2012 to	2014 and
	Total	2009	2011	2013	beyond
(in thousands)

Long term debt, including interest (1)	$202,833	$10,350	$192,483	$-	$-
Operating leases	8,924	3,263	5,257	401	3
Purchase obligations (2)	5,912	3,584	2,328	-	-
Other long-term obligations (3)	594	128	302	164	-

Total (4)	$218,263	$17,325	$200,370	$565	$3
__________________________

(1)
Includes the $105.0 million aggregate principal amount due on the 2003 Notes and the $60.0 million aggregate principal amount due on the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011 and $1.9 million due under the working capital facility due in May 2009.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under non-compete arrangements with our former Chairman of the Board and the Chairman of The Dingley Press.

(4)
We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. At March 31, 2009, we have recognized approximately $2.1 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

Effective January 1, 2008, we adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  In February 2008, the FASB issued FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157, for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 for financial assets and liabilities on January 1, 2008. We adopted SFAS 157 for non-financial assets and liabilities on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

Index

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. The adoption of SFAS 141R by us during the first quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows. We expect that its adoption will reduce our earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It was adopted by us in the first quarter of fiscal 2009 and did not have a material impact on our financial position, results of operations or cash flows.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three months ended March 31, 2009 and 2008 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first three months of 2009, we had borrowings under our working capital facility and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the three months ended March 31, 2009. All of our other debt carries fixed interest rates.

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

Index

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Shown below is an update to one of our risk factors that could adversely affect our business, our operating results and our financial condition.

Working Capital Facility Maturing—We have extended the termination date of our working capital facility to June 25, 2009. If we are not able to refinance our facility prior to this date, it could have a material adverse impact on our business, assets and ability to fund our liquidity needs.

On May 15, 2009, we extended the scheduled termination date of our working capital facility to June 25, 2009. As of March 31, 2009 we had $3.3 million outstanding under our working capital facility, which includes a $1.4 million letter of credit. We recently executed a non-binding term sheet with one of the lenders under our current working capital facility for a new working capital facility on terms that are similar to our current facility. We are working with the lender to negotiate a definitive agreement. There can be no assurance that we will reach agreement for a new facility on satisfactory terms or at all. If we are not able to successfully negotiate a new facility prior to termination of the current facility, we believe we will be able to manage our working capital to repay the amounts outstanding (including the letter of credit) under the current facility upon the termination date and meet our liquidity needs in the ordinary course of business. However, there can be no assurance that we will be able to do so and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 15, 2009, we and Bank of America, N.A. and Wachovia Bank, N.A. entered into Amendment No. 3 to the Amended and Restated Revolving Credit Agreement, dated as of May 25, 2004, by and among us, Bank of America, N.A. and the other lenders party thereto. The amendment extends the scheduled maturity date from May 25, 2009 to June 25, 2009.

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

Date:   May 15, 2009