Form 10-Q
period 2009-06-30
SHERIDAN GROUP INC
filed 2009-08-11
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

There was 1 share of Common Stock outstanding as of August 11, 2009.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended June 30, 2009

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$7,388,468	$16,396,628
Accounts receivable, net of allowance for doubtful accounts of $1,202,474 and $1,080,208, respectively	28,822,152	34,266,288
Due from parent company	188,687	73,488
Due from affiliated companies	-	588,724
Inventories, net	13,763,872	17,803,085
Other current assets	6,202,014	5,123,210
Refundable income taxes	2,738,331	2,894,829
Total current assets	59,103,524	77,146,252

Property, plant and equipment, net	121,586,119	127,063,798
Intangibles, net	34,265,542	35,004,531
Goodwill	40,979,426	40,979,426
Deferred financing costs, net	1,980,738	2,604,547
Due from parent - non current	2,013,373	-
Due from affiliated companies - non current	-	554,357
Other assets	1,795,270	1,743,828

Total assets	$261,723,992	$285,096,739

LIABILITIES

Current liabilities:
Accounts payable	$13,492,822	$23,291,403
Accrued expenses	20,296,404	21,880,095
Total current liabilities	33,789,226	45,171,498

Notes payable and revolving credit facility	159,978,684	164,946,468
Deferred income taxes and other liabilities	31,106,532	30,096,364
Total liabilities	224,874,442	240,214,330

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	42,039,137	51,135,564
Accumulated deficit	(5,189,587)	(6,253,155)
Total stockholder's equity	36,849,550	44,882,409

Total liabilities and stockholder's equity	$261,723,992	$285,096,739

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$70,701,866	$82,721,818	$147,677,784	$175,113,931

Cost of sales	55,873,843	66,575,120	118,922,897	142,081,156

Gross profit	14,828,023	16,146,698	28,754,887	33,032,775

Selling and administrative expenses	9,483,726	10,630,449	18,787,892	21,286,976
Loss on disposition of fixed assets	7,064	181,771	13,599	160,476
Restructuring costs	6,942	-	154,908	-
Amortization of intangibles	365,439	427,665	738,845	869,162

Total operating expenses	9,863,171	11,239,885	19,695,244	22,316,614

Operating income	4,964,852	4,906,813	9,059,643	10,716,161

Other (income) expense:
Interest expense	4,430,212	4,616,645	9,086,338	9,231,641
Interest income	(19,122)	(45,989)	(32,443)	(131,040)
Gain on redemption of notes payable	(1,783,095)	-	(1,783,095)	-
Other, net	(243,339)	150,248	(178,918)	411,423

Total other expense	2,384,656	4,720,904	7,091,882	9,512,024

Income before income taxes	2,580,196	185,909	1,967,761	1,204,137

Income tax provision	773,820	99,512	904,193	534,170

Net income	$1,806,376	$86,397	$1,063,568	$669,967

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2008	1	-	$51,135,564	$(6,253,155)	$44,882,409

Cash dividend	-	-	(9,105,227)	-	(9,105,227)
Share-based compensation	-	-	8,800	-	8,800
Net income	-	-	-	1,063,568	1,063,568

Balance as of June 30, 2009	1	-	$42,039,137	$(5,189,587)	$36,849,550

The accompanying notes are an integral part of these consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
(Unaudited)

	June 30,	June 30,
	2009	2008
Cash flows provided by operating actvities:
Net income	$1,063,568	$669,967
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,620,964	8,249,584
Amortization of intangible assets	738,845	869,162
Provision for doubtful accounts	124,200	81,424
Provision for inventory realizability and LIFO value	11,999	23,043
Stock-based compensation	8,800	6,000
Amortization of deferred financing costs and debt discount, included in interest expense	564,121	676,019
Deferred income tax provision	1,203,064	598,471
Gain on redemption of notes payable	(1,783,095)	-
Loss on disposition of fixed assets	13,599	160,476
Changes in operating assets and liabilities
Accounts receivable	5,319,936	2,662,385
Inventories	4,027,214	(4,058,292)
Other current assets	(21,243)	(243,108)
Refundable income taxes	196,479	(1,114,463)
Other assets	64,039	923,570
Accounts payable	(8,619,400)	(5,809,853)
Accrued expenses	(1,361,796)	(2,473,889)
Accrued interest	(221,895)	(6,539)
Other liabilities	(88,151)	(832,001)
Net cash provided by operating activities	9,861,248	381,956

Cash flows used in investing activities:
Purchases of property, plant and equipment	(4,355,967)	(6,605,992)
Proceeds from sale of fixed assets	676	59,580
Advances paid to parent company, net	(2,128,572)	(192,133)
Net cash used in investing activities	(6,483,863)	(6,738,545)

Cash flows (used in) provided by financing activities:
Borrowing of working capital facility	22,431,000	-
Repayment of working capital facility	(22,431,000)	-
Repayment of long term debt	(3,125,000)	-
Payment of deferred financing costs in connection with long term debt	(155,318)	-
Proceeds from capital contribution from parent company	-	5,400
Dividends paid	(9,105,227)	-
Net cash (used in) provided by financing activities	(12,385,545)	5,400

Net decrease in cash and cash equivalents	(9,008,160)	(6,351,189)

Cash and cash equivalents at beginning of period	16,396,628	20,517,198

Cash and cash equivalents at end of period	$7,388,468	$14,166,009

Non-cash investing and financing activities
Asset additions in accounts payable	$502,819	$2,469,872

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information

The accompanying unaudited interim financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of June 30, 2009 and our results of operations for the three and six month periods ended June 30, 2009 and 2008 and our cash flows for the six month periods ended June 30, 2009 and 2008. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of the Company included in its Annual Report on Form 10–K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as for annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  It was adopted by us in the second quarter of fiscal 2009 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  The FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. It was adopted by us in the second quarter of fiscal 2009 and did not have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. It was adopted by us in the second quarter of fiscal 2009 and did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“SFAS 166”). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 will be effective for us beginning January 1, 2010. We are currently evaluating the impact of adopting SFAS 166 on our consolidated financial statements.

Index

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS 167”). This Statement carries forward the scope of Interpretation 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS 166. SFAS 167 will be effective for us beginning January 1, 2010. We are currently evaluating the impact of adopting SFAS 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (“SFAS 168”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 168 will be effective for us beginning July 1, 2009. We do not think that the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

2.	Inventory

Components of net inventories at June 30, 2009 and December 31, 2008 were as follows:

(in thousands)	June 30,	December 31,
	2009	2008
Work-in-process	$6,936	$8,243
Raw materials (principally paper)	7,088	9,820
	14,024	18,063
Excess of current costs over LIFO inventory value	(260)	(260)
Net inventory	$13,764	$17,803

3.	Notes Payable and Working Capital Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (the “2004 Notes”). The 2004 Notes have identical terms to the 2003 Notes. The carrying value of the notes was $160.0 million as of June 30, 2009 and $164.9 million as of December 31, 2008.

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

On April 9, 2009, we paid $3.2 million, which included accrued interest, to redeem senior secured notes with a face value of $5.0 million. We recognized a gain during the second quarter of 2009, net of commission fees and other costs, of approximately $1.8 million as a result of this redemption. A subsequent redemption is described in Note 11 “Subsequent Event.”

Concurrent with the offering of the 2003 Notes, we entered into a working capital facility agreement. The working capital facility was amended concurrently with the offering of the 2004 Notes. Terms of the working capital facility allowed for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the working capital facility bore interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option. We agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.35%. In addition, we agreed to pay an annual fee of 1.875% on all letters of credit outstanding.

Index

On June 16, 2009, we executed an agreement to amend our working capital facility. Terms of the working capital facility allow for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the LIBOR rate plus a margin of 3.75%.  At our option, we can elect a LIBOR option for a specified period. Any such borrowings bear interest at the specified LIBOR rate plus a margin of 3.75%. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we have agreed to pay an annual fee of 3.875% on all letters of credit outstanding. The working capital facility is scheduled to mature on March 25, 2011. As of June 30, 2009, we had no borrowings outstanding under the working capital facility, had unused amounts available of $16.6 million and had $1.4 million in outstanding letters of credit. As of December 31, 2008, we had no borrowings outstanding under the working capital facility, had unused amounts available of $28.6 million and had $1.4 million in outstanding letters of credit.

Borrowings under the working capital facility are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The working capital facility contains various covenants including provisions that restrict our ability to incur or prepay indebtedness, including the 2003 Notes and the 2004 Notes, or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes depreciation and amortization (as defined in the working capital facility agreement). We have complied with all of the restrictive covenants as of June 30, 2009.

In an event of default, all principal and interest due under the working capital facility may become immediately due and payable.

4.	Accrued Expenses

Accrued expenses as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Payroll and related expenses	$4,946,852	$3,963,599
Profit sharing accrual	372,789	2,123,887
Accrued interest	6,152,752	6,374,647
Customer prepayments	3,257,422	2,984,787
Deferred revenue	1,399,313	1,298,435
Self-insured health and workers' compensation accrual	2,140,524	2,298,030
Other	2,026,752	2,836,710
	$20,296,404	$21,880,095

5.	Business Segments

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

We had one customer which accounted for 10.8% of our total net sales for the three month period ended June 30, 2009. Net sales for this customer are reported in the Publications segment. We had no customers which accounted for more than 10.0% of our net sales for the six month period ended June 30, 2009, or the three and six month periods ended June 30, 2008.

Index

The following table provides segment information as of June 30, 2009 and 2008 and for the three and six month periods then ended:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
(in thousands)

Net sales
Publications	$42,875	$47,328	$86,263	$94,265
Specialty catalogs	15,425	20,147	34,071	49,155
Books	12,403	15,303	27,345	31,751
Intersegment sales elimination	(1)	(56)	(1)	(57)
Consolidated total	$70,702	$82,722	$147,678	$175,114

Operating income
Publications	$5,202	$4,576	$8,816	$8,884
Specialty catalogs	135	(332)	171	105
Books	322	1,080	912	2,628
Corporate expenses	(694)	(417)	(839)	(901)
Consolidated total	$4,965	$4,907	$9,060	$10,716

	June 30,	December 31,
	2009	2008
Assets
Publications	$163,320	$180,072
Specialty catalogs	46,818	53,587
Books	51,512	53,976
Corporate	74	(2,538)
Consolidated total	$261,724	$285,097

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Total operating income (as shown above)	$4,965	$4,907	$9,060	$10,716

Interest expense	(4,430)	(4,617)	(9,086)	(9,232)
Interest income	19	46	32	131
Gain on redemption of notes payable	1,783	-	1,783	-
Other, net	243	(150)	179	(411)

Income before income taxes	$2,580	$186	$1,968	$1,204

6.	Income Taxes

Our effective income tax rate was 30.0% for the second quarter of 2009 compared to 53.5% for the same period in 2008. The effective income tax rate was higher in the second quarter of 2008 because the increase in the liability for uncertain tax positions, including interest and penalties, had a greater impact on the income tax rate during the second quarter of 2008, due to our significantly lower income before income taxes, as compared to the same period in 2009.

Our effective income tax rate was 46.0% for the first six months of 2009 compared to 44.4% for the same period in 2008.  The effective income tax rate was higher for the first six months of 2009 due primarily to the impact of certain adjustments for items discrete to the six months ended June 30, 2009, which were recorded pursuant to FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods.”

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

We believe that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of our publicly traded debt, based on quoted market prices, was approximately $96.0 million and $115.7 million as of June 30, 2009 and December 31, 2008, respectively.

8.	Related Party Transactions

On January 5, 2009, we executed a waiver to our previous working capital facility. The waiver allowed us to pay dividends and make loans to our parent company, TSG Holdings Corp. (“Parent”), which is not a registrant with the SEC, in the aggregate amount of up to $14.0 million, provided that our Parent used the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by our Parent (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. (“Giraffe”) and to pay related expenses in connection therewith. During the first quarter of 2009, we paid a dividend in the aggregate amount of $9.1 million and made a loan in the principal amount of $2.0 million to our Parent. The loan will mature on January 4, 2012 and will accrue interest at the rate of 1.36% per year payable in cash or in kind on February 15 and August 15 each year. In connection with the Stock Purchase, Euradius Acquisition Co., a wholly owned subsidiary of our Parent, sold all of the outstanding stock of Euradius International Dutch Bidco B.V. (“Euradius”) to Giraffe. This resulted in our Parent fully divesting its interest in Euradius, which was our Parent's only investment other than The Sheridan Group, Inc. Neither Euradius nor its subsidiaries were guarantors of the 2003 or 2004 Notes. Neither Euradius nor its subsidiaries were subsidiaries of ours and their financial results were not included in our consolidated financial statements.

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.4 million in such fees for the three and six month periods ended June 30, 2009, respectively and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2008, respectively.

We engaged in transactions with affiliates of our Parent, in the normal course of business, prior to the Stock Purchase. These transactions primarily involve administrative costs and management fees paid on behalf of the affiliates. In connection with the Stock Purchase, our Parent ceased to have an ownership interest in an affiliate that owed us approximately $1.1 million as of June 30, 2009 and December 31, 2008. We believe this amount will be paid in full by the former affiliate by January 9, 2010. As such, we reclassified this amount from due from affiliated companies to other current assets, effective on the date of the Stock Purchase.

9.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.	Restructuring and Other Exit Costs

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded a minimal amount and $0.2 million of restructuring costs during the three and six month periods ended June 30, 2009, respectively. The costs relate primarily to guaranteed severance payments and employee health benefits. We do not expect to record any additional expenses in connection with this consolidation.

Index

11.	Subsequent Event

On July 10, 2009, we paid $7.1 million, which included accrued interest, to redeem senior secured notes with a face value of $10.0 million. We will recognize a gain during the third quarter of 2009, net of commission and other costs, of approximately $3.2 million as a result of this redemption.

Subsequent events have been evaluated through August 11, 2009, which is the date the financial statements were issued.

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

Forward–Looking Statements

This Quarterly Report on Form 10–Q includes “forward–looking statements.”  Forward–looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

·	our liquidity and capital resources, including our ability to refinance our debt;

·	competitive pressures and trends in the printing industry;

·	prevailing interest rates;

·	legal proceedings and regulatory matters;

·	general economic conditions;

·	the liquidity and capital resources of our customers and potential customers;

·	predictions of net sales, expenses or other financial items;

·	future operations, financial condition and prospects; and

·	our plans, objectives, strategies and expectations for the future.

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

Index

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

Index

Three months ended June 30:

					Percent of revenue
	Three months ended June 30,		Increase (decrease)		Three months ended June 30,
(in thousands)	2009	2008	Dollars	Percentage	2009	2008

Net sales
Publications	$42,875	$47,328	$(4,453)	(9.4%)	60.7%	57.2%
Specialty catalogs	15,425	20,147	(4,722)	(23.4%)	21.8%	24.4%
Books	12,403	15,303	(2,900)	(19.0%)	17.5%	18.5%
Intersegment sales elimination	(1)	(56)	55	nm	-	(0.1%)
Total net sales	$70,702	$82,722	$(12,020)	(14.5%)	100.0%	100.0%

Cost of sales	55,874	66,575	(10,701)	(16.1%)	79.0%	80.5%

Gross profit	$14,828	$16,147	$(1,319)	(8.2%)	21.0%	19.5%

Selling and administrative expenses	$9,484	$10,630	$(1,146)	(10.8%)	13.5%	12.9%
Loss on sale of fixed assets	6	182	(176)	nm	-	0.2%
Restructuring costs	7	-	7	nm	-	-
Amortization of intangibles	366	428	(62)	(14.5%)	0.5%	0.5%
Total operating expenses	$9,863	$11,240	$(1,377)	(12.3%)	14.0%	13.6%

Operating income
Publications	$5,202	$4,576	$626	13.7%	12.1%	9.7%
Specialty catalogs	135	(332)	467	nm	0.9%	(1.6%)
Books	322	1,080	(758)	(70.2%)	2.6%	7.1%
Corporate expenses	(694)	(417)	(277)	(66.4%)	nm	nm
Total operating income	$4,965	$4,907	$58	1.2%	7.0%	5.9%

Other (income) expense
Interest expense	$4,430	$4,617	$(187)	(4.1%)	6.2%	5.6%
Interest income	(19)	(46)	27	(58.7%)	-	(0.1%)
Gain on redemption of notes payable	(1,783)	-	(1,783)	nm	(2.5%)	-
Other, net	(243)	150	(393)	nm	(0.3%)	0.2%
Total other expense	$2,385	$4,721	$(2,336)	(49.5%)	3.4%	5.7%

Income before income taxes	2,580	186	2,394	nm	3.6%	0.2%

Income tax provision	773	100	673	nm	1.0%	0.1%

Net income	$1,807	$86	$1,721	nm	2.6%	0.1%
_____________________
nm - not meaningful

Commentary:

Net sales for the second quarter of 2009 decreased $12.0 million or 14.5% versus the second quarter of 2008, due primarily to reductions in print run lengths resulting from the ongoing economic recession. Additionally, other factors contributing to the sales decline included decreases in paper and shipping costs, which are passed on to our customers, as well as decreases in paper costs resulting from the largest customer in Specialty Catalogs buying their own paper rather than having us supply it.  Net sales for the Publications segment decreased $4.5 million or 9.4% compared to the same period a year ago principally due to sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication. Lower paper and freight costs also contributed to the dollar decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $4.7 million or 23.4% compared with the same period a year ago with approximately 50% of the decrease due to our largest customer supplying their own paper, beginning in the second quarter of 2008, instead of purchasing it through us. Specialty Catalog sales continue to be adversely impacted by a reduction in print run lengths for catalogs reflecting reduced consumer spending and the impact of lower paper and freight costs. Net sales for the Books segment decreased $2.9 million or 19.0% in the second quarter due primarily to fewer titles being produced as book publishers deal with the economic recession. Lower paper and freight costs also contributed to the dollar sales decline in Books.

Index

Gross profit for the second quarter of 2009 decreased by $1.3 million or 8.2% compared to the second quarter of 2008. The gross profit decrease was attributable primarily to the reduction in sales mentioned previously coupled with lower revenue from recyclable materials partially offset by lower variable costs, reductions in healthcare and utility costs, and aggressive cost reductions pertaining to staffing, benefits and discretionary spending. Additionally, the non-recurrence of 2008 start-up costs associated with the new digital product offering in the Publications segment also helped partially offset the adverse impact of the decline in sales and recyclables revenue. Gross margin of 21.0% of net sales for the second quarter of 2009 reflected a 1.5 margin point increase versus the second quarter of 2008. The gross margin increase was due principally to reductions in pass through costs of freight and paper as well as the reductions in health care, utility and variable costs combined with cost reduction efforts.

Operating income of $5.0 million for the second quarter of 2009 represented an increase of $0.1 million or 1.2 % as compared to operating income of $4.9 million for the second quarter of 2008. This increase was primarily attributable to reductions in selling and administrative costs due to agressive cost management of staffing, employee benefits and discretionary costs coupled with lower administrative costs associated with the new digital product initiative, which more than offset the gross profit decrease. In the Publications segment, operating income increased by $0.6 million due to reductions in staffing, employee benefit plans and discretionary spending coupled with lower healthcare claims, lower utility costs and the absence of start-up costs associated with the new digital product offering which more than offset the adverse impact of lower sales volume and lower revenue from recyclable materials compared to the year ago period. In the Specialty Catalogs segments, operating income increased by $0.5 million as a result of reductions in staffing and discretionary spending coupled with lower material and utility costs which offset the impact of lower sales volume and the lower revenue from recyclable materials compared to the same period year ago. Operating income in the Books segment decreased $0.8 million in the second quarter of 2009 as compared to the second quarter of 2008 due primarily to the decline in sales volume and lower revenue from recyclable materials. These adverse impacts were partially offset by significant reductions in staffing and employee benefits in the Books segment along with lower material costs.

During the second quarter of 2009, we recorded a gain on the redemption of notes payable of $1.8 million. There was no comparable transaction during the second quarter of 2008.

Other income was $0.2 million for the second quarter of 2009 as compared to other expense of $0.2 million during the same period last year. This increase was due primarily to the increase in the market value of investments held in the deferred compensation plan during the quarter. The market value of these investments decreased during the same period in 2008.

Income before income taxes of $2.6 million for the second quarter of 2009 represented a $2.4 million increase as compared to the same period last year. The increase was due primarily to the gain on the redemption of notes payable and the increase in the market value of investments held in the deferred compensation plan during the quarter.

Our effective income tax rate was 30.0% for the second quarter of 2009 compared to 53.5% for the same period in 2008. The effective income tax rate was higher in the second quarter of 2008 because the increase in the liability for uncertain tax positions, including interest and penalties, had a greater impact on the income tax rate during the second quarter of 2008, due to our significantly lower income before income taxes, as compared to the same period in 2009.

Net income of $1.8 million for the second quarter of 2009 represented a $1.7 million increase as compared to net income of $0.1 million for the second quarter of 2008 due to the factors mentioned previously.

Index

Six months ended June 30:

					Percent of revenue
	Six months ended June 30,		Increase (decrease)		Six months ended June 30,
(in thousands)	2009	2008	Dollars	Percentage	2009	2008

Net sales
Publications	$86,263	$94,265	$(8,002)	(8.5%)	58.4%	53.8%
Specialty catalogs	34,071	49,155	(15,084)	(30.7%)	23.1%	28.1%
Books	27,345	31,751	(4,406)	(13.9%)	18.5%	18.1%
Intersegment sales elimination	(1)	(57)	56	nm	-	-
Total net sales	$147,678	$175,114	$(27,436)	(15.7%)	100.0%	100.0%

Cost of sales	118,923	142,081	(23,158)	(16.3%)	80.5%	81.1%

Gross profit	$28,755	$33,033	$(4,278)	(13.0%)	19.5%	18.9%

Selling and administrative expenses	$18,788	$21,287	$(2,499)	(11.7%)	12.7%	12.2%
Loss on sale of fixed assets	13	161	(148)	nm	-	0.1%
Restructuring costs	155	-	155	nm	0.1%	-
Amortization of intangibles	739	869	(130)	(15.0%)	0.5%	0.5%
Total operating expenses	$19,695	$22,317	$(2,622)	(11.7%)	13.3%	12.8%

Operating income
Publications	$8,816	$8,884	$(68)	(0.8%)	10.2%	9.4%
Specialty catalogs	171	105	66	62.9%	0.5%	0.2%
Books	912	2,628	(1,716)	(65.3%)	3.3%	8.3%
Corporate expenses	(839)	(901)	62	6.9%	nm	nm
Total operating income	$9,060	$10,716	$(1,656)	(15.5%)	6.2%	6.1%

Other (income) expense
Interest expense	$9,086	$9,232	$(146)	(1.6%)	6.2%	5.3%
Interest income	(32)	(131)	99	(75.6%)	-	(0.1%)
Gain on redemption of notes payable	(1,783)	-	(1,783)	nm	(1.2%)	-
Other, net	(179)	411	(590)	nm	(0.1%)	0.2%
Total other expense	$7,092	$9,512	$(2,420)	(25.4%)	4.9%	5.4%

Income before income taxes	1,968	1,204	764	63.5%	1.3%	0.7%

Income tax provision	904	534	370	69.3%	0.6%	0.3%

Net income	$1,064	$670	$394	58.8%	0.7%	0.4%
______________________
 nm - not meaningful

Commentary:

Net sales for the first six months of 2009 decreased $27.4 million or 15.7% versus the first six months of 2008, due primarily to reductions in print run lengths resulting from the ongoing economic recession. Additionally, other factors contributing to the sales decline included decreases in paper and shipping costs, which are passed on to our customers, as well as decreases in paper costs resulting from the largest customer in Specialty Catalogs buying their own paper rather than having us supply it. Net sales for the Publications segment decreased $8.0 million or 8.5% compared to the same period a year ago principally due to sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication. Lower paper and freight costs also contributed to the decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $15.1 million or 30.7% compared with the same period a year ago with approximately 50% of the decrease due to our largest customer supplying their own paper, beginning in the second quarter of 2008, instead of purchasing it through us. Specialty Catalogs sales continue to be adversely impacted by a reduction in print run lengths for catalogs reflecting reduced consumer spending and the impact of lower paper and freight costs. Net sales for the Books segment decreased $4.4 million or 13.9% in the first six months due primarily to fewer titles being produced as book publishers deal with the economic recession.

Index

Gross profit for the first six months of 2009 decreased by $4.3 million or 13.0% compared to the first six months of 2008. The gross profit decrease was attributable primarily to the reduction in sales mentioned previously coupled with lower revenue from recyclable materials partially offset by lower variable costs, lower utility and healthcare costs, and aggressive cost reductions in staffing, employee benefit plans, and discretionary spending. The absence of start-up costs associated with a digital product offering in Publications also helped partially offset the adverse volume impact. Gross margin of 19.5% of net sales for the first six months of 2009 reflected a 0.6 margin point increase versus the first six months of 2008. The gross margin increase was due principally to reductions in pass through costs of freight and paper as well as other costs as described previously which offset the margin impact of the decrease in sales.

Operating income of $9.1 million for the first six months of 2009 represented a decrease of $1.6 million or 15.5 % as compared to operating income of $10.7 million for the first six months of 2008. This decrease was primarily attributable to the gross profit reductions discussed previously, partially offset by reductions in selling and administrative costs due to aggressive cost management of staffing, employee benefits and discretionary costs coupled with lower administrative costs associated with the new digital product initiative. Operating income in the Publications segment was flat with the first six months of 2009 as decreases in sales and lower revenues from recyclables were offset by aggressive cost management of staffing, benefits and discretionary spending as well as lower utility and healthcare costs and the non-recurrence of the 2008 start-up costs of the new digital product offering. Operating income in the Specialty Catalogs segment was also flat for the first six months of 2009 as compared to the same period in 2008 as decreases in sales and lower revenues from recyclables were fully offset by reductions in staffing as well as lower material, utility, discretionary and legal costs. Operating income in the Books segment decreased $1.7 million in the first six months of 2009 due principally to the lower sales volume coupled with the lower revenue from recyclable materials. Reductions in Books staffing and employee benefits, as well as lower material costs, partially offset the adverse sales volume and recyclable revenue impact.

During the first six months of 2009, we recorded a gain on the redemption of notes payable of $1.8 million. There was no comparable transaction during the first six months of 2008.

Other income was $0.2 million for the first six months of 2009 as compared to other expense of $0.4 million during the same period last year. This increase was due primarily to the increase in the market value of investments held in the deferred compensation plan during the first six months of 2009. The market value of these investments decreased during the first six months of 2008.

Income before income taxes of $2.0 million for the first six months of 2009 represented a $0.8 million increase as compared to the same period last year. The increase was due primarily to the gain on the redemption of notes payable and the increase in the market value of investments held in the deferred compensation plan during the quarter partially offset by the decrease in operating income due to the factors mentioned previously.

Our effective income tax rate was 46.0% for the first six months of 2009 compared to 44.4% for the same period in 2008.  The effective income tax rate was higher for the first six months of 2009 due primarily to the impact of certain adjustments for items discrete to the six months ended June 30, 2009, which were recorded pursuant to FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods.”

Net income of $1.1 million for the first six months of 2009 represented a $0.4 million increase as compared to net income of $0.7 million for the first six months of 2008 due to the factors mentioned previously.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $9.9 million for the first six months of 2009 compared to $0.4 million for the first six months of 2008. This $9.5 million improvement was primarily the result of $10.3 million of favorable working capital changes and an increase in net income of $0.4 million offset by non-cash charges of $1.2 million. The working capital changes included:

·	a decrease in accounts receivable levels in the first six months of 2009 as compared to the first six months of 2008 due primarily to lower sales volume;

·
inventory levels at the end of the second quarter of 2009 were significantly lower as compared to the end of 2008 and the second quarter of 2008 due primarily to efforts to reduce inventory balances in line with our lower production and sales levels; additionally, inventory levels had risen at the end of the second quarter of 2008 due to the impact of the temporary build-up of paper inventories in the Specialty Catalogs segment to ensure production supply;

·	the timing of income tax refunds and payroll-related accruals in the first six months of 2009 as compared to the same period in 2008 and the end of 2008.

These sources of cash were partially offset by reductions in accounts payable due to the timing of certain vendor payments during the second quarter of 2009 as compared to the second quarter of 2008 and the end of 2008.

We had cash of $7.4 million as of June 30, 2009 compared to $16.4 million as of December 31, 2008. For the six months ended June 30, 2009, we utilized cash on hand to fund operations, make investments in new plant and equipment, make the semi-annual interest payments on the senior secured notes, repurchase our senior secured notes, pay down borrowings under our working capital facility, and pay a cash dividend and make a loan to our Parent.

Index

Investing Activities

Net cash used in investing activities was $6.5 million for the first six months of 2009 compared to $6.7 million for the first six months of 2008. This $0.2 million decrease in cash used was primarily the result of lower capital spending in the first six months of 2009 as compared to the same period last year offset by an increase in cash we advanced to our Parent (the majority of which was used to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius) in the first six months of 2009 as compared to the same period last year.

Financing Activities

Cash used in financing activities was $12.4 million for the first six months of 2009 and was minimal for the first six months of 2008. The $12.4 million increase in cash used was primarily the result of the $9.1 million dividend paid to our Parent to enable it to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius, the $3.1 million we paid to repurchase our senior secured notes and the $0.2 million in deferred financing costs we paid in connection with the amendment to our working capital facility.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes, through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We estimate that our capital expenditures for the remainder of 2009 will total about $5.7 million. Based on our current level of operations, we believe that our cash flow from operations and available cash will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of June 30, 2009, we had total indebtedness of $160.0 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $15.4 million on an annual basis.

The terms of our working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lender in an aggregate principal amount of up to $20.0 million, subject to a borrowing base test. We are able to repay and reborrow such advances until the March 2011 maturity date. As of June 30, 2009, we had unused amounts available of $16.6 million and had $1.4 million in outstanding letters of credit.

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends.  We amended our working capital facility on June 16, 2009. The amended agreement prohibits us from repurchasing the 2003 Notes and the 2004 Notes unless certain conditions are met, including that the amount expended for note repurchases after May 25, 2009 may not exceed $20.0 million in the aggregate, and that immediately after each note repurchase, there must be at least $5.0 million available under the working capital facility. The working capital facility also requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is at least 1.80 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $33.0 million. (Prior to the amendment the required interest coverage ratio was at least 2.00 to 1.00 and the minimum WCF EBITDA requirement was $36.0 million, both calculated on the same basis as the amended working capital facility.) For the twelve months ended June 30, 2009, our interest coverage ratio was 2.36 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $40.5 million. In addition, our working capital facility prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

Index

WCF EBITDA calculated pursuant to the working capital facility is defined as net income (loss) before interest expense, income taxes, depreciation, amortization, management fees (as defined in the management agreement) and other non–cash charges and non-recurring items (including all fees and costs relating to the transactions contemplated by the working capital facility) as defined in the working capital facility. WCF EBITDA calculated pursuant to the working capital facility is a non-GAAP measure and not an indicator of financial performance or liquidity under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flows from operating activities or other traditional indicators of operating performance or liquidity.

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the six month periods ended June 30, 2009 and 2008 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended June 30, 2009 includes the amounts presented in the following table as well as the amounts from the third and fourth quarters of 2008.

	Six Months Ended June 30,
	2009	2008

Net cash used in operating activities	$9,861	$382

Accounts receivable	(5,320)	(2,662)
Inventories	(4,027)	4,058
Other current assets	21	243
Refundable income taxes	(196)	1,114
Other assets	(64)	(924)
Accounts payable	8,619	5,810
Accrued expenses	1,362	2,473
Accrued interest	222	7
Other liabilities	88	832
Provision for doubtful accounts	(124)	(81)
Deferred income tax provision	(1,203)	(598)
Provision for inventory realizability and LIFO value	(12)	(23)
Loss on disposition of fixed assets, net	(14)	(160)
Income tax provision	904	534
Cash interest expense	8,522	8,556
Management fees	445	408
Non cash adjustments:
(Increase) decrease in market value of investments	(40)	187
Amortization of prepaid lease costs	43	46
Loss on disposition of fixed assets	14	214
Interest income from parent company note	(32)	-
Restructuring costs	155	-
Bank fees for abandoned line of credit renewal	203	-

Working Capital Facility EBITDA	$19,427	$20,416

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

Index

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of June 30, 2009:

	Remaining Payments Due by Period
			2010 to	2012 to	2014 and
	Total	2009	2011	2013	beyond
(in thousands)

Long term debt, including interest (1)	$189,734	$14,750	$174,984	$-	$-
Operating leases	7,882	2,140	5,301	438	3
Purchase obligations (2)	4,461	2,007	2,446	8	-
Other long-term obligations (3)	542	76	302	164	-

Total (4)	$202,619	$18,973	$183,033	$610	$3

__________________________

(1)
Includes the $150.0 million aggregate principal amount due on the senior secured notes plus interest at 10.25% payable semi-annually through August 15, 2011. The 2009 column incudes the repurchase of senior secured notes with a face value of $10.0 million in July 2009.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under non-compete arrangements with our former Chairman of the Board.

(4)
We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. At June 30, 2009, we have recognized approximately $2.1 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At June 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as for annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  It was adopted by us in the second quarter of fiscal 2009 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  The FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. It was adopted by us in the second quarter of fiscal 2009 and did not have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. It was adopted by us in the second quarter of fiscal 2009 and did not have a material impact on our financial position, results of operations or cash flows.

Index

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140,” (“SFAS 166”). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 will be effective for us beginning January 1, 2010. We are currently evaluating the impact of adopting SFAS 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS 167”). This Statement carries forward the scope of Interpretation 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS 166. SFAS 167 will be effective for us beginning January 1, 2010. We are currently evaluating the impact of adopting SFAS 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (“SFAS 168”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 168 will be effective for us beginning July 1, 2009. We do not think that the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the six months ended June 30, 2009 and 2008 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first six months of 2009, we had borrowings under our working capital facility and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the six months ended June 30, 2009. All of our other debt carries fixed interest rates.

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

Index

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

Date:   August 11, 2009