Form 10-Q
period 2009-09-30
SHERIDAN GROUP INC
filed 2009-11-12
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

There was 1 share of Common Stock outstanding as of November 12, 2009.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended September 30, 2009

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$397,694	$16,396,628
Accounts receivable, net of allowance for doubtful accounts of $1,319,199 and $1,080,208, respectively	31,483,848	34,266,288
Due from parent company	270,054	73,488
Due from affiliated companies	-	588,724
Inventories, net	13,398,978	17,803,085
Other current assets	7,196,093	5,123,210
Refundable income taxes	-	2,894,829
Total current assets	52,746,667	77,146,252

Property, plant and equipment, net	118,314,484	127,063,798
Intangibles, net	33,916,039	35,004,531
Goodwill	40,979,426	40,979,426
Deferred financing costs, net	1,739,640	2,604,547
Due from parent - non current	2,020,375	-
Due from affiliated companies - non current	-	554,357
Other assets	1,812,383	1,743,828
Total assets	$251,529,014	$285,096,739

LIABILITIES

Current liabilities:
Accounts payable	$15,259,555	$23,291,403
Accrued expenses	14,421,466	21,880,095
Income taxes payable	982,609	-
Total current liabilities	30,663,630	45,171,498

Notes payable and revolving credit facility	148,680,879	164,946,468
Deferred income taxes and other liabilities	30,123,990	30,096,364
Total liabilities	209,468,499	240,214,330

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	42,043,537	51,135,564
Retained earnings (accumulated deficit)	16,978	(6,253,155)
Total stockholder's equity	42,060,515	44,882,409

Total liabilities and stockholder's equity	$251,529,014	$285,096,739

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$73,340,611	$86,768,330	$221,018,395	$261,882,261
Cost of sales	57,753,708	69,783,746	176,676,605	211,864,902
Gross profit	15,586,903	16,984,584	44,341,790	50,017,359
Selling and administrative expenses	9,074,061	10,136,166	27,861,953	31,423,142
(Gain) loss on disposition of fixed assets	(11,149)	(18,646)	2,450	141,830
Related party guaranty	-	3,550,000	-	3,550,000
Restructuring costs	-	-	154,908	-
Amortization of intangibles	349,504	424,402	1,088,349	1,293,564
Total operating expenses	9,412,416	14,091,922	29,107,660	36,408,536
Operating income	6,174,487	2,892,662	15,234,130	13,608,823
Other (income) expense:
Interest expense	4,178,743	4,592,838	13,265,081	13,824,479
Interest income	(18,949)	(34,551)	(51,392)	(165,591)
Gain on redemption of notes payable	(5,410,811)	-	(7,193,906)	-
Other, net	(218,518)	268,454	(397,436)	679,877
Total other (income) expense	(1,469,535)	4,826,741	5,622,347	14,338,765
Income (loss) before income taxes	7,644,022	(1,934,079)	9,611,783	(729,942)
Income tax provision (benefit)	2,437,457	(1,851,323)	3,341,650	(1,317,153)
Net income (loss)	$5,206,565	$(82,756)	$6,270,133	$587,211

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

				(Accumulated
			Additional	Deficit) /	Total
	Common Stock		Paid-In	Retained	Stockholder's
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2008	1	-	$51,135,564	$(6,253,155)	$44,882,409
Cash dividend	-	-	(9,105,227)	-	(9,105,227)
Share-based compensation	-	-	13,200	-	13,200
Net income	-	-	-	6,270,133	6,270,133
Balance as of September 30, 2009	1	-	$42,043,537	$16,978	$42,060,515

The accompanying notes are an integral part of these consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Unaudited)

	September 30,	September 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$6,270,133	$587,211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,920,045	12,400,208
Amortization of intangible assets	1,088,349	1,293,564
Provision for doubtful accounts	322,711	96,815
Provision for inventory realizability and LIFO value	78,712	16,630
Stock-based compensation	13,200	9,000
Amortization of deferred financing costs and debt discount, included in interest expense	606,515	996,119
Deferred income tax (benefit) provision	(35,877)	822,917
Gain on redemption of notes payable	(7,193,906)	-
Loss on disposition of fixed assets	2,450	141,830
Changes in operating assets and liabilities
Accounts receivable	2,459,729	(1,141,147)
Inventories	4,325,395	(1,272,524)
Other current assets	(682,387)	(480,232)
Refundable income taxes	2,934,809	(3,788,409)
Other assets	151,459	1,138,850
Accounts payable	(6,565,260)	(3,657,629)
Accrued expenses	(2,967,808)	1,084,684
Accrued interest	(4,490,821)	(4,228,424)
Income taxes payable	982,609	(72,513)
Other liabilities	(164,687)	(568,268)
Net cash provided by operating activities	10,055,370	3,378,682

Cash flows used in investing activities:
Purchases of property, plant and equipment	(5,673,470)	(13,516,779)
Proceeds from sale of fixed assets	14,476	97,080
Advances paid to former affiliated company, net	-	(832,529)
Advances paid to parent company, net	(2,216,941)	(183,003)
Net cash used in investing activities	(7,875,935)	(14,435,231)

Cash flows (used in) provided by financing activities:
Borrowing of working capital facility	39,657,209	-
Repayment of working capital facility	(33,931,000)	-
Repayment of long term debt	(14,539,500)	-
Payment of deferred financing costs in connection with long term debt	(259,851)	-
Proceeds from capital contribution from parent company	-	5,400
Dividends paid	(9,105,227)	-
Net cash (used in) provided by financing activities	(18,178,369)	5,400

Net decrease in cash and cash equivalents	(15,998,934)	(11,051,149)

Cash and cash equivalents at beginning of period	16,396,628	20,517,198

Cash and cash equivalents at end of period	$397,694	$9,466,049

Non-cash investing and financing activities
Asset additions in accounts payable	$215,412	$601,711

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information

The accompanying unaudited interim financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of September 30, 2009 and our results of operations for the three and nine month periods ended September 30, 2009 and 2008 and our cash flows for the nine month periods ended September 30, 2009 and 2008. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of the Company included in its Annual Report on Form 10–K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

On July 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on our consolidated financial statements.

The following recently issued but not yet enacted accounting standards have not yet been codified by the FASB, as described in the previous paragraph.

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

Index

2.	Inventory

Components of net inventories at September 30, 2009 and December 31, 2008 were as follows:

(in thousands)	September 30,	December 31,
	2009	2008
Work-in-process	$6,788	$8,243
Raw materials (principally paper)	6,871	9,820
	13,659	18,063
Excess of current costs over LIFO inventory value	(260)	(260)
Net inventory	$13,399	$17,803

3.	Notes Payable and Working Capital Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (the “2004 Notes”). The 2004 Notes have identical terms to the 2003 Notes. The carrying value of the notes was $143.0 million as of September 30, 2009 and $164.9 million as of December 31, 2008.

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

During the first nine months of 2009, we paid $15.0 million, which included $0.5 million of accrued interest, to redeem senior secured notes with a face value of $22.1 million. Deferred financing costs and unamortized debt discount attributable to these notes, along with commission fees, totaled $0.3 million and $0.4 million during the three and nine months ended September 30, 2009, respectively. As a result of the redemptions, we recognized a net gain of $5.4 million and $7.2 million during the three and nine months ended September 30, 2009, respectively.

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

On June 16, 2009, we executed an agreement to amend our working capital facility. Terms of the working capital facility allow for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, or (c) the LIBOR rate plus a margin of 3.75%.  At our option, we can elect a LIBOR option for a specified period. Any such borrowings bear interest at the specified LIBOR rate plus a margin of 3.75%. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we have agreed to pay an annual fee of 3.875% on all letters of credit outstanding. The working capital facility is scheduled to mature on March 25, 2011. As of September 30, 2009, we had $5.7 million outstanding under the working capital facility, had unused amounts available of $12.8 million and had $1.4 million in outstanding letters of credit. As of December 31, 2008, we had no borrowings outstanding under the working capital facility, had unused amounts available of $28.6 million and had $1.4 million in outstanding letters of credit.

Index

Borrowings under the working capital facility are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The working capital facility contains various covenants including provisions that restrict our ability to incur or prepay indebtedness, including the 2003 Notes and the 2004 Notes, or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes, depreciation and amortization (as defined in the working capital facility agreement). We have complied with all of the restrictive covenants as of September 30, 2009.

In an event of default, all principal and interest due under the working capital facility may become immediately due and payable.

4.	Accrued Expenses

Accrued expenses as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Payroll and related expenses	$3,940,636	$3,963,599
Profit sharing accrual	425,172	2,123,887
Accrued interest	1,883,827	6,374,647
Customer prepayments	2,574,857	2,984,787
Deferred revenue	1,210,670	1,298,435
Self-insured health and workers' compensation accrual	1,974,294	2,298,030
Other	2,412,010	2,836,710
	$14,421,466	$21,880,095

5.	Business Segments

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

We had no customers which accounted for 10% or more of our total net sales for the three and nine month periods ended September 30, 2009 and 2008.

Index

The following table provides segment information as of September 30, 2009 and 2008 and for the three and nine month periods then ended:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(in thousands)

Net sales
Publications	$40,326	$46,911	$126,588	$141,176
Specialty catalogs	17,770	22,899	51,841	72,054
Books	15,259	17,088	42,604	48,839
Intersegment sales elimination	(14)	(130)	(15)	(187)
Consolidated total	$73,341	$86,768	$221,018	$261,882

Operating income
Publications	$4,712	$4,509	$13,528	$13,393
Specialty catalogs	524	330	695	435
Books	1,620	1,893	2,532	4,521
Corporate expenses	(682)	(3,839)	(1,521)	(4,740)
Consolidated total	$6,174	$2,893	$15,234	$13,609

	September 30,	December 31,
	2009	2008
Assets
Publications	$144,547	$165,194
Specialty catalogs	56,238	65,403
Books	45,303	51,386
Corporate	5,441	3,114
Consolidated total	$251,529	$285,097

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Total operating income (as shown above)	$6,174	$2,893	$15,234	$13,609

Interest expense	(4,179)	(4,593)	(13,265)	(13,824)
Interest income	19	35	51	165
Gain on redemption of notes payable	5,411	-	7,194	-
Other, net	219	(269)	398	(680)

Income (loss) before income taxes	$7,644	$(1,934)	$9,612	$(730)

6.	Income Taxes

Our effective income tax rate was 31.9% and 95.7% for the third quarter 2009 and 2008, respectively, and 34.8% and 180.4% for the first nine months of 2009 and 2008, respectively. The effective income tax rate was higher in the three and nine months ended September 30, 2008 because the impact of the permanent differences in relation to the projected income before income taxes for the year ended December 31, 2008, was more significant than compared to 2009. The significant permanent differences related primarily to the increase in uncertain tax positions, including penalties and interest.

7.	Fair Value Measurements

We adopted the new guidance on fair value measurements for financial assets and liabilities as of January 1, 2008. The new guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). It also outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

Index

Our financial instruments consist of long-term investments in marketable securities (held in trust for payment of non-qualified deferred compensation) and long-term debt. The new guidance permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have elected not to measure any financial assets or financial liabilities, including long-term debt, at fair value which were not previously required to be measured at fair value. We classify the investments in marketable securities within level 1 of the hierarchy since quoted market prices are available in active markets.

We believe that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of our publicly traded debt, based on quoted market prices, was approximately $120.0 million and $115.7 million as of September 30, 2009 and December 31, 2008, respectively.

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

We engaged in transactions with affiliates of our Parent, in the normal course of business, prior to the Stock Purchase. These transactions primarily involved administrative costs and management fees paid on behalf of the affiliates. In connection with the Stock Purchase, our Parent ceased to have an ownership interest in an affiliate that owed us approximately $1.1 million as of September 30, 2009 and December 31, 2008. As such, we reclassified this amount from due from affiliated companies to other current assets, effective on the date of the Stock Purchase. The amount owed by the former affiliate is to be paid in full by January 9, 2010.

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.7 million in such fees for the three and nine month periods ended September 30, 2009, respectively, and $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2008, respectively.

9.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.	Restructuring and Other Exit Costs

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded a minimal amount and $0.2 million of restructuring costs during the three and nine month periods ended September 30, 2009, respectively. The costs relate primarily to guaranteed severance payments and employee health benefits. We do not expect to record any additional expenses in connection with this consolidation.

11.	Subsequent Events

Subsequent events have been evaluated through November 12, 2009, which is the date the financial statements were issued.

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

Overview

Company Background

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. The services we offer include: digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation, distribution and back issue fulfillment. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company.

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

Index

Three months ended September 30:

					Percent of revenue
	Three months ended September 30,		Increase (decrease)		Three months ended September 30,
(in thousands)	2009	2008	Dollars	Percentage	2009	2008

Net sales
Publications	$40,326	$46,911	$(6,585)	(14.0%)	55.0%	54.1%
Specialty catalogs	17,770	22,899	(5,129)	(22.4%)	24.2%	26.4%
Books	15,259	17,088	(1,829)	(10.7%)	20.8%	19.7%
Intersegment sales elimination	(14)	(130)	116	nm	-	(0.2%)
Total net sales	$73,341	$86,768	$(13,427)	(15.5%)	100.0%	100.0%

Cost of sales	57,754	69,784	(12,030)	(17.2%)	78.7%	80.4%

Gross profit	$15,587	$16,984	$(1,397)	(8.2%)	21.3%	19.6%

Selling and administrative expenses	$9,074	$10,136	$(1,062)	(10.5%)	12.4%	11.7%
Loss (gain) on sale of fixed assets	(11)	(19)	8	(42.1%)	-	-
Related party guaranty	-	3,550	(3,550)	nm	-	4.1%
Restructuring costs	-	-	-	nm	-	-
Amortization of intangibles	350	424	(74)	(17.5%)	0.5%	0.4%
Total operating expenses	$9,413	$14,091	$(4,678)	(33.2%)	12.9%	16.2%

Operating income
Publications	$4,712	$4,509	$203	4.5%	11.7%	9.6%
Specialty catalogs	524	330	194	58.8%	2.9%	1.4%
Books	1,620	1,893	(273)	(14.4%)	10.6%	11.1%
Corporate expenses	(682)	(3,839)	3,157	82.2%	nm	nm
Total operating income	$6,174	$2,893	$3,281	113.4%	8.4%	3.4%

Other (income) expense
Interest expense	$4,179	$4,593	$(414)	(9.0%)	5.7%	5.3%
Interest income	(19)	(35)	16	(45.7%)	-	-
Gain on redemption of notes payable	(5,411)	-	(5,411)	nm	(7.4%)	-
Other, net	(219)	269	(488)	nm	(0.3%)	0.3%
Total other (income) expense	$(1,470)	$4,827	$(6,297)	nm	(2.0%)	5.6%

Income (loss) before income taxes	7,644	(1,934)	9,578	nm	10.4%	(2.2%)

Income tax provision (benefit)	2,437	(1,851)	4,288	nm	3.3%	(2.1%)

Net income (loss)	$5,207	$(83)	$5,290	nm	7.1%	(0.1%)
_____________________
nm - not meaningful

Commentary:

Net sales for the third quarter of 2009 decreased $13.4 million or 15.5% versus the third quarter of 2008, due primarily to reductions in print run lengths resulting from the ongoing economic recession coupled with decreases in paper and shipping costs, which are passed on to our customers. Net sales for the Publications segment decreased $6.6 million or 14.0% compared to the same period a year ago principally due to lower paper and freight costs as well as sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication. Net sales for the Specialty Catalogs segment decreased $5.1 million or 22.4% compared with the same period a year ago as sales in this segment continue to be adversely impacted by lower paper and freight costs combined with a reduction in print run lengths for catalogs reflecting reduced consumer spending. Net sales for the Books segment decreased $1.8 million or 10.7% in the third quarter of 2009 as compared with the year ago period due primarily to fewer titles being produced as book publishers deal with the economic recession. Lower paper and freight costs also contributed to the dollar sales decline in Books.

Index

Gross profit for the third quarter of 2009 decreased by $1.4 million or 8.2% compared to the third quarter of 2008. The gross profit decrease was attributable primarily to the reduction in sales mentioned previously coupled with lower revenue from recyclable materials partially offset by lower variable costs, reductions in healthcare and utility costs, and cost reductions pertaining to staffing, benefits and discretionary spending. Additionally, the non-recurrence of 2008 start-up costs associated with the new digital product offering in the Publications segment also helped partially offset the adverse impact of the decline in sales and recyclables revenue. Gross margin of 21.3% of net sales for the third quarter of 2009 reflected a 1.7 margin point increase versus the third quarter of 2008. The gross margin increase was due principally to reductions in pass through costs of freight and paper as well as the reductions in health care, utility and variable costs combined with cost reduction efforts.

Operating income of $6.2 million for the third quarter of 2009 represented an increase of $3.3 million or 113.4 % as compared to operating income of $2.9 million for the third quarter of 2008. This increase was primarily attributable to the non-recurrence of 2008 related party guaranty costs to satisfy obligations in connection with the shutdown of GPN Asia, a former affiliate of our parent company.  In the Publications segment, operating income increased by $0.2 million during the third quarter of 2009 as compared to the year ago period due to reductions in staffing, employee benefit plans and discretionary spending coupled with lower healthcare claims, lower material and utility costs, and the absence of start-up costs associated with the new digital product offering which more than offset the adverse impact of lower sales volume and lower revenue from recyclable materials. In the Specialty Catalogs segments, operating income increased by $0.2 million as a result of reductions in staffing and discretionary spending coupled with lower utility costs which offset the impact of lower sales volume and the lower revenue from recyclable materials compared to the same period year ago. Operating income in the Books segment decreased $0.3 million in the third quarter of 2009 as compared to the third quarter of 2008 due primarily to the decline in sales volume and lower revenue from recyclable materials. These adverse impacts were partially offset by significant reductions in staffing and employee benefits in the Books segment.

During the third quarter of 2009, we recorded gains on the redemption of notes payable of $5.4 million. There were no comparable transactions during the third quarter of 2008.  The redemption of notes payable was the primary reason our interest expense decreased $0.4 million during the third quarter of 2009 as compared to the same period last year.

Other income was $0.2 million for the third quarter of 2009 as compared to other expense of $0.3 million during the same period last year. This increase was due primarily to the increase in the market value of investments held in the deferred compensation plan during the quarter. The market value of these investments decreased during the same period in 2008.

Income before income taxes of $7.6 million for the third quarter of 2009 represented a $9.6 million increase as compared to the same period last year. The increase was due primarily to the gains on the redemptions of notes payable, the non-recurrence of related party guaranty costs in connection with the shutdown of GPN Asia and the increase in the market value of investments held in the deferred compensation plan during the quarter.

Our effective income tax rate was 31.9% for the third quarter of 2009 compared to 95.7% for the same period in 2008. The effective income tax rate was higher in the three months ended September 30, 2008 because the impact of the permanent differences in relation to the projected income before income taxes for the year ended December 31, 2008, was more significant than compared to 2009. The significant permanent differences related primarily to the increase in uncertain tax positions, including penalties and interest.

Net income of $5.2 million for the third quarter of 2009 represented a $5.3 million increase as compared to a net loss of $0.1 million for the third quarter of 2008 due to the factors mentioned previously.

Index

Nine months ended September 30:

					Percent of revenue
	Nine months ended September 30,		Increase (decrease)		Nine months ended September 30,
(in thousands)	2009	2008	Dollars	Percentage	2009	2008

Net sales
Publications	$126,588	$141,176	$(14,588)	(10.3%)	57.3%	53.9%
Specialty catalogs	51,841	72,054	(20,213)	(28.1%)	23.4%	27.5%
Books	42,604	48,839	(6,235)	(12.8%)	19.3%	18.6%
Intersegment sales elimination	(15)	(187)	172	nm	-	-
Total net sales	$221,018	$261,882	$(40,864)	(15.6%)	100.0%	100.0%

Cost of sales	176,676	211,865	(35,189)	(16.6%)	79.9%	80.9%

Gross profit	$44,342	$50,017	$(5,675)	(11.3%)	20.1%	19.1%

Selling and administrative expenses	$27,862	$31,423	$(3,561)	(11.3%)	12.6%	12.0%
Loss on sale of fixed assets	2	142	(140)	nm	-	0.1%
Related party guaranty	-	3,550	(3,550)	nm	-	1.3%
Restructuring costs	155	-	155	nm	0.1%	-
Amortization of intangibles	1,089	1,293	(204)	(15.8%)	0.5%	0.5%
Total operating expenses	$29,108	$36,408	$(7,300)	(20.1%)	13.2%	13.9%

Operating income
Publications	$13,528	$13,393	$135	1.0%	10.7%	9.5%
Specialty catalogs	695	435	260	59.8%	1.3%	0.6%
Books	2,532	4,521	(1,989)	(44.0%)	5.9%	9.3%
Corporate expenses	(1,521)	(4,740)	3,219	67.9%	nm	nm
Total operating income	$15,234	$13,609	$1,625	11.9%	6.9%	5.2%

Other (income) expense
Interest expense	$13,265	$13,824	$(559)	(4.0%)	6.0%	5.3%
Interest income	(51)	(165)	114	(69.1%)	-	(0.1%)
Gain on redemption of notes payable	(7,194)	-	(7,194)	nm	(3.2%)	-
Other, net	(398)	680	(1,078)	nm	(0.2%)	0.3%
Total other expense	$5,622	$14,339	$(8,717)	(60.8%)	2.6%	5.5%

Income (loss) before income taxes	9,612	(730)	10,342	nm	4.3%	(0.3%)

Income tax provision (benefit)	3,342	(1,317)	4,659	nm	1.5%	(0.5%)

Net income	$6,270	$587	$5,683	nm	2.8%	0.2%
______________________
 nm - not meaningful

Commentary:

Net sales for the first nine months of 2009 decreased $40.9 million or 15.6% versus the first nine months of 2008, due primarily to reductions in print run lengths resulting from the ongoing economic recession coupled with decreases in paper and shipping costs, which are passed on to our customers, as well as decreases in paper costs resulting from the largest customer in Specialty Catalogs buying their own paper rather than having us supply it. Net sales for the Publications segment decreased $14.6 million or 10.3% compared to the same period a year ago principally due to sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication. Lower paper and freight costs also contributed to the decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $20.2 million or 28.1% compared with the same period a year ago with approximately 40% of the decrease due to our largest customer supplying their own paper, beginning in the second quarter of 2008, instead of purchasing it through us. Specialty Catalogs sales continue to be adversely impacted by a reduction in print run lengths for catalogs reflecting reduced consumer spending and the impact of lower paper and freight costs. Net sales for the Books segment decreased $6.2 million or 12.8% in the first nine months due primarily to fewer titles being produced as book publishers deal with the economic recession.

Index

Gross profit for the first nine months of 2009 decreased by $5.7 million or 11.3% compared to the first nine months of 2008. The gross profit decrease was attributable primarily to the reduction in sales mentioned previously coupled with lower revenue from recyclable materials partially offset by lower variable costs, lower utility and healthcare costs, and cost reductions in staffing, employee benefit plans, and discretionary spending. The absence of start-up costs associated with a digital product offering in Publications also helped partially offset the adverse volume impact. Gross margin of 20.1% of net sales for the first nine months of 2009 reflected a 1.0 margin point increase versus the first nine months of 2008. The gross margin increase was due principally to reductions in pass through costs of freight and paper as well as other costs as described previously which offset the margin impact of the decrease in sales.

Operating income of $15.2 million for the first nine months of 2009 represented an increase of $1.6 million or 11.9% as compared to operating income of $13.6 million for the first nine months of 2008. This increase was primarily attributable to the non-recurrence of 2008 related party guaranty costs to satisfy obligations in connection with the shutdown of GPN Asia (a former affiliate of our parent company), reductions in selling and administrative costs due to cost management of staffing, employee benefits and discretionary costs coupled with lower administrative costs associated with the new digital product initiative, partially offset by gross profit reductions discussed previously. Operating income in the Publications segment during the first nine months of 2009 increased slightly as compared to the same period in 2008 as decreases in sales and lower revenues from recyclables were fully offset by cost management of staffing, benefits and discretionary spending as well as lower utility, material and healthcare costs and the non-recurrence of the 2008 start-up costs of the new digital product offering. Operating income in the Specialty Catalogs segment increased $0.3 million during the first nine months of 2009 as compared to the same period in 2008 as decreases in sales and lower revenues from recyclables were more than offset by reductions in staffing as well as lower material, utility, discretionary and legal costs. Operating income in the Books segment decreased $2.0 million in the first nine months of 2009 compared to the year ago period due principally to the lower sales volume coupled with the lower revenue from recyclable materials. Reductions in Books staffing and employee benefits, as well as lower material costs, partially offset the adverse sales volume and recyclables revenue impact.

During the first nine months of 2009, we recorded gains on the redemption of notes payable of $7.2 million. There were no comparable transactions during the first nine months of 2008.  The redemption of notes payable was the primary reason our interest expense decreased $0.6 million during the first nine months of 2009 as compared to the same period last year.

Other income was $0.4 million for the first nine months of 2009 as compared to other expense of $0.7 million during the same period last year. This increase was due primarily to the increase in the market value of investments held in the deferred compensation plan during the first nine months of 2009. The market value of these investments decreased during the first nine months of 2008.

Income before income taxes of $9.6 million for the first nine months of 2009 represented a $10.3 million increase as compared to the same period last year. The increase was due primarily to the gains on the redemption of notes payable, the non-recurrence of related party guaranty costs in connection with the shutdown of GPN Asia and the increase in the market value of investments held in the deferred compensation plan partially offset by the net impact of lower sales and the cost reductions mentioned previously.

Our effective income tax rate was 34.8% for the first nine months of 2009 compared to 180.4% for the same period in 2008.  The effective income tax rate was higher in the nine months ended September 30, 2008 because the impact of the permanent differences in relation to the projected income before income taxes for the year ended December 31, 2008, was more significant than compared to 2009. The significant permanent differences related primarily to the increase in uncertain tax positions, including penalties and interest.

Net income of $6.3 million for the first nine months of 2009 represented a $5.7 million increase as compared to net income of $0.6 million for the first nine months of 2008 due to the factors mentioned previously.

Liquidity and Capital Resources

We had cash of $0.4 million as of September 30, 2009 compared to $16.4 million as of December 31, 2008. For the nine months ended September 30, 2009, we utilized cash on hand to fund operations, make investments in new plant and equipment, make the semi-annual interest payments on the senior secured notes, repurchase our senior secured notes and pay a cash dividend and make a loan to our parent company.

Operating Activities

Net cash provided by operating activities was $10.1 million for the first nine months of 2009 compared to $3.4 million for the first nine months of 2008. This $6.7 million improvement was primarily the result of an increase in net income of $5.7 million coupled with favorable working capital changes of $9.0 million offset by a net increase in non-cash income of $8.0 million. The primary non-cash income was the $7.2 million gain on the redemption of notes payable during the first nine months of 2009. The working capital changes included:

Index

·	a decrease in accounts receivable in the first nine months of 2009 as compared to the first nine months of 2008 due primarily to lower sales volume;

·
inventory levels at the end of the third quarter of 2009 were significantly lower as compared to the end of 2008 and the third quarter of 2008 due primarily to efforts to reduce inventory balances in line with our lower production and sales levels; additionally, inventory levels had risen at the end of the third quarter of 2008 due to the impact of the temporary build-up of paper inventories in the Specialty Catalogs segment to ensure production supply;

·
an increase in refundable income taxes during the first nine months of 2008 due to the payment of estimated income taxes and the income tax benefit recorded in anticipation of a taxable loss in 2008 as compared to the decrease in refundable income taxes during the first nine months of 2009 due to the receipt of income tax refunds and the income tax provision recorded in anticipation of taxable income in 2009.

These sources of cash were partially offset by reductions in accounts payable and accrued expenses. The accounts payable reduction was primarily due to the lower production levels brought on by lower sales and the timing of certain vendor payments during the third quarter of 2009 as compared to the third quarter of 2008 and the end of 2008.  The accrued expense reduction was primarily due to the payments made to satisfy the guaranty costs in connection with the shutdown of GPN Asia.

Investing Activities

Net cash used in investing activities was $7.9 million for the first nine months of 2009 compared to $14.4 million for the first nine months of 2008. This $6.5 million decrease in cash used was primarily the result of lower capital spending and the non-recurrence of advances made in 2008 to former affiliates in the first nine months of 2009 as compared to the same period last year. These decreases were partially offset by an increase in cash we advanced to our parent company (the majority of which was used to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius International Dutch Bidco, B.V.) in the first nine months of 2009 as compared to the same period last year.

Financing Activities

Cash used in financing activities was $18.2 million for the first nine months of 2009 and was minimal for the first nine months of 2008. The $18.2 million increase in cash used was primarily the result of the $14.5 million we paid to repurchase our senior secured notes, the $9.1 million dividend paid to our parent company to enable it to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius, and the $0.3 million in deferred financing costs we paid in connection with the amendment to our working capital facility, offset by the $5.7 million net borrowings under our working capital facility.

We expect our principal sources of liquidity will be cash flow generated from operations and borrowings under our working capital facility. We expect our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes, through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We estimate that our capital expenditures for the remainder of 2009 will total about $5.2 million. Based on our current level of operations, we believe that our cash flow from operations and available cash will be adequate to meet our future short–term and long–term liquidity needs. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Indebtedness

As of September 30, 2009, we had total indebtedness of $148.7 million comprised of $143.0 million due under the 2003 Notes and the 2004 Notes, with a scheduled maturity of August 2011, and $5.7 million due under our working capital facility which matures in March 2011. We will have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $14.6 million on an annual basis.

The terms of our working capital facility, as amended, are substantially as set forth below. Revolving advances are available from the lender in an aggregate principal amount of up to $20.0 million, subject to a borrowing base test. We are able to repay and reborrow such advances until the March 2011 maturity date. As of September 30, 2009, we had unused amounts available of $12.8 million and had $1.4 million in outstanding letters of credit.

Index

Working Capital Facility and Indenture

Our working capital facility and the indenture governing the 2003 Notes and the 2004 Notes contain various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends.  We amended our working capital facility on June 16, 2009. The amended agreement prohibits us from repurchasing the 2003 Notes and the 2004 Notes unless certain conditions are met, including that the amount expended for note repurchases after May 25, 2009 may not exceed $20.0 million in the aggregate, and that immediately after each note repurchase, there must be at least $5.0 million available under the working capital facility. The working capital facility also requires us to satisfy certain financial tests including an interest coverage ratio and to maintain a minimum EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”), both calculated for the period consisting of the four preceding consecutive fiscal quarters. WCF EBITDA is defined in and calculated pursuant to our working capital facility and is used below solely for purposes of calculating our compliance with the covenants in our working capital facility. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. The required interest coverage ratio is at least 1.80 to 1.00 and the minimum WCF EBITDA requirement (calculated on a rolling twelve months) is $33.0 million. (Prior to the amendment the required interest coverage ratio was at least 2.00 to 1.00 and the minimum WCF EBITDA requirement was $36.0 million, both calculated on the same basis as the amended working capital facility.) For the twelve months ended September 30, 2009, our interest coverage ratio was 2.45 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $40.8 million. In addition, our working capital facility prohibits us from making any payments with respect to the 2003 Notes and the 2004 Notes if we fail to perform our obligations under, or fail to meet the conditions of, our working capital facility or if payment creates a default under our working capital facility.

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

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the nine month periods ended September 30, 2009 and 2008 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended September 30, 2009 includes the amounts presented in the following table as well as the amounts from the third and fourth quarters of 2008.

	Nine Months Ended September 30,
	2009	2008

Net cash used in operating activities	$10,055	$3,379

Accounts receivable	(2,460)	1,141
Inventories	(4,325)	1,273
Other current assets	682	480
Refundable income taxes	(2,935)	3,789
Other assets	(151)	(1,139)
Accounts payable	6,565	3,658
Accrued expenses	2,968	(1,085)
Accrued interest	4,491	4,229
Income taxes payable	(983)	73
Other liabilities	165	568
Provision for doubtful accounts	(323)	(97)
Deferred income tax provision	36	(823)
Provision for inventory realizability and LIFO value	(79)	(17)
Loss on disposition of fixed assets, net	(2)	(142)
Income tax provision (benefit)	3,342	(1,317)
Cash interest expense	12,658	12,828
Management fees	673	558
Non cash adjustments:
(Increase) decrease in market value of investments	(73)	226
Amortization of prepaid lease costs	65	68
Loss on disposition of fixed assets	15	227
Interest income	(51)	-
Related party guaranty	-	3,550
Restructuring costs	155	-
Bank fees for abandoned line of credit renewal	308	-

Working Capital Facility EBITDA	$30,796	$31,427

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

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of September 30, 2009:

	Remaining Payments Due by Period
			2010 to	2012 to	2014 and
	Total	2009	2011	2013	beyond
(in thousands)

Long term debt, including interest (1)	$166,702	$-	$166,702	$-	$-
Operating leases	6,799	965	5,360	465	9
Purchase obligations (2)	4,554	1,368	2,874	312	-
Other long-term obligations (3)	504	38	302	164	-

Total (4)	$178,559	$2,371	$175,238	$941	$9

__________________________

(1)	Includes the $142.9 million aggregate principal amount due on the senior secured notes plus interest at 10.25% payable semi-annually through August 15, 2011.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under non-compete arrangements with our former Chairman of the Board.

(4)
At September 30, 2009, we have recognized approximately $2.0 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At September 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

On July 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on our consolidated financial statements.

The following recently issued but not yet enacted accounting standards have not yet been codified by the FASB, as described in the previous paragraph.

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

Index

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three and nine months ended September 30, 2009 and 2008 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first nine months of 2009, we had borrowings under our working capital facility and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the nine months ended September 30, 2009. All of our other debt carries fixed interest rates.

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

Date:   November 12, 2009