Form 10-K
period 2009-12-31
SHERIDAN GROUP INC
filed 2010-03-29
CIK 1056035

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Check one:  Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

None of the Registrant’s common stock is held by non-affiliates of the Registrant.

There was 1 share of the Registrant’s Common Stock outstanding as of March 29, 2010.

THE SHERIDAN GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

Overview

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We believe that we enjoy strong and long-standing relationships with our customers, which include publishers, catalog merchants, associations and university presses.  We provide a wide range of printing services and value-added support services, such as digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation, distribution and back issue fulfillment.  We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company. We operate in three business segments:  Publications, Specialty Catalogs and Books.  For the year ended December 31, 2009, we generated net sales of $293.3 million, operating income of $21.4 million and net income of $8.2 million.  As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

History

We trace our roots back to The Sheridan Press, the predecessor of which was founded in 1915. We entered the short-run journal market in 1980, targeting the printing of scientific, technical, medical and scholarly journals for publishers. The Sheridan Group, Inc. was formed in 1988 to complete the acquisition of Braun-Brumfield, Inc., a short-run book printer located in Michigan. In 1994, we entered the specialty magazine market with the acquisition of United Litho, Inc., a printer of specialty magazines serving the Washington, D.C. metro area. In conjunction with our recapitalization in 1998, we acquired Dartmouth Printing Company, a specialty magazine printer in New Hampshire, and Capital City Press (“CCP”), a journal printer in Vermont. In 1999, we acquired BookCrafters, Inc., a short-run book printer in Chelsea, Michigan and consolidated it with Braun-Brumfield to form Sheridan Books, Inc. In 2004, we acquired The Dingley Press (the “Dingley Acquisition”), a specialty catalog printer in Maine. In 2006, we shut down the operations of CCP and consolidated the production of short-run journals at The Sheridan Press. Currently, we are comprised of six specialty printing companies operating in the domestic scientific, technical, medical and scholarly journal, specialty catalog, short-run book, specialty magazine and article reprints markets: The Sheridan Press in Pennsylvania; Sheridan Books in Michigan; Dartmouth Printing Company in New Hampshire; United Litho in Virginia; Dartmouth Journal Services in Vermont; and The Dingley Press in Maine.

Index

Printing Services

Our printing services include transferring content onto printing plates in pre-press, printing the content on press, binding the printed pages into the finished product and distributing the finished product to either the customer or the ultimate end user.  Pre-press processes, which include digital techniques, as well as computer-to-plate technology, are critical front-end elements of our printing services which ready the content for printing on our presses.  Sheet-fed and web presses are used, depending on run length, to produce the printed product.  We also offer ultra-short-run printing services for article reprints, books and journals. During 2008, we launched a new product offering to digitally print books and journals on demand. We utilize three types of binding techniques for the printed product:  perfect binding, saddle stitching and case binding. The product is then labeled and packaged prior to mailing. The majority of journals and magazines are mailed to the subscribers; the remainder are shipped to the publisher. All of our books are shipped in cases to the customer. Catalogs are drop-shipped to various locations throughout the U.S. and placed into the mail stream close to the recipient.

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

The following table presents the percentage of net sales contributed by each segment during the past three fiscal years.

Net sales %	2009	2008	2007
Publications	57	54	53
Specialty Catalogs	23	27	29
Books	20	19	18
Total	100	100	100

Additional financial information about our segments is set forth in Note 16 to our consolidated financial statements set forth in Part II, Item 8 of this report.

Publications

The Publications segment provides products and services for journals and specialty magazines to publishers, university presses and associations.

Index

Journals

The journal market includes journals for the scientific, technical, medical and scholarly communities. We compete in both the short-run and medium-run portions of the journal market.  We define short-run journals as journals produced on sheet-fed and digital presses with typical production runs of less than 5,000. We consider medium-run journals to be journals with production runs between 5,000 and 100,000 copies. Medium-run journals are typically produced on web presses due to economies of scale versus sheet-fed presses. Publishers, associations and university presses comprise the customers in the journals market.  In 2009, we printed over 2,400 journal titles.

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

Specialty Magazines

We characterize specialty magazines as magazines having production runs of less than 100,000 copies. Our customers in this market are publishers and associations. Specialty magazines also have a high level of repeat business due to the periodic nature of the publications. This is largely a regional market defined by proximity to the customer. In 2009, we printed over 400 magazine titles.

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

Specialty Catalogs

We entered the specialty catalog segment in 2004 with our purchase of The Dingley Press.  We characterize Specialty Catalogs as catalogs distributed by specialty catalog merchant companies, which are often smaller entrepreneurial firms with high service requirements. We produce catalogs with run lengths between 50,000 and 8,500,000 copies, most of which are printed in four-color and are bound using the saddle stitching technique. Multiple versions of each catalog are distributed during the year requiring high levels of customer service and extensive distribution services.  In 2009, we printed about 130 catalog titles.

Books

We print books for publishers, associations and university presses. Sales to this market include both the initial printing of titles and subsequent reprints.  In 2009, we printed about 9,600 book titles.

We produce books in run lengths that average about 2,000 copies and range from 100 to 10,000 copies.  The majority of these books are black and white.  Books are produced on both sheet-fed and web presses.  In 2009, about 56% of our books had soft covers (perfect bound) and about 44% had hard covers (case bound).

Index

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

Customers

We benefit from a highly diversified customer base. The majority of our business comes from publishers, followed by catalog merchants, associations and university presses.  The average length of our relationship with our top 50 customers is approximately 18 years. During 2009 and 2008, we had no customer that accounted for more than 10% of our net sales. In 2007, Dr. Leonard’s Healthcare Corp. (“Dr. Leonard’s”) accounted for about 10.7% of our net sales, which are included in the Specialty Catalogs segment. The loss of this or any other large customer could cause our net sales and profitability to materially decline.

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

Employees

We had about 1,540 employees as of December 31, 2009. We focus heavily on fostering enthusiastic and positive cultures at each of our locations, evidenced by the fact that we have been recognized with numerous “Best Workplace in America” awards presented by Printing Industries of America. In addition, we closely monitor our employees’ level of job satisfaction with comprehensive surveys on a regular basis. Management believes our compensation and benefits packages are competitive within the industry and local markets.

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

Index

ITEM 1A.	RISK FACTORS

Risk Factors

Senior Secured Notes Maturing—We do not have sufficient funds to repay our senior secured notes that mature on August 15, 2011 and may not be able to refinance them prior to their maturity.

We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay our senior secured notes, which mature on August 15, 2011. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so.

Substantial Leverage—Our substantial indebtedness could adversely affect our financial health and prevent us from meeting our obligations under our indebtedness.

We have a significant amount of indebtedness.  On December 31, 2009, we had total indebtedness of approximately $142.9 million.

Our substantial indebtedness could have important consequences.  For example, it could:

·	make it more difficult for us to meet our payment and other obligations under our indebtedness;

·
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

·	increase our vulnerability to general adverse economic and industry conditions;

·	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

·	place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

·	limit our ability to borrow additional funds or raise additional financing.

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

Index

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

During 2009 we did not derive more than 10% of our net sales from any single customer. However, we derived a significant portion of our net sales from our ten largest customers. In the future, an increase in business from a large customer could result in net sales to that customer comprising more than 10% of our total net sales. We cannot assure you that our large customers will continue to use our printing services. The loss of any of our large customers could cause our net sales and profitability to decline materially.

Cost and Availability of Paper and Other Raw Materials—Increases in prices of paper and other raw materials and postal rates as well as changes in postal delivery schedules could cause disruptions in our services to customers.

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

Index

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

Our journals, magazines and catalogs are mailed, either by us or our customers, to subscribers. As a result, an increase in postal rates may cause our customers to decrease the size and number of their publications. Although we generally have not experienced significant decreases in mailings in the past due to postal rate increases, we cannot assure you that such a decrease will not occur in the future or will not potentially adversely affect the financial results of our business. The U.S. Postmaster General has proposed reducing the delivery of mail from six days to five days per week. If this change is adopted we cannot assure you how our customers will react and whether or not this will adversely affect the financial results of our business.

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

Our operating results and performance are impacted by general economic conditions, both domestic and abroad. Worldwide economic problems became more pronounced in 2009 resulting in a decrease in demand for our products. The current global economic downturn and credit crisis may continue to negatively and materially affect demand for our products and services and our financial performance. Examples of how our business and financial performance may continue to be adversely affected by current and future economic conditions include:

·	increased price competition resulting in lower sales, profitability and cash flow;

·	deterioration in the financial condition of our customers resulting in reduced orders, an inability to collect receivables, payment delays or customer bankruptcy;

·	increased risk of insolvency of financial institutions, which may limit our liquidity in the future or adversely affect our ability to use or refinance our working capital facility;

·
increased turmoil in the financial markets may limit our ability and the ability of our customers and suppliers to access the capital markets or require limitations or terms and conditions for such access that are more restrictive and costly than in the past; and

·	declines in our businesses could result in material charges for restructuring or asset impairments.

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

Index

·	the industry experiences shortages of qualified technicians, and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently;

·	our labor expenses may increase as a result of shortages of skilled technicians; or

·	we may have to curtail our planned internal growth as a result of labor shortages.

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

Index

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

Additional Capital—We may need additional capital in the future and it may not be available on acceptable terms.

We may require more capital in the future to:

·	refinance our senior secured notes;

·	fund our operations;

·	finance investments in equipment and infrastructure needed to maintain and expand our network;

·	enhance and expand the range of services we offer; and

·	respond to competitive pressures and potential strategic opportunities, such as investments, acquisitions and international expansion.

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

Working Capital Facility Maturing—Although we anticipate that we will be able to refinance our working capital facility prior to its termination on March 25, 2011, there can be no assurance that we will be able to do so.

Our working capital facility is scheduled to terminate on March 25, 2011. As of December 31, 2009 we had no borrowings outstanding under our working capital facility, although we have borrowed under the facility from time to time in the past. We anticipate that we will be able to replace the current facility prior to its termination, but there can be no assurances that we will be able to do so on similar terms or at all. If we are not able to replace our working capital facility on similar terms it could adversely impact our ability to fund our liquidity needs.

Consummation of Future Acquisitions—We may not be able to acquire other companies on satisfactory terms or at all.

Index

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

Furthermore, the costs of businesses that we may acquire could significantly impact our short-term operating results. These costs could include:

·	restructuring charges associated with the acquisitions; and

·
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

Finally, although we conduct and intend to conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. Until we actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. Once we acquire a business, we are faced with risks, including:

·	the possibility that we have acquired substantial undisclosed liabilities;

·	the risks of entering markets in which we have limited or no prior experience;

·	the potential loss of key employees or customers as a result of changes in management; and

·	the possibility that we may be unable to recruit additional managers with the necessary skills to supplement the management of the acquired businesses.

We may not be successful in overcoming these risks.

Principal Stockholders—Our principal stockholders could exercise their influence over us.

As a result of their stock ownership of TSG Holdings Corp., our parent, Bruckmann, Rosser, Sherrill & Co., L.L.C. (“BRS”), Jefferies Capital Partners (“JCP”) and their respective affiliates together beneficially own about 84.6% of TSG Holdings Corp.’s outstanding capital stock. By virtue of their stock ownership and the terms of the securities holders’ agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of BRS and JCP as equity owners of TSG Holdings Corp. may differ from the interests of our noteholders and the lenders under our working capital facility, and, as such, BRS and JCP may take actions which may not be in the interest of such noteholders and lenders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of our noteholders and the lenders under our working capital facility. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders and the lenders under our working capital facility.

Index

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

We operate a network of 13 manufacturing, warehousing and office facilities located throughout the East Coast and Midwest that occupy, in total, about 1.1 million square feet. We maintain approximately 1.0 million square feet of production space consisting of manufacturing and publication services. We own about 85% of the square footage we use.  The following table provides an overview of our manufacturing, warehousing and office facilities.

Location	Function(s)	Ownership Structure		Total Size (Sq. Feet)
Hunt Valley, MD	Corporate Headquarters	Leased		6,366
Hanover, PA	Manufacturing (Publications)	Owned	(1)	172,250
Chelsea, MI	Manufacturing (Books)	Owned	(1)	160,569
Hanover, NH	Manufacturing (Publications)	Owned	(1)	147,830
Ashburn, VA	Manufacturing (Publications)	Owned	(1)	70,159
Lisbon, ME	Manufacturing (Specialty catalogs)	Owned	(1)	276,787
Ann Arbor, MI	Manufacturing and Distribution (Books)	Owned	(1)	124,726
Hanover, PA	Warehousing (Publications)	Leased		70,000
Orford, NH	Warehousing (Publications)	Leased		4,330
Waterbury, VT	Publication Services (Publications)	Leased		13,000
Sterling, VA	Warehousing (Publications)	Leased		6,304
Lewiston, ME	Warehousing (Specialty catalogs)	Leased		68,286
Lisbon, ME	Warehousing (Specialty catalogs)	Leased		3,200
		Total		1,123,807
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

Index

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are wholly-owned by TSG Holdings Corp, a privately owned corporation. There is no public trading market for our equity securities or for those of TSG Holdings Corp. As of March 29, 2010, there were 33 holders of TSG Holdings Corp. common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Statement of Income Data:

Net sales	$293,349	$348,027	$344,240	$337,540	$347,959
Gross profit	60,401	66,647	70,050	65,376	64,456
Selling and administrative expenses	37,115	42,175	41,746	40,339	39,594
Operating income	21,390	12,757	26,308	5,489	21,897
Net income (loss)	8,217	(5,872)	4,847	(8,343)	1,180

Balance Sheet Data (at end of period):

Cash and cash equivalents	$4,110	$16,397	$20,517	$7,800	$7,962
Property, plant and equipment, net	117,757	127,064	126,709	129,666	119,220
Total assets	249,000	285,097	298,968	291,567	300,721
Total debt	142,949	164,946	164,930	164,915	164,904
Total stockholder's equity	44,012	44,882	50,845	46,688	54,996

Other Financial Data:

Depreciation and amortization	$18,674	$18,400	$17,834	$18,991	$17,072
Capital expenditures	9,654	17,597	15,158	26,296	21,282

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

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

Restructuring costs

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.3 million of restructuring costs during 2009. The costs relate primarily to guaranteed severance payments and employee health benefits. We expect to record an additional $0.1 million of restructuring costs in connection with this consolidation during 2010.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and the differences could be material. We consider the following accounting policies to be critical policies which involve various estimation processes:

·	Allowance for doubtful accounts;
·	Goodwill and other long-lived assets;
·	Income taxes; and
·	Self-insurance.

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

Index

Goodwill and Other Long-Lived Assets

On an annual basis or as circumstances dictate, we review goodwill and evaluate events or other developments that may indicate impairment in the carrying amount. We test goodwill for impairment using the two-step process as prescribed by the appropriate guidance. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. No impairments were noted as a result of these tests performed on December 31, 2009. The December 31, 2008 assessment indicated that goodwill related to our United Litho reporting unit, a component of the Publications segment, was fully impaired resulting in a write-down of goodwill totaling $3.4 million which was recorded during the fourth quarter of 2008. No impairments were noted as a result of these tests performed on December 31, 2007. At December 31, 2009, we had $41.0 million in goodwill. While significant judgment is required, we believe that our estimates of fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for goodwill, which could materially affect the value of goodwill and our results of operations.

The determination of the fair value of our reporting units and the allocation of fair value to assets and liabilities within the reporting units requires management to make significant estimates and assumptions.  These estimates and assumptions include: the selection of suitable peer group companies, control premiums appropriate for acquisitions in our industry, the discount rate and forecasts of revenues, operating income, depreciation and amortization and capital expenditures.  The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, customer relationships, trade names, technology and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the uncertainty involved in making such estimates.  Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.

We review other long-lived assets, consisting primarily of property, plant and equipment and identified intangibles subject to amortization, for impairment by analyzing the future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of the long-lived assets, including goodwill, may not be recoverable. As a result of the impairment analysis performed in 2008 for United Litho (a component of the Publications segment) and The Dingley Press (our Specialty Catalogs segment), we concluded that the carrying value of the customer relationship assets exceeded their fair value. Therefore, during the fourth quarter of 2008, we recorded an impairment charge of $2.0 million and $0.2 million for the customer relationship assets of United Litho and The Dingley Press, respectively.  We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2009 and 2007. While significant judgment is required, we believe that our estimates of future undiscounted cash flows are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values of long-lived assets, which could materially affect the value of long-lived assets and the results of operations.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. In addition to estimating the actual current tax liability, we must assess future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reflected on our consolidated balance sheets, and operating loss carryforwards. Such differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not considered likely, establish a valuation allowance against those assets. The valuation allowance is based on estimates of future taxable income in jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable. We use our best judgment in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets.

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

Index

We adopted the recognition, measurement and disclosure guidance for the accounting for uncertain tax positions. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of this guidance and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.5 million and penalties of $0.4 million as of December 31, 2009. Interest and penalties in the amount of $0.1 million were expensed during the years ended December 31, 2009, 2008 and 2007, respectively. Interest and penalties will continue to accrue on certain issues in 2010 and forward.

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

Results of Operations

The periods presented in this Form 10-K are reported on a comparable basis. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, Dartmouth Journal Services and United Litho. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We have a Group President - Publication Services, to manage our journal and magazine business. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies.

The following tables set forth, for the periods indicated, information derived from our consolidated statements of income, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. These tables should be read in conjunction with the commentary that follows them.

Index

Comparison of Years Ended December 31, 2009 and December 31, 2008

					Percent of revenue
	Year ended December 31,		Increase (decrease)		Year ended December 31,
(in thousands)	2009	2008	Dollars	Percentage	2009	2008

Net sales
Publications	$165,872	$188,714	$(22,842)	(12.1%)	56.5%	54.2%
Specialty catalogs	68,948	92,218	(23,270)	(25.2%)	23.5%	26.5%
Books	58,554	67,282	(8,728)	(13.0%)	20.0%	19.3%
Intersegment sales elimination	(25)	(187)	162	86.6%	-	-
Total net sales	293,349	348,027	(54,678)	(15.7%)	100.0%	100.0%

Cost of sales	232,948	281,380	(48,432)	(17.2%)	79.4%	80.9%

Gross profit	60,401	66,647	(6,246)	(9.4%)	20.6%	19.1%

Selling and administrative expenses	37,115	42,175	(5,060)	(12.0%)	12.7%	12.1%
Loss on disposition of fixed assets	146	1,223	(1,077)	(88.1%)	-	0.4%
Related party guaranty	-	3,000	(3,000)	(100.0%)	-	0.8%
Restructuring costs	312	137	175	127.7%	0.1%	-
Amortization of intangibles	1,438	1,715	(277)	(16.2%)	0.5%	0.5%
Impairment charge	-	5,640	(5,640)	(100.0%)	-	1.6%
Total operating expenses	39,011	53,890	(14,879)	(27.6%)	13.3%	15.4%

Operating income
Publications	17,312	12,481	4,831	38.7%	10.4%	6.6%
Specialty catalogs	1,491	(426)	1,917	nm	2.2%	(0.5%)
Books	4,039	5,524	(1,485)	(26.9%)	6.9%	8.2%
Corporate expenses	(1,452)	(4,822)	3,370	69.9%	N/A	N/A
Total operating income	21,390	12,757	8,633	67.7%	7.3%	3.7%

Other (income) expense
Interest expense	17,229	18,399	(1,170)	(6.4%)	5.9%	5.3%
Interest income	(69)	(172)	103	59.9%	-	(0.1%)
Gain on redemption of notes payable	(7,194)	-	(7,194)	nm	(2.5%)	-
Other, net	(234)	1,269	(1,503)	nm	(0.1%)	0.4%
Total other expense	9,732	19,496	(9,764)	(50.1%)	3.3%	5.6%

Income (loss) before income taxes	11,658	(6,739)	18,397	nm	4.0%	(1.9%)

Income tax provision (benefit)	3,441	(867)	4,308	nm	1.2%	(0.2%)

Net income (loss)	$8,217	$(5,872)	$14,089	nm	2.8%	(1.7%)

_______________
nm- not meaningful

Net sales were $293.3 million in 2009, a $54.7 million or 15.7% decrease compared to net sales of $348.0 in 2008.  The decrease in sales was due primarily to reductions in pricing, print run lengths and page counts resulting from the ongoing economic recession coupled with decreases in paper and shipping costs, which are passed on to our customers. Net sales for the Publications segment decreased $22.8 million or 12.1% in 2009 as compared to the same period a year ago with about half the sales decline due to lower paper and freight costs. The balance of the Publications sales decline was due to reductions in pricing, run lengths and frequency of publication for journal and magazine customers along with a reduction in page counts from our magazine customers. Net sales for the Specialty Catalogs segment decreased $23.3 million or 25.2% in 2009 as compared to the same period a year ago. Approximately 75% of the Specialty Catalogs sales decrease was due to lower paper and freight costs, including the impact of the segment’s largest customer’s decision to supply its own paper. The remainder of the Specialty Catalogs sales decline is attributable to a reduction in print run lengths and page counts for catalogs reflecting reduced consumer spending. Net sales for the Books segment decreased $8.7 million or 13.0% in 2009 as compared to the same period a year ago due primarily to fewer titles being produced coupled with shorter run lengths and page counts as book publishers deal with the economic recession. Lower paper and freight costs accounted for about one third of the dollar sales decline in Books.

Index

Gross profit for 2009 decreased by $6.2 million or 9.4% compared to 2008. The gross profit decrease was attributable primarily to the reduction in sales mentioned previously coupled with lower revenue from recyclable materials partially offset by lower variable costs, reductions in healthcare and utility costs, and cost reductions pertaining to staffing, benefits and discretionary spending. Additionally, the non-recurrence of 2008 start-up costs associated with the new digital product offering in the Publications segment also helped partially offset the adverse impact of the decline in sales and recyclables revenue. Gross margin of 20.6% of net sales in 2009 reflected a 1.5 margin point increase versus 2008. The gross margin increase was due principally to reductions in pass through costs of freight and paper as well as the reductions in health care, utility and variable costs combined with cost reduction efforts.

Operating income of $21.4 million for 2009 represented an increase of $8.6 million or 67.7% as compared to operating income of $12.8 million for 2008. This increase was primarily attributable to the non-recurrence of three items from 2008: (i) $5.6 million of impairment charges related to goodwill and intangibles at United Litho, (ii) $3.0 million of related party guaranty costs to satisfy obligations in connection with the shutdown of GPN Asia, a former affiliate of our parent company and (iii) $0.8 million of losses on the disposition of fixed assets associated with our product offering in the digital printing market. We also realized reductions in selling and administrative costs due to cost management of staffing, employee benefits and discretionary costs coupled with lower administrative costs associated with the new digital product initiative, partially offset by the gross profit reductions discussed previously. In the Publications segment, operating income increased by $4.8 million during 2009 as compared to the year ago period due primarily to the non-recurrence of the impairment charges for goodwill and other intangibles and the losses on the disposition of fixed assets associated with the digital product initiative mentioned previously. Additionally, reductions in Publications staffing, employee benefit plans and discretionary spending coupled with lower healthcare claims, lower material and utility costs, and the absence of start-up costs associated with our product offering in the digital printing market more than offset the adverse impact of lower sales volume and lower revenue from recyclable materials. In the Specialty Catalogs segments, operating income increased by $1.9 million in 2009 as a result of reductions in staffing and discretionary spending coupled with lower utility costs which offset the impact of lower sales volume and the lower revenue from recyclable materials compared to the same period year ago. Operating income in the Books segment decreased $1.5 million in 2009 as compared to 2008 due primarily to the decline in sales volume and lower revenue from recyclable materials. These adverse impacts were partially offset by significant reductions in staffing and employee benefits in the Books segment.

During 2009, we recorded gains on the redemption of notes payable of $7.2 million. There were no comparable transactions during 2008.  The redemption of notes payable was the primary reason our interest expense decreased $1.2 million during 2009 as compared to the same period last year.

Other income was $0.2 million for 2009 as compared to other expense of $1.3 million during the same period last year. This increase was due primarily to the increase in the market value of investments held in the deferred compensation plan during 2009. The market value of these investments decreased during the same period in 2008.

Income before income taxes of $11.7 million for 2009 represented an $18.4 million increase as compared to the same period last year. The increase was due primarily to the gains on the redemptions of notes payable and the non-recurrence of (i) impairment charges for goodwill and other intangibles, (ii) the related party guaranty costs in connection with the shutdown of GPN Asia and (iii) the losses on the disposition of certain fixed assets associated with the digital product initiative. In addition, the reduction in interest expense and the increase in the market value of investments held in the deferred compensation plan during the year also contributed to the increase in income before income taxes.  These increases were partially offset by the adverse impact of lower sales net of the operating cost reductions mentioned previously.

Our effective income tax rate was 29.5% for 2009 compared to 12.9% for the same period in 2008. The effective tax rate was much lower in 2008 due primarily to the impact of the goodwill impairment charge mentioned previously.

Net income of $8.2 million for 2009 represented a $14.1 million increase as compared to a net loss of $5.9 million for 2008 due to the factors mentioned previously.

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
_______________
nm- not meaningful

Net sales were $348.0 million in 2008, a $3.8 million or 1.1% increase compared to net sales of $344.2 million for 2007, due primarily to cost increases for shipping and paper costs which were passed on to our customers during 2008. Net sales for the Publications segment in 2008 increased $5.8 million or 3.2% compared to 2007 due mainly to increases in shipping and paper costs which were passed on to our customers. Net sales for the Specialty Catalogs segment in 2008 decreased $5.9 million or 6.0% compared with 2007 primarily because the largest customer began supplying their own paper in 2008 instead of purchasing it through us, partially offset by higher shipping and paper costs which were passed on to our customers. Net sales for the Books segment in 2008 increased $4.0 million or 6.3% compared with 2007 due primarily to new work awarded to us by existing customers and the impact of increases in paper costs, which were passed on to our customers.

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

We recorded $3.0 million of related party guaranty costs during 2008 to satisfy certain obligations of GPN Asia, a former affiliate of our parent company. We guaranteed the obligations of GPN Asia related to a lease agreement, up to a maximum of $4.0 million, and established a $0.3 million letter of credit to secure a working capital facility for GPN Asia. In August 2008, GPN Asia began the process of shutting down operations. In connection with this shutdown, we satisfied obligations under the lease agreement and letter of credit. Based on current estimates, we expect our total expenditures to be approximately $3.0 million. Of this amount, approximately $0.4 million was included in accrued expenses as of December 31, 2008.

As a result of our impairment tests in 2008, we concluded that the carrying value of goodwill at United Litho and the customer relationship assets at United Litho and The Dingley Press exceeded their fair value. This resulted in a non-cash impairment charge of $5.6 million during the fourth quarter of 2008. In connection with our annual assessment of goodwill and other intangibles in 2007, we concluded that there were no indications of impairment.

Operating income of $12.8 million in 2008 represented a $13.6 million or 51.5% decrease compared to operating income of $26.3 million in 2007. This decrease was due principally to a $1.8 million increase in start-up costs incurred in establishing a new product offering in the Publications segment, the related party guaranty, the loss on the disposition of fixed assets, the impairment charge for goodwill and other intangibles, an increase in claims for employee healthcare and workers’ compensation benefits, and higher costs for energy, materials and depreciation. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper, and increased sales volume. The operating income of $12.5 million for the Publications segment in 2008 was $8.5 million lower than the operating income for the same period in 2007 primarily due to the impairment of goodwill and other intangibles at United Litho along with an increase of $1.8 million in start-up costs incurred in establishing a new product offering in the short-run digital printing market, the loss on disposition of fixed assets and an increase in claims for employee healthcare and workers’ compensation benefits and higher costs for energy, repairs, supplies and equipment leases. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper. The operating loss was $0.4 million for the Specialty Catalogs segment in 2008 and represented a $2.0 million decrease as compared to the same period in 2007. This decrease was primarily due to the impairment of intangible assets, an increase in claims for employee healthcare and higher costs for outside services, energy and depreciation partially offset by higher recyclable revenue. Operating income of $5.5 million for the Books segment in 2008 represented a $0.7 million decrease as compared to 2007. The decrease was due primarily to an increase in claims for employee healthcare and workers’ compensation benefits and higher costs for materials and depreciation. These cost increases were partially offset by the impact of higher revenue from recyclable materials, primarily paper, and increased sales volume. We had an operating loss of $4.8 million in 2008 related to our corporate expenses. This loss was $2.3 million greater than the loss realized in the same period in 2007. This adverse impact was due primarily to the related party guaranty costs recorded in 2008 partially offset by lower costs related to management performance incentive payments.

The increase in other expense of $1.4 million during 2008 as compared to the same period in 2007 was due primarily to decreases in the market value of investments held in the deferred compensation plan during 2008.

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

Index

Net loss for 2008 was $5.9 million, a $10.7 million decrease as compared to net income of $4.8 million for 2007 due to the factors mentioned previously.

Liquidity and Capital Resources

We had cash of $4.1 million as of December 31, 2009 compared to $16.4 million as of December 31, 2008. During 2009, we utilized cash on hand to fund operations, make investments in new plant and equipment, make the semi-annual interest payments on the senior secured notes, repurchase some of our senior secured notes and pay a cash dividend and make a loan to our parent company.

Operating Activities

Net cash provided by operating activities was $23.0 million for 2009, an increase of $8.3 million as compared to $14.7 million for 2008. The increase was primarily due to favorable changes in working capital and other assets and liabilities totaling $7.9 million. The working capital changes included (i) a decrease in accounts receivable at the end of 2009 as compared to 2008 due primarily to decreases in sales activity, (ii) inventory levels at the end of 2009 were significantly lower as compared to the end of 2008 due primarily to efforts to reduce inventory balances in line with our lower production and sales levels, (iii) a decrease in refundable income taxes at the end of 2009 as compared to 2008 due to the tax refunds we collected during the year and (iv) the effect of the increase in income taxes payable to Holdings for federal and state jurisdictions where consolidated income tax returns are filed by Holdings. These favorable changes were partially offset by unfavorable changes which included: (i) a decrease in accounts payable at the end of 2009 as compared to 2008 due primarily to our lower production levels, (ii) an unfavorable change in other current assets due to the timing of cash received for rebates for materials and recyclables and (iii) an unfavorable change in other non-current assets due to the increase in the market value of investments held in the deferred compensation plan at the end of 2009 as compared to the end of 2008 versus the decrease in these investments at the end of 2008 as compared to the end of 2007. We also realized an increase in net income of $14.1 million in 2009 as compared to 2008. Much of this increase did not result in additional cash flow because it was due principally to decreases in non-cash charges consisting primarily of the reduction of impairment charges for goodwill and intangibles, the reduction in losses from the disposition of fixed assets, the reduction in amortization of intangible assets as well as the non-cash nature of the gain on the redemption of notes payable partially offset by increases in depreciation expense and the provision for doubtful accounts.

Net cash provided by operating activities was $14.7 million for 2008, a decrease of $12.8 million as compared to $27.5 million for 2007. The decrease was primarily due to a decline in net income of $10.7 million coupled with unfavorable working capital changes of $9.2 million partially offset by an increase in non-cash charges of $7.1 million. The decline due to working capital changes was caused by (i) a decrease in accounts payable at the end of 2008 as compared to 2007 due primarily to the timing of vendor payments, (ii) a decrease in the level of accrued expenses, primarily due to lower bonus accruals across all segments and lower customer deposits and deferred revenue in our Specialty Catalogs segment, at the end of 2008 as compared to the same period in 2007 and (iii) an increase in refundable income taxes due to the impact of our loss before income taxes, partially offset by an increase in cash receipts during 2008 as compared to 2007 and a reduction in our inventory balances at the end of 2008 as compared to 2007. The increase in non-cash charges consisted primarily of the $5.6 million impairment charge for goodwill and intangibles, along with a $1.2 million loss on the disposition of fixed assets and increases in depreciation expense, the provision for doubtful accounts and the provision for inventory realizability partially offset by the change in deferred income taxes.

Investing Activities

Net cash used in investing activities was $11.4 million for 2009 compared to $18.7 million for 2008. This $7.3 million decrease was primarily the result of a $7.9 million decrease in plant and equipment purchased in the ordinary course of business partially offset by a $0.6 million net increase in advances made to our parent and a former affiliated company.

Net cash used in investing activities was $18.7 million for 2008 compared to $14.5 million for 2007. This $4.2 million increase was primarily the result of a $2.4 million increase in plant and equipment purchased in the ordinary course of business coupled with a $1.4 million increase in advances made to affiliated companies.

Index

FinancingActivities

Net cash used in financing activities during 2009 was $23.9 million compared to $0.1 million during 2008. The $23.8 million increase in cash used was primarily the result of the $14.5 million we paid to repurchase our senior secured notes, the $9.1 million dividend paid to our parent company to enable it to repurchase its capital stock in connection with the complete divestiture of its interest in Euradius International Dutch Bidco B.V. and the $0.3 million in deferred financing costs we paid in connection with the amendment to our working capital facility.

Net cash used in financing activities during 2008 and 2007 was $0.1 million and $0.2 million, respectively. The change was due primarily to the proceeds received and income tax benefit realized from the exercise of stock options.

Total debt outstanding at December 31, 2009 was $142.9 million which was a decrease of $22.0 million as compared to $164.9 million outstanding at December 31, 2008. The decrease was due primarily to the repurchase of our senior secured notes with a face value of $22.1 million during 2009.

Indebtedness

As of December 31, 2009, we had total indebtedness of $142.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of December 31, 2009. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $14.6 million on an annual basis.

Our working capital facility provides for available credit of up to $20.0 million, subject to a borrowing base test, that we may repay and reborrow until the March 25, 2011 maturity date. Actual available credit under the working capital facility fluctuates because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time and other limitations. Our working capital facility contains various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends. We amended our working capital facility on June 16, 2009. The amended agreement prohibits us from repurchasing the 2003 Notes and the 2004 Notes unless certain conditions are met, including that the amount expended for note repurchases after May 25, 2009 may not exceed $20.0 million in the aggregate, and that immediately after each note repurchase, there must be at least $5.0 million available under the working capital facility. The working capital facility also requires us to satisfy an interest coverage ratio of at least 1.80 to 1.00 and to maintain EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”) of at least $33.0 million, both calculated for the period consisting of the four preceding consecutive fiscal quarters. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. For the twelve months ended December 31, 2009, our interest coverage ratio was 2.61 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $42.0 million. As of December 31, 2009, we had no borrowings outstanding under the working capital facility, had unused amounts available of $17.7 million and had $1.4 million in outstanding letters of credit.

WCF EBITDA, as calculated pursuant to the working capital facility, generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items. WCF EBITDA is used below for purposes of calculating our compliance with the covenants in our working capital facility and to evaluate our operating performance and determine management incentive payments. WCF EBITDA is not an indicator of financial performance or liquidity under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flows from operating activities or other traditional indicators of operating performance.

WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

Index

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Net cash provided by operating activities	$22,968	$14,640	$27,459

Accounts receivable	(3,646)	660	3,815
Inventories	(3,707)	(1,141)	228
Other current assets	566	(1,056)	270
Refundable income taxes	(2,755)	2,117	(438)
Other assets	124	(1,653)	(527)
Accounts payable	7,149	3,130	(6,814)
Accrued expenses	4,181	3,642	1,572
Income taxes payable	(3,140)	73	(765)
Other liabilities	112	1,049	268
Provision for doubtful accounts	(1,239)	(863)	(495)
Provision for inventory realizability and LIFO value	(107)	(199)	(44)
Non-cash donation of property	-	-	(45)
Deferred income tax benefit (expense)	470	297	(311)
Loss on disposition of fixed assets, net	(146)	(1,223)	(4)
Income tax provision (benefit)	3,441	(867)	3,413
Cash interest expense	16,112	17,102	17,123
Management fees	894	767	917
Non cash adjustments:
Adjustments to LIFO value	13	137	12
(Increase) decrease in market value of investments	(85)	319	(58)
Amortization of prepaid lease costs	76	90	84
Loss on disposition of fixed assets	174	1,318	190
Interest income	(69)	-	-
Related party guaranty	-	3,000	-
Restructuring costs	313	137	115
Bank fees for abandoned line of credit renewal	308	-	-
WCF EBITDA	$42,007	$41,476	$45,965

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes, through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to our Parent, as we did in the first quarter of 2009, in accordance with the limitations outlined in our bond indenture and our working capital facility. We estimate that our capital expenditures for 2010 will total about $9.4 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term liquidity needs. Our 2003 Notes and 2004 Notes mature on August 15, 2011. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay these notes. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Index

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations as of December 31, 2009:

	Remaining Payments Due by Period
	Total	2010	2011 to 2012	2013 to 2014	2015 and beyond
(in thousands)

Long term debt, including interest (1)	$166,702	$14,647	$152,055	$-	$-
Operating leases	7,290	3,395	3,670	225	-
Purchase obligations (2)	2,299	2,119	177	3	-
Other long-term obligations (3)	466	151	302	13	-

Total (4)	$176,757	$20,312	$156,204	$241	$-
______________________
(1)	Includes the $142.9 million aggregate principal amount due on the 2003 Notes and the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At December 31, 2009, we have recognized $2.3 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2009, 2008 and 2007.

Recently Issued Accounting Pronouncements

On January 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurement for nonfinancial assets and liabilities, other than non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which already were subject to the FASB guidance.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

On January 1, 2009, we adopted the authoritative guidance issued by the FASB on business combinations. The guidance addresses the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. This guidance also provides standards for recognizing and measuring the goodwill acquired in the business combination and for disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance by us did not have a material impact on our financial position, results of operations or cash flows. We expect that its adoption will reduce our earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size and nature of acquisitions in periods subsequent to adoption.

Index

On January 1, 2009, we adopted authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests.  This guidance requires, among other things, that: non-controlling interests be reported as a component of equity; changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and any retained non-controlling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and does not have an effect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment is not expected to have a material effect on our financial position, results of operations or liquidity.

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated by the FASB to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this standard, effective January 1, 2010, is not expected to have a significant impact on our financial position, results of operations or liquidity.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in fiscal years 2009, 2008 and 2007 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During 2009, we had borrowings under our working capital facility and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the year ended December 31, 2009. All of our other debt carries fixed interest rates.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholder
of The Sheridan Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in the stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of The Sheridan Group, Inc. and Subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 29, 2010

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$4,109,740	$16,396,628
Accounts receivable, net of allowance for doubtful accounts of $2,055,569 and $1,080,208, respectively	29,382,142	34,266,288
Inventories, net	13,989,631	17,803,085
Due from affiliated companies	-	662,212
Other current assets	4,023,966	3,438,647
Refundable income taxes	179,473	2,894,829
Deferred income taxes	1,700,168	1,684,563
Total current assets	53,385,120	77,146,252

Property, plant and equipment, net	117,757,008	127,063,798
Intangibles, net	33,566,535	35,004,531
Goodwill	40,979,426	40,979,426
Deferred financing costs, net	1,483,423	2,604,547
Due from affiliated companies - non current	-	554,357
Other assets	1,828,173	1,743,828
Total assets	$248,999,685	$285,096,739

Liabilities
Current liabilities
Accounts payable	$14,621,067	$23,291,403
Accrued expenses	17,698,876	21,880,095
Due to parent, net	121,044	-
Total current liabilities	32,440,987	45,171,498

Notes payable	142,948,652	164,946,468
Deferred income taxes	25,935,903	26,313,410
Other liabilities	3,662,574	3,782,954
Total liabilities	204,988,116	240,214,330

Commitments and contingencies

Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	42,047,938	51,135,564
Retained earnings (accumulated deficit)	1,963,631	(6,253,155)
Total stockholder's equity	44,011,569	44,882,409

Total liabilities and stockholder's equity	$248,999,685	$285,096,739

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2009	2008	2007
Net sales	$293,349,196	$348,026,720	$344,239,531
Cost of sales	232,947,797	281,380,147	274,189,774
Gross profit	60,401,399	66,646,573	70,049,757
Selling and administrative expenses	37,115,289	42,175,411	41,745,714
Loss on disposition of fixed assets	146,146	1,222,918	4,329
Related party guaranty	-	3,000,000	-
Restructuring costs	312,556	136,965	114,940
Amortization of intangibles	1,437,852	1,714,628	1,877,165
Impairment charges	-	5,639,613	-
Total operating expenses	39,011,843	53,889,535	43,742,148
Operating income	21,389,556	12,757,038	26,307,609
Other (income) expense
Interest expense	17,228,454	18,398,974	18,576,598
Interest income	(69,485)	(172,549)	(445,935)
Gain on redemption of notes payable	(7,193,906)	-	-
Other, net	(233,698)	1,269,162	(83,320)
Total other expense	9,731,365	19,495,587	18,047,343
Income (loss) before income taxes	11,658,191	(6,738,549)	8,260,266
Income tax provision (benefit)	3,441,405	(866,658)	3,413,273
Net income (loss)	$8,216,786	$(5,871,891)	$4,846,993

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholder’s Equity
Years Ended December 31, 2009, 2008 and 2007

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2006	1	-	$51,010,425	$(4,322,515)	$46,687,910

Cash dividend	-	-	-	(249,463)	(249,463)
Impact of adopting new guidance related to accounting for uncertain tax positions	-	-	-	(473,276)	(473,276)
Share-based compensation	-	-	33,129	-	33,129
Net income	-	-	-	4,846,993	4,846,993

Balance as of December 31, 2007	1	-	$51,043,554	$(198,261)	$50,845,293

Cash dividend	-	-	-	(183,003)	(183,003)
Capital contribution from parent company -stock options exercised	-	-	20,400	-	20,400
Income tax benefit from stock options exercised	-	-	62,610	-	62,610
Share-based compensation	-	-	9,000	-	9,000
Net loss	-	-	-	(5,871,891)	(5,871,891)

Balance as of December 31, 2008	1	-	$51,135,564	$(6,253,155)	$44,882,409

Cash dividend	-	-	(9,105,226)	-	(9,105,226)
Share-based compensation	-	-	17,600	-	17,600
Net income	-	-	-	8,216,786	8,216,786

Balance as of December 31, 2009	1	-	$42,047,938	$1,963,631	$44,011,569

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	December 31,	December 31,	December 31,
	2009	2008	2007
Cash flows provided by operating actvities:
Net income (loss)	$8,216,786	$(5,871,891)	$4,846,993
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	17,236,045	16,684,883	15,957,244
Amortization of intangible assets	1,437,852	1,714,628	1,877,165
Impairment of goodwill and intangibles	-	5,639,613	-
Provision for doubtful accounts	1,238,625	862,897	495,475
Provision for inventory realizability and LIFO value	106,747	198,755	43,493
Stock-based compensation	17,600	9,000	33,129
Amortization of deferred financing costs and debt discount, included in interest expense	1,116,566	1,296,573	1,453,884
Non-cash donation of property	-	-	45,000
Deferred income tax (benefit) provision	(470,043)	(297,475)	311,100
Gain on redemption of notes payable	(7,193,906)	-	-
Loss on disposition of fixed assets	146,146	1,222,918	4,329
Changes in operating assets and liabilities
Accounts receivable	3,645,521	(659,767)	(3,814,584)
Inventories	3,706,707	1,140,705	(228,159)
Other current assets	(566,094)	1,056,253	(269,913)
Refundable income taxes	2,755,337	(2,116,829)	437,504
Other assets	(124,182)	1,653,164	527,308
Accounts payable	(7,149,268)	(3,129,729)	6,813,640
Accrued expenses	(4,181,219)	(3,642,227)	(1,571,608)
Income tax payable	3,140,527	(72,513)	765,438
Other liabilities	(111,824)	(1,048,915)	(267,974)
Net cash provided by operating activities	22,967,923	14,640,043	27,459,464

Cash flows used in investing activities:
Purchases of property, plant and equipment	(9,654,334)	(17,596,886)	(15,157,782)
Proceeds from sale of fixed assets	38,640	108,330	438,574
(Advances to) proceeds from affiliated companies	(1,734,539)	(1,172,064)	226,147
Net cash used in investing activities	(11,350,233)	(18,660,620)	(14,493,061)

Cash flows used in financing activities:
Borrowing of revolving line of credit	42,931,000	-	6,847,000
Repayment of revolving line of credit	(42,931,000)	-	(6,847,000)
Repayment of long term debt	(14,539,500)	-	-
Payment of deferred financing costs in connection with long term debt	(259,852)	-	-
Proceeds from capital contribution from parent company	-	20,400	-
Realized income tax benefit from stock options exercised	-	62,610	-
Payment of dividend	(9,105,226)	(183,003)	(249,463)
Net cash used in financing activities	(23,904,578)	(99,993)	(249,463)

Net (decrease) increase in cash and cash equivalents	(12,286,888)	(4,120,570)	12,716,940

Cash and cash equivalents at beginning of period	16,396,628	20,517,198	7,800,258

Cash and cash equivalents at end of period	$4,109,740	$16,396,628	$20,517,198

Supplemental disclosure of cash flow information
Cash paid (received) during the year for
Interest paid	$16,966,542	$17,076,499	$17,149,172
Income taxes (received) paid, net	$(1,872,697)	$1,120,816	$1,512,577

Non-cash investing activities
Asset additions in accounts payable	$160,932	$1,682,000	$907,608

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

1. Business Organization

The Sheridan Group, Inc. (“TSG”) is one of the leading specialty printers in the United States, offering a full range of printing and value-added support services for the journal, magazine, book, catalog and article reprint markets. We provide a wide range of printing services and value-added support services, such as digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation, distribution and back issue fulfillment. We operate seven wholly-owned subsidiaries: The Sheridan Press, Inc. (“TSP”), Dartmouth Printing Company (“DPC”), United Litho, Inc. (“ULI”), Dartmouth Journal Services, Inc. (“DJS”), Sheridan Books, Inc. (“SBI”), The Dingley Press, Inc. (“TDP”) and The Sheridan Group Holding Company. As used in the notes to the consolidated financial statements, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The Sheridan Group, Inc. and its wholly-owned subsidiaries, TSP, DPC, ULI, DJS, SBI, TDP and The Sheridan Group Holding Company. All material intercompany balances and transactions have been eliminated.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” we record revenue when realized or realizable and earned when all of the following criteria are met:

·	Persuasive evidence of an arrangement exists,
·	Delivery has occurred or services have been rendered,
·	The seller’s price to the buyer is fixed or determinable, and
·	Collectibility is reasonably assured.

As such, substantially all revenue is recognized when a product is shipped and title and risk of loss transfers to the customer. Shipping and handling fees billed to customers are included in net sales and any cost of shipping and handling is included in cost of sales. A liability is recognized when cash is received from customers in advance of the shipment of their products.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis. Past due balances over 120 days are reviewed for collectibility and form the basis of our reserve. When we determine that a particular customer poses a credit risk, a specific reserve is established. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. During 2009, we provided additional reserves for specific customers based on deteriorating market conditions. During 2007, we recognized a significant reduction in our allowance for doubtful accounts as the result of write-offs related primarily to two specific customers. These customers accounted for charges to expense of approximately $0.5 million during 2007.

A rollforward of the allowance for doubtful accounts is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2009	2008	2007

Balance at beginning of period	$1,080,208	$616,869	$1,951,420

Charged to expense	1,238,625	862,897	495,475

Deductions	(263,264)	(399,558)	(1,830,026)

Balance at end of period	$2,055,569	$1,080,208	$616,869

Inventories

Inventories are stated at the lower of cost or market with the cost of TSP’s paper inventory and SBI’s work-in-process inventory determined by the last-in, first-out (“LIFO”) cost method. The cost of the remaining inventory (approximately 88% and 86% of inventories at December 31, 2009 and 2008, respectively) is determined using the first-in, first-out (“FIFO”) method.

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

Index

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe there was any impairment of property and equipment as of December 31, 2009.

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

Effective January 1, 2007, we adopted the provisions for accounting for uncertainty in income taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements, requires certain disclosures of uncertain tax matters, specifies how reserves for uncertain tax positions should be classified on the balance sheet and provides transition and interim-period guidance. Although we believe that our estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in our consolidated financial statements. We adjust our reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs.

Upon adoption of this guidance, we recognized a $0.5 million decrease in our retained earnings balance and a $0.3 million increase in goodwill. At the date of adoption, our gross unrecognized tax benefits were $1.3 million. Of this total, $0.3 million, net of federal and state benefits, represents the amount of unrecognized tax benefits that, if recognized, would have a favorable impact on the effective tax rate.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually or whenever circumstances indicate that the carrying value of the reporting unit’s net assets may not be recoverable, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment is then measured in the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for each reporting unit. To determine the implied fair value of goodwill, we make a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this methodology, we concluded that $3.4 million of ULI goodwill (a component of our Publications segment) was fully impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2008. In connection with our annual assessment of goodwill in 2009 and 2007, we concluded that there was no impairment.

Identified Intangible and Other Long-Lived Assets

Identified intangible assets, which primarily consist of customer relationships and trade names, were valued at fair value, effective with acquisitions. All long-lived assets are amortized over the estimated useful lives. We review long-lived assets for impairment using undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying values of the long-lived asset groups (including goodwill) may not be recoverable. If the sum of undiscounted cash flows are less than the carrying values, the difference between the fair value of the long-lived asset group, using discounted cash flows, and the carrying value is recognized as impairment to the extent of the individual fair values of the long-lived assets (except goodwill). As a result of the impairment analysis performed in 2008 for ULI (a component of our Publications segment) and TDP (our Specialty Catalogs segment), we concluded that the carrying value of the customer relationship assets exceeded their fair value. Therefore, during the fourth quarter of 2008, we recorded an impairment charge of $2.0 million and $0.2 million for the customer relationship assets of ULI and TDP, respectively.  We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2009 and 2007.

Index

Deferred Financing Costs

Deferred financing costs incurred in connection with the 2003 Notes and the 2004 Notes are being amortized over the term of the related debt using the effective interest method. Deferred financing costs incurred in connection with establishing our working capital facility are being amortized over the term of the agreement using the straight-line method. During 2009, we wrote off $0.3 million of deferred financing costs in connection with the redemption of our senior secured notes and incurred $0.3 million of deferred financing costs in connection with an agreement to amend our working capital facility (see Note 8). Accumulated amortization as of December 31, 2009 and 2008 was $9.3 million and $8.2 million, respectively.

Accounting for Stock Based Compensation

Our parent company, Holdings, established the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, we determine fair value through internal valuations based on historical financial information and/or through a third party service provider. As of December 31, 2009, 7,660 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five-year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share options upon exercise.

For the years ended December 31, 2009, 2008 and 2007, we recognized non-cash stock-based compensation expense of approximately $17,600 (approximately $12,400 net of taxes), $9,000 (approximately $7,800 net of taxes) and $33,100 (approximately $19,500 net of taxes), respectively, which is included in selling and administrative expenses.

We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the options is an output of the option-pricing model and estimates the period of time that options are expected to remain unexercised. We use historical data to estimate the timing and amount of option exercises and forfeitures. The expected volatility is calculated by averaging the 12-month volatility for five peer group companies and a small-cap index. There were no stock options granted during the years ended December 31, 2009 and 2008. The following summarizes the assumptions used for estimating the fair value of stock options granted during the year ended December 31, 2007:

Risk-free interest rate	4.12%-4.32%
Average expected years until exercise	7.75 years
Expected volatility	25%
Weighted-average expected volatility	25%
Dividend yield	0%

The following is a summary of option activity for the years ended December 31, 2007, 2008 and 2009:

Index

		Weighted average
	Number of shares	Exercise price	Remaining term (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2006	55,150	$11.52	7.4	$1,725,400
Granted	900	53.06
Exercised	-
Forfeited	(900)	10.00
Options outstanding at December 31, 2007	55,150	$12.23	6.7	$5,851,600
Granted	-	-
Exercised	(2,040)	10.00
Forfeited	(4,910)	10.00
Options outstanding at December 31, 2008	48,200	$12.55	5.4	$-
Granted	-
Exercised	-
Forfeited	(2,600)	12.27
Options outstanding at December 31, 2009	45,600	$12.56	4.3	$487,000

Options exercisable at December 31, 2009	25,800	$10.88	4.1	$318,900

The following is a summary of non-vested option activity for the years ended December 31, 2009, 2008 and 2007:

	Number of shares Years ended December 31,			Weighted average grant date fair value Years ended December 31,
	2009	2008	2007	2009	2008	2007
Non vested options outstanding at beginning of year	25,500	34,920	40,240	$4.79	$4.11	$3.32
Granted	-	-	900	-	-	20.06
Vested	(4,060)	(4,960)	(5,680)	3.70	3.19	2.62
Forfeited	(1,640)	(4,460)	(540)	9.09	2.49	2.49
Non vested options outstanding at end of year	19,800	25,500	34,920	$4.13	$4.79	$4.11

The total compensation cost related to nonvested awards not yet recognized as of December 31, 2009 is approximately $0.1 million and will be recognized over a weighted average period of approximately 3.7 years.

During the year ended December 31, 2009, no options to purchase Holdings Common Stock were exercised. During the year ended December 31, 2008, 2,040 options to purchase Holdings Common Stock were exercised and $20,400 of proceeds was received. The total intrinsic value, the difference between the exercise price and the fair value of Holdings Common Stock on the date of exercise of options exercised during the year ended December 31, 2008, was $215,100. During the year ended December 31, 2007, no options to purchase Holdings Common Stock were exercised.

Fair Value Measurements

Certain of our assets and liabilities must be recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accounting guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

Our financial instruments consist of long-term investments in marketable securities (held in trust for payment of non-qualified deferred compensation) and long-term debt. We are permitted to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have elected not to measure any financial assets or financial liabilities, including long-term debt, at fair value which were not previously required to be measured at fair value. We classify the investments in marketable securities within level 1 of the hierarchy since quoted market prices are available in active markets.

Index

We believe that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of the our publicly traded debt, based on quoted market prices, was approximately $133.4 million and $115.7 million as of December 31, 2009 and 2008, respectively.

Advertising Costs

We expense advertising costs as the advertising occurs in accordance with the authoritative guidance.   Advertising expense, included in selling and administrative expenses in the consolidated statements of operations, was approximately $0.2 million, $0.3 million and $0.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

New Accounting Standards

On January 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurement for nonfinancial assets and liabilities, other than non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which already were subject to the FASB guidance.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

On January 1, 2009, we adopted the authoritative guidance issued by the FASB on business combinations. The guidance addresses the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. This guidance also provides standards for recognizing and measuring the goodwill acquired in the business combination and for disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance by us did not have a material impact on our financial position, results of operations or cash flows. We expect that its adoption will reduce our earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size and nature of acquisitions in periods subsequent to adoption.

On January 1, 2009, we adopted authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests.  This guidance requires, among other things, that: non-controlling interests be reported as a component of equity; changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and any retained non-controlling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and does not have an effect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment is not expected to have a material effect on our financial position, results of operations or liquidity.

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated by the FASB to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this standard, effective January 1, 2010, is not expected to have a significant impact on our financial position, results of operations or liquidity.

Index

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. Inventories

Inventories consist of the following:

	December 31,	December 31,
	2009	2008
Work-in-process	$7,367,236	$8,243,280
Raw materials (principally paper)	6,895,279	9,819,558
	14,262,515	18,062,838
Excess of current cost over LIFO inventory value	(272,884)	(259,753)
	$13,989,631	$17,803,085

We maintained a reserve for the realizability of inventory in the amounts of $193,991 and $116,433 for the years ended December 31, 2009 and 2008, respectively, which are included in the amounts in the table above relating to work-in-process and raw materials. A rollforward of this inventory reserve is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2009	2008	2007

Balance at beginning of period	$116,433	$83,363	$90,796

Charged to expense	93,616	61,602	23,888

Deductions	(16,058)	(28,532)	(31,321)

Balance at end of period	$193,991	$116,433	$83,363

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2009	2008
Land	$4,742,111	$4,742,111
Buildings and improvements	43,833,998	43,629,028
Machinery and equipment	154,397,889	147,953,713
	202,973,998	196,324,852
Accumulated depreciation	(85,216,990)	(69,261,054)
Property, plant and equipment, net	$117,757,008	$127,063,798

Depreciation expense for the years ended December 31, 2009, 2008 and 2007, was $17.2 million, $16.7 million, and $16.0 million, respectively.

5. Intangible Assets

In conjunction with previous acquisitions, we acquired intangible assets relating to customer relationships, trade names and technology. The customer relationships, trade names and technology are being amortized using the straight-line method over their estimated useful lives as described below. Amortization expense for the years ended December 31, 2009, 2008 and 2007, related to customer relationships, trade names and technology intangible assets was $1.4 million, $1.6 million and $1.7 million, respectively. As a result of our impairment analysis, we recorded a charge of $2.2 million in 2008 related to customer relationships at ULI and TDP. Other, in the table below, represents the realization of the tax goodwill benefit in connection with the Dingley Acquisition. Beginning in 2007, this benefit was applied to reduce intangibles related to the Dingley Acquisition since the goodwill related to the Dingley Acquisition was reduced to zero in 2006 as the result of our impairment analysis (see Note 6).

Index

		December 31, 2009					December 31, 2008
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Other	Net Carrying Amount
Customer relationships	25 years	$27,800,000	$6,714,668	$2,202,626	$2,135,806	$16,746,900	$27,800,000	$5,816,653	$2,202,626	$2,135,806	$17,644,915
Trade names	40 years	20,400,000	3,221,262	-	359,103	16,819,635	20,400,000	2,721,262	-	319,122	17,359,616
Technology	5 years	300,000	243,416	-	56,584	-	300,000	243,416	-	56,584	-
		$48,500,000	$10,179,346	$2,202,626	$2,551,493	$33,566,535	$48,500,000	$8,781,331	$2,202,626	$2,511,512	$35,004,531

We estimate annual amortization expense related to these intangibles as follows:

Years ended December 31,	Amortization expense

2010	1,398,400
2011	1,398,400
2012	1,398,400
2013	1,398,400
2014	1,398,400
Thereafter	26,574,535

Total	$33,566,535

6. Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $41.0 million at December 31, 2009 and 2008. Goodwill resulted from the Sheridan Acquisition as a result of a stock purchase and, therefore, is not deductible for tax purposes and from the Dingley Acquisition as a result of an asset purchase and is deductible for tax purposes.

As of December 31, 2008, the initial step in the annual test for goodwill impairment indicated potential impairment at ULI, one of the components of the Publications segment, as a result of the worldwide economic downturn and declining results. We completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for ULI. As a result of the second step, we determined that the carrying value of goodwill at ULI was fully impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 are as follows:

Index

	Publications	Specialty Catalogs	Books	Consolidated

Balance at December 31, 2007
Goodwill	$35,580,464	$12,774,931	$8,922,848	$57,278,243
Accumulated impairment losses	-	(12,774,931)	-	(12,774,931)
	35,580,464	-	8,922,848	44,503,312
Reduction of uncertain tax positions related to the lapse of a statute of limitations	(86,899)	-	-	(86,899)
Impairment charge	(3,436,987)	-	-	(3,436,987)
Balance at December 31, 2008
Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(3,436,987)	(12,774,931)	-	(16,211,918)
	32,056,578	-	8,922,848	40,979,426
Balance at December 31, 2009
Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(3,436,987)	(12,774,931)	-	(16,211,918)
	$32,056,578	$-	$8,922,848	$40,979,426

7. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2009	2008
Other receivables	$1,407,591	$1,027,947
Prepaid expenses and deposits	2,616,375	2,410,699
Non-compete agreements, net	-	39,837
Deferred compensation plan assets	1,731,265	1,534,163
Other	96,908	169,829
Total	5,852,139	5,182,475
Less: current portion	4,023,966	3,438,647
Long-term portion	$1,828,173	$1,743,828

A non-compete agreement valued at $0.5 million expired during 2009 and was fully amortized. A non-compete agreement valued at $1.2 million expired during 2008 and was fully amortized. Amortization expense related to the non-compete agreements (which is included in amortization of intangibles in the consolidated statements of income and cash flows) for the years ended December 31, 2009, 2008 and 2007, was minimal, $0.1 million and $0.2 million, respectively.

8. Notes Payable and Working Capital Facility

In conjunction with the Sheridan Acquisition, on August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). In conjunction with the Dingley Acquisition, on May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (the “2004 Notes”). The 2004 Notes have identical terms to the 2003 Notes. The carrying value of the 2003 Notes and the 2004 Notes was $142.9 million and $164.9 million as of December 31, 2009 and 2008, respectively.

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

In an event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately. Concurrent with the offering of the 2003 Notes, we entered into a working capital facility agreement. The working capital facility was amended concurrent with the offering of the 2004 Notes. Terms of the working capital facility allowed for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the working capital facility bore interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option and matured in June 2009. Interest was payable monthly in arrears. We agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.35%. In addition, we agreed to pay an annual fee of 1.875% on all letters of credit outstanding.

During 2009, we paid $15.0 million, which included $0.5 million of accrued interest, to redeem senior secured notes with a face value of $22.1 million. Deferred financing costs and unamortized debt discount attributable to these notes, along with commission fees, totaled $0.4 million. As a result of the redemptions, we recognized a net gain of $7.2 million.

On June 16, 2009, we executed an agreement to amend our working capital facility. Terms of the working capital facility allow for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the LIBOR rate plus a margin of 3.75%.  At our option, we can elect a LIBOR option for a specified period. Any such borrowings bear interest at the specified LIBOR rate plus a margin of 3.75%. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we have agreed to pay an annual fee of 3.875% on all letters of credit outstanding. The working capital facility is scheduled to mature on March 25, 2011. As of December 31, 2009, we had no borrowings outstanding under the working capital facility, had unused amounts available of $17.7 million and had $1.4 million in outstanding letters of credit.

Borrowings under the working capital facility are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The working capital facility contains various covenants including provisions that restrict our ability to incur or prepay indebtedness, including the 2003 Notes and the 2004 Notes, or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes, depreciation and amortization (as defined in the working capital facility agreement). We have complied with all of the restrictive covenants as of December 31, 2009. In an event of default, all principal and interest due under the working capital facility shall be immediately due and payable.

Index

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2009	2008
Payroll and related expenses	$3,639,665	$3,963,599
Profit sharing accrual	476,151	2,123,887
Accrued interest	5,516,678	6,374,647
Customer prepayments	3,727,548	4,283,222
Self-insured health and workers' compensation accrual	1,933,529	2,298,030
Other	2,405,305	2,836,710
	$17,698,876	$21,880,095

10. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2009	2008
Non-compete agreements	$292,602	$417,663
Deferred compensation	1,471,953	1,270,540
Tax reserves	1,884,992	2,058,139
Other	13,027	36,612
Total	$3,662,574	$3,782,954

11. Income Taxes

The components of the income tax (benefit) provision are as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
Current
Federal	$3,308,339	$(1,198,197)	$2,605,734
State	603,109	629,014	496,439
	3,911,448	(569,183)	3,102,173
Deferred
Federal	(14,884)	118,837	318,811
State	(455,159)	(416,312)	(7,711)
	(470,043)	(297,475)	311,100
	$3,441,405	$(866,658)	$3,413,273

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

Index

	December 31,	December 31,
	2009	2008

Deferred tax assets
Incentive and vacation accrual	$920,512	$1,119,282
Bad debt reserve	762,203	403,561
Self insurance accrual	451,661	594,393
Intangible assets	276,813	320,514
Amortization of financing costs	266,538	427,020
Inventory-additional costs capitalized for tax	264,321	337,432
Net operating loss carryforwards-Federal	13,854	217,293
Net operating loss carryforwards-States	777,540	813,661
Capital loss carryforward-Federal	161,969	-
Goodwill	3,959,844	4,349,815
Federal benefit related to State tax reserves	463,491	472,047
Other	302,888	473,275
Valuation allowance	(758,393)	(762,906)
Total deferred tax assets	7,863,241	8,765,387
Deferred tax liabilities
Intangible assets	12,611,090	13,532,891
Inventory basis difference	208,855	262,490
Property and equipment	18,138,947	18,444,397
Land	1,022,911	1,033,967
Prepaid insurance	117,173	120,489
Total deferred tax liabilities	32,098,976	33,394,234
Net deferred tax liabilities	$24,235,735	$24,628,847

	December 31,	December 31,
	2009	2008
Included in the balance sheet
Noncurrent deferred tax liabilities in excess of assets	$25,935,903	$26,313,410
Current deferred tax assets in excess of liabilities	1,700,168	1,684,563
Net deferred tax liability	$24,235,735	$24,628,847

We will realize a tax benefit associated with the amount of tax goodwill in excess of book goodwill associated with the Dingley Acquisition. We will only recognize the benefit when realized on future tax returns and will apply the benefit first to reduce book goodwill associated with the acquisition to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and third to reduce income tax expense. During 2009 and 2008, we realized a tax benefit of $0.8 million in both years associated with the realization of tax deductible goodwill in excess of book goodwill. A negligible amount of the benefit was recorded as a reduction to intangible assets for the year ended December 31, 2009, which resulted in reducing these intangible assets to zero. The majority of this benefit was recorded as a reduction to the tax provision for the year ended December 31, 2009. The entire benefit was recorded as a reduction to intangible assets for the year ended December 31, 2008.

As of December 31, 2009 and 2008, we had a minimal amount and $0.6 million of U.S. Federal net operating loss (“NOL”) deduction carryforwards, respectively. We anticipate that we will fully utilize the benefit of the deduction during 2010 which is when it expires.

As of December 31, 2009 and 2008, we had state NOLs with a tax effected value of approximately $0.8 million in various jurisdictions, which begin to expire in 2012. We have determined that a full valuation allowance is needed as of December 31, 2009 and 2008, for these net operating losses due to the uncertainty of their realization.

Index

We utilized NOLs against Federal and state taxable income, which reduced tax expense by $0.2 million and $0.1 million for 2009 and 2008, respectively.

In 2007, upon the adoption of the guidance for uncertain tax positions, we determined that the deferred tax asset related to transaction costs from the Sheridan Acquisition did not meet the more likely than not threshold. Accordingly, the deferred tax asset and full valuation allowance were removed, as shown as a component of Other in the valuation allowance rollforward.

A rollforward of our valuation allowance is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2009	2008	2007

Balance at beginning of period	$762,906	$686,924	$1,205,168

Charged to expense	54,185	112,134	48,524

Other, net	(58,698)	(36,152)	(566,768)

Balance at end of period	$758,393	$762,906	$686,924

Our income tax provision differs from taxes computed using the U.S. Federal statutory tax rate as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2009	2008	2007

Income (loss) before income taxes	$11,658,191	$(6,738,549)	$8,260,266

U.S. Federal statutory tax rate	$3,963,785	$(2,291,106)	$2,808,491
Increase (decrease) in tax expense resulting from
Tax reserves	5,301	430,127	281,229
Non-deductible meals and entertainment	50,198	75,874	75,235
Change in valuation allowance	54,185	112,134	48,524
Goodwill impairment	-	1,168,576	-
Tax goodwill in excess of book goodwill	(445,171)	-	-
State income taxes, net of U.S.
Federal income tax benefit	523,180	79,376	366,831
Change in state tax apportionment and rates	(637,582)	(453,892)	(73,609)
Domestic production activity deduction	(171,107)	-	(77,066)
Other, net	98,616	12,253	(16,362)
Income tax provision (benefit)	$3,441,405	$(866,658)	$3,413,273

We reported a decrease in our deferred state tax liabilities and our deferred state tax provision of approximately $0.5 million, $0.5 million and $0.1 million during the years ended December 31, 2009, 2008 and 2007, respectively, to properly reflect the lower anticipated state effective income tax rates due to decreased apportionment of our taxable income to states with high tax rates. We recognized an increase of a minimal amount, $0.4 million and $0.3 million during the years ended December 31, 2009, 2008 and 2007, respectively, in our effective rate related to the accounting for uncertain tax positions.

We file consolidated tax returns with Holdings for Federal and certain state jurisdictions. We classify these current tax liabilities as “Due to parent, net” on the consolidated balance sheet. The tax liabilities owed to Holdings were $3.0 million and $0 as of December 31, 2009 and 2008, respectively, which are presented net against other amounts receivable from Holdings (which are discussed further in Note 14).

Index

We continue to recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.5 million and penalties of $0.4 million as of December 31, 2009 and $0.4 million and $0.3 million as of December 31, 2008. Interest and penalties in the amount of $0.1 million were expensed during the years ended December 31, 2009, 2008 and 2007, respectively. Interest and penalties will continue to accrue on certain issues in 2010 and forward.

Our tax reserves relate primarily to state nexus and other related state tax issues. It is anticipated that the amount of unrecognized tax benefits will decrease by approximately $0.2 million within the next twelve months as the result of a settlement reached in connection with an audit conducted by the state of Maryland. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.9 million. Our tax reserves, excluding interest and penalties, are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Balance at beginning of period	$1,445	$1,093	$1,313

Increases for current year tax positions	19	192	2

Increases for prior year tax positions	25	251	273

Decreases for prior year tax positions	(7)	-	-

Lapse in statute of limitations	(123)	(91)	(495)

Balance at end of period	$1,359	$1,445	$1,093

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  The statute of limitations related to the consolidated U.S. federal income tax return and most state income tax returns are closed for all tax years up to and including 2005. During the first quarter of 2010, we reached a settlement in connection with an audit conducted by the state of Maryland. As a result of this audit, all tax years are closed with the state of Maryland through 2008. Currently, no other federal or state income tax returns are under examination by the respective taxing authorities.

12. Commitments

In February 1998, we entered into an employment agreement with our former Chairman of the Board. This agreement includes a 10 year non-compete arrangement, which expired in 2008. The liability for this agreement is to be paid out in increments increasing from $126,000 to $151,200 per year, over 15 years. Included in accrued expenses and other liabilities as of December 31, 2009 is approximately $0.4 million related to the net present value of the obligation under this agreement.

In May 2004, we entered into an employment agreement with the Chairman of The Dingley Press. This agreement included a 5 year non-compete arrangement, which expired in 2009. There are no future payments due under this agreement.

We lease warehouse, plant and office space, printing equipment, computer equipment and delivery equipment under non-cancelable operating leases. Rental expense relating to these leases was approximately $4.5 million, $5.3 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 approximate minimum future rental payments under non-cancelable operating leases are as follows:

Index

Years Ended December 31,	(in thousands)
2010	3,395
2011	2,770
2012	900
2013	206
2014	19
Thereafter	-
Total	$7,290

We have also entered into agreements to acquire raw materials and additional plant and equipment. As of December 31, 2009, approximate future payments related to these agreements are as follows:

	(in thousands)
	Raw	Plant and
Years Ended December 31,	materials	equipment
2010	319	1,800
2011	5	132
2012	-	40
2013	-	3
2014
Thereafter	-	-
Total	$324	$1,975

13. Employee Benefit Plans

We sponsor a 401(k) retirement plan (the “Plan”). Substantially all of our employees are eligible to participate in the Plan on the first day of the month in which the employee has attained 18 years of age and 30 days of employment. Employees may make pre-tax contributions of their eligible compensation under the Plan and may direct their investments among various pre-selected investment alternatives. We determine discretionary and matching contributions to the Plan. Contributions of approximately $0.8 million, $4.5 million and $4.4 million were charged to operations for the years ended December 31, 2009, 2008 and 2007, respectively.

We maintain a non-qualified deferred compensation plan for certain employees which allows participants to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis and which allows for make-whole contributions for participants whose pre-tax deferrals are limited under our 401(k) Plan and other discretionary contributions. Contributions made by us and our employees are maintained in an irrevocable trust. Legally, the assets remain ours; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquirer, but the assets are subject to the claims of our general creditors. The employee has no right to assign or transfer contractual rights in the trust. The participants are fully vested in their compensation deferred; however, the make-whole contributions and any employer discretionary contributions are subject to vesting requirements. As of December 31, 2009 and 2008, we recorded a deferred compensation liability of approximately $1.5 million and $1.3 million, respectively, in other non-current liabilities in the accompanying consolidated balance sheets.  We account for the assets as trading securities.  The change in the fair value of the assets held in trust is recorded within “Other, net” in the accompanying consolidated statements of operations.  The change in the deferred compensation obligation related to changes in the fair value of the vested assets is recorded as income (loss) in compensation expense.  The assets held in trust were approximately $1.7 million and $1.5 million as of December 31, 2009 and 2008, respectively, and are recorded at their fair value, based on quoted market prices, as discussed in “Fair Value Measurements” in Note 2.  The assets held in trust are included in “Other assets” in the accompanying consolidated balance sheets.

14. Related Party Transactions

On January 5, 2009, we executed a waiver to our working capital facility. The waiver allowed us to pay a cash dividend and make a loan to Holdings, which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that Holdings used the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by Holdings (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. (“Giraffe”) and to pay related expenses in connection therewith. On January 5, 2009, we paid a dividend in the aggregate amount of $8.0 million to Holdings and made a loan in the principal amount of $2.0 million to Holdings.  The loan will mature on January 4, 2012 and will accrue interest at the rate of 1.36% per year payable in cash or in kind on February 15 and August 15 each year. Subsequent to January 5, 2009, we paid an additional dividend in the amount of $1.1 million to Holdings to pay expenses and other amounts in connection with the Stock Purchase. In connection with the Stock Purchase, Euradius Acquisition Co., a majority owned subsidiary of Holdings, sold all of the outstanding stock of Euradius International Dutch Bidco B.V. (“Euradius”) to Giraffe. This resulted in Holdings fully divesting its interest in Euradius, which was Holdings’ only investment other than The Sheridan Group, Inc.  Neither Euradius nor its subsidiaries were guarantors of the 2003 or 2004 Notes. Neither Euradius nor its subsidiaries were subsidiaries of ours and their financial results were not included in our consolidated financial statements. The amount due from Holdings as of December 31, 2009 was $2.0 million and is presented net against the income tax obligations due to Holdings (as discussed in Note 2), within “Due to parent, net” in the consolidated balance sheet.

We engage in transactions with Holdings and its affiliates, in the normal course of business. These transactions primarily involve administrative costs and management fees paid on behalf of Holdings and its affiliates. In connection with the Stock Purchase, Holdings ceased to have an ownership interest in an affiliate that owed us approximately $1.1 million as of December 31, 2008. In December 2009, Holdings executed an agreement with the former affiliate whereby the $1.1 million owed to us by the former affiliate was satisfied in full by being offset against the principal amount of a note owed by Holdings to the former affiliate. The result is that the $1.1 million once owed to us by the former affiliate became a receivable from Holdings. Holdings satisfied $0.2 million of the amount due to us and the remaining $0.9 million is presented net against the income tax obligations due to Holdings (as discussed in Note 2), within “Due to parent, net” in the consolidated balance sheet.

Index

In connection with the Sheridan Acquisition, we entered into a 10-year management agreement with our principal equity sponsors, Bruckmann, Rosser, Sherrill & Co. LLC and Jefferies Capital Partners. The management fee is equal to the greater of $0.5 million or 2% of earnings before interest, taxes depreciation and amortization (as defined in the management agreement), plus reasonable out-of-pocket expenses. We incurred and paid approximately $0.9 million, $0.8 million and $0.9 million in such fees for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2008, we guaranteed certain obligations of GPN Asia Pte. Ltd. (“GPN Asia”), an affiliate of our parent company, related to a lease agreement, up to a maximum of $4.0 million, and established a $0.3 million letter of credit to secure a working capital facility for GPN Asia. In August 2008, GPN Asia began the process of shutting down operations. In connection with this shutdown, we estimated our liabilities to be $3.0 million which was charged to operations during 2008. We paid $2.6 million and $0.4 million during 2008 and 2009, respectively, to satisfy the obligations under the lease agreement, the letter of credit and other costs related to the shutdown including severance payments and professional fees. We expect that any future payments in connection with this shutdown will be negligible and are provided for in our consolidated balance sheet as of December 31, 2009.

Pierce Atwood LLP serves as legal counsel for The Dingley Press. A partner at Pierce Atwood LLP is the brother of Christopher A. Pierce, one of our executive officers in his role as Chairman of The Dingley Press. The fees incurred and paid for the year ended December 31, 2009 were negligible. We incurred and paid approximately $0.1 million in fees to Pierce Atwood LLP during both of the years ended December 31, 2008 and 2007. We believe the fees were reasonable based upon the services rendered.

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

16. Business Segments

We are a specialty printer in the United States offering a full range of printing and value–added support services for the journal, magazine, book, catalog and article reprint markets. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, United Litho and Dartmouth Journal Services. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. We have a Group President - Publication Services, to manage our journal and magazine business. The Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.  This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies.

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

We had no customers which accounted for 10.0% or more of our net sales for the years ended December 31, 2009 and 2008. We had one customer which accounted for 10.7% of consolidated net sales for the year ended December 31, 2007. Net sales for this customer are reported in the Specialty Catalogs segment.

Index

The following table provides segment information for continuing operations (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2009	2008	2007
Net sales
Publications	$165,872	$188,714	$182,906
Specialty catalogs	68,948	92,218	98,140
Books	58,554	67,282	63,278
Intersegment eliminations	(25)	(187)	(84)
Consolidated total	$293,349	$348,027	$344,240

Operating income (loss)
Publications	$17,312	$12,481	$21,002
Specialty catalogs	1,491	(426)	1,551
Books	4,039	5,524	6,264
Corporate	(1,452)	(4,822)	(2,509)
Consolidated total	$21,390	$12,757	$26,308

Depreciation and amortization
Publications	$9,248	$9,284	$9,484
Specialty catalogs	5,878	6,193	5,834
Books	3,365	2,769	2,269
Corporate	183	154	247
Consolidated total	$18,674	$18,400	$17,834

Capital expenditures
Publications	$7,027	$5,480	$7,449
Specialty catalogs	1,335	3,715	2,959
Books	1,146	7,870	4,720
Corporate	146	532	30
Consolidated total	$9,654	$17,597	$15,158

Assets
Publications	$147,020	$165,194
Specialty catalogs	54,186	65,403
Books	46,173	51,386
Corporate	1,621	3,114
Consolidated total	$249,000	$285,097

Goodwill
Publications	$32,056	$32,056
Books	8,923	8,923
Consolidated total	$40,979	$40,979

Intangible assets
Publications	$31,733	$33,073
Specialty catalogs	-	40
Books	1,834	1,892
Consolidated total	$33,567	$35,005

Index

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	Years ended December 31,
(in thousands)	2009	2008	2007

Total operating income (as shown above)	$21,390	$12,757	$26,308

Interest expense	(17,229)	(18,399)	(18,577)
Interest income	69	172	446
Gain on redemption of notes payable	7,194	-	-
Other, net	234	(1,269)	83

Income (loss) before income taxes	$11,658	$(6,739)	$8,260

17. Restructuring Costs

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.3 million of restructuring costs during 2009. The costs relate primarily to guaranteed severance payments and employee health benefits. We expect to record an additional $0.1 million of restructuring costs in connection with this consolidation during 2010. There was no liability outstanding as of December 31, 2009 related to this restructuring.

We recorded $0.1 million of restructuring costs during 2008. The costs related primarily to guaranteed severance payments and employee health benefits as a result of a reduction in the workforce at our ULI facility in Ashburn, Virginia. There was a nominal liability outstanding as of December 31, 2008 related to the 2008 restructuring costs.

18. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
Net sales	$76,976	$70,702	$73,341	$72,330
Gross profit	13,927	14,828	15,587	16,059
Operating income	4,095	4,965	6,174	6,156
Net income (loss)	$(743)	$1,806	$5,207	$1,947

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
Net sales	$92,392	$82,722	$86,768	$86,145
Gross profit	16,886	16,147	16,985	16,629
Operating income	5,809	4,907	2,893	(852)
Net income (loss)	$584	$86	$(83)	$(6,459)

The results for the second and third quarters of 2009 reflect the impact of the gain on redemption of notes payable of $5.4 million and $1.8 million, respectively (see Note 8). The results for the third quarter of 2008 reflect the impact of the related party guaranty costs (see Note 14.)  The results for the fourth quarter of 2008 reflect the impact of the impairment charges for intangibles and goodwill (see Notes 5 and 6.)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Index

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including the CEO and CFO, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2009. Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Index

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

Directors and Executive Officers

We have provided information below about our directors and executive officers, including their ages, term of service, business experience, and service on other boards of directors.  We have also included information about each director’s specific experience, qualifications, attributes or skills that led the board to conclude that he should serve as a director of the Company, in light of our business and structure. Our executive officers and directors are as follows:

Name	Age	Position
John A. Saxton	60	President and Chief Executive Officer and Director
Robert M. Jakobe	56	Executive Vice President and Chief Financial Officer and Secretary
Douglas R. Ehmann	53	Executive Vice President and Chief Technology Officer
Dale A. Tepp	53	Vice President—Human Resources
Joan B. Davidson	48	Group President—Sheridan Publication Services
Patricia A. Stricker	45	President and Chief Operating Officer—The Sheridan Press, Inc. (“TSP”)
Gary J. Kittredge	59	President and Chief Operating Officer—Dartmouth Journal Services (“DJS”)
Michael J. Seagram	53	President and Chief Operating Officer—Sheridan Books, Inc. (“SBI”)
G. Paul Bozuwa	49	President and Chief Operating Officer—Dartmouth Printing Company ("DPC") and United Litho, Inc. ("ULI")
Eric D. Lane	50	President and Chief Operating Officer – The Dingley Press, Inc. (“TDP”)
Thomas J. Baldwin	51	Director
Nicholas Daraviras	36	Director
Craig H. Deery	62	Director
Gary T. DiCamillo	59	Director
James L. Luikart	64	Director
Nicholas R. Sheppard	35	Director
George A. Whaling	73	Director

John A. Saxton, President, Chief Executive Officer and Director. Mr. Saxton joined us in 1995 as our President and Chief Executive Officer and has served on our board of directors since 1991. Prior to joining us, Mr. Saxton held various positions during 24 years at The Procter & Gamble Company, most recently serving as President of the Noxell Corporation following its acquisition by The Procter & Gamble Company in 1990. Mr. Saxton is a member of the National Association for Printing Leadership’s Walter E. Soderstrom Society, which honors individuals in the printing industry who have significantly contributed to the development and the progress of the graphic arts. Mr. Saxton holds a B.S. from Bucknell University. Mr. Saxton is the only director who is also one of our officers.  The board believes that Mr. Saxton has a deep knowledge of our business gained throughout his 15 years as Chief Executive Officer of the Company and adds a valuable perspective for board decision making.

Robert M. Jakobe, Executive Vice President and Chief Financial Officer and Secretary. Mr. Jakobe joined us in 1994 as Vice President and Chief Financial Officer of TSG.  He has served as Secretary of TSG since 2003.  Effective January 1, 2007, he began serving as Executive Vice President and Chief Financial Officer and Secretary.  Prior to joining us, he worked at various positions within The Procter & Gamble Company, most recently serving as Division Comptroller and Vice President of Finance for the Noxell Corporation. Mr. Jakobe holds a B.A. from the University of Notre Dame.

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

Dale A. Tepp, Vice President—Human Resources. Ms. Tepp joined us in September 2006 as Vice President, Human Resources.  Prior to joining us, she worked in various Human Resources positions with Great Northern Nekoosa Corporation, Georgia-Pacific Corporation, Color-Box and Cenveo, most recently serving as Executive Director of Human Resources.  She holds a B.S. from the University of Wisconsin.

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

Ms. Stricker, President and Chief Operating Officer of TSP, and Ms. Davidson, Group President- Sheridan Publication Services, are sisters.

Gary J. Kittredge, President and Chief Operating Officer—DJS.  Mr. Kittredge joined us in 2000, and effective September 1, 2009 began serving as President and Chief Operating Officer of DJS.  From January 2008 to September 2009 he served as President and Chief Operating Officer of DPC, DJS, and ULI.  From April 2006 to 2008, he served as President and Chief Operating Officer of DPC and DJS.  From 2002 to 2006, he served as President and Chief Operating Officer of CCP. From 2000 to 2002, he served as Executive Vice President of CCP. Prior to joining us, Mr. Kittredge was the General Manager and Vice President of Manufacturing for IPD Printing. Prior to that, he served as a Business Unit Manager and Manager of Technical Development of Litho-Krome Co., a subsidiary of Hallmark Cards, Incorporated. He holds a B.S. and an M.S. from Rochester Institute of Technology.

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

G. Paul Bozuwa, President and Chief Operating Officer—DPC and ULI. Mr. Bozuwa joined us in 1991 and effective September 2009 began serving as President and Chief Operating Officer of DPC and ULI.  From January 2007 to September 2009 Mr. Bozuwa served as Vice President, Global Business Development.  Mr. Bozuwa served as President of DJS from 2002 to 2006.  From 1995 to 2002, he served as President and Chief Operating Officer of CCP. From 1991 to 1995, he served as Chief Financial Officer of CCP. Mr. Bozuwa is active in industry affairs serving as past Chairman of the Finance Committee and past Treasurer of the Council of Science Editors. He was also the Chairman of the task force on Science, Journals, Poverty and Human Development. Prior to joining us, he was an Associate of Kearsarge Ventures, a venture fund, from 1989 to 1991. Mr. Bozuwa holds a B.A. from Dartmouth College and an M.B.A. from the University of New Hampshire.

Eric D. Lane, President and Chief Operating Officer—TDP. Mr. Lane joined us in 1986 and effective October, 2008 began serving as President and Chief Operating Officer of TDP.  From 2000 to 2008 he served as Vice President of Finance of TDP.  From 1986 to 2000 he served as Controller of TDP.  Mr. Lane holds an A.S. in Accounting from Andover College.

Index

Thomas J. Baldwin, Director. Mr. Baldwin has been a member of our board of directors since 2003.  Mr. Baldwin is a Managing Director of BRS. He joined BRS in 2000. From 1996 to 2000, Mr. Baldwin was a Principal at PB Ventures, Inc. From 1988 to 1995, he served as Vice President and then Managing Director of The INVUS Group, Ltd., a private equity investment firm. Prior to that he was a consultant with the Boston Consulting Group, a strategy consulting firm. Mr. Baldwin holds a B.B.A. from Siena College and an M.B.A. from Harvard Business School.  From 2005 to 2006 Mr. Baldwin also held Directorship of Eurofresh, Inc., Lazy Days, Inc., and Totes Isotoner Corp. Mr. Baldwin brings to the board extensive experience advising portfolio companies of BRS and provides valuable insight regarding strategic, financing, acquisition and management issues.

Nicholas Daraviras, Director. Mr. Daraviras has been a member of our board of directors since August 2003.  Mr. Daraviras is a Managing Director of JCP. Mr. Daraviras joined JCP in 1996. Mr. Daraviras holds a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania.  Mr. Daraviras is also a Director of Carrols Restaurant Group.  He served as a Director of Edgen Corporation from 2005 to 2006 and various private companies in which JCP has an interest. Mr. Daraviras brings to the board extensive experience advising portfolio companies of JCP and provides valuable insight regarding strategic, financing, acquisition and management issues.

Craig H. Deery, Director. Mr. Deery has been a member of our board of directors since August 2003.  He was also a member of our board of directors from 1991 through 2001.  Mr. Deery was a Managing Director of JCP from 2002 to 2003. From 1987 to 2002, Mr. Deery was a Managing Director at BancBoston Capital, where he served on the management committee of BancBoston Capital. While at BancBoston Capital, Mr. Deery supervised a direct investment portfolio of $500 million, including mezzanine securities and equity as a minority, co-invest, and control investor. Prior to 1987, Mr. Deery spent fifteen years at BancBoston, serving as a team leader in domestic lending and as Deputy Managing Director and Senior Credit Officer of BancBoston Australia, Ltd. Mr. Deery holds a B.A. from Bucknell University and an M.B.A. from New York University.  He served as Director of First Ipswich Bancorp from 2005-2007. Mr. Deery has a broad knowledge of our business gained throughout his 17 years as a director of the Company.  Mr. Deery brings to the board extensive experience advising portfolio companies of BancBoston Capital and JCP and he provides valuable insight to the board regarding strategic, financial, acquisition, and management issues.

Gary T. DiCamillo, Director. Mr. DiCamillo has been a member of our board of directors since 1989. Mr. DiCamillo has been a partner for Eaglepoint Advisors, LLC, since January 2010.  He served as President and Chief Executive Officer of RADIA International in Dedham, Massachusetts from 2005 to 2009. From 2002 to 2005, Mr. DiCamillo served as President, Chief Executive Officer, and Director of TAC Worldwide Companies. From 1995 to 2002, he was Chairman and Chief Executive Officer of Polaroid Corporation (which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001), and from 1993 to 1995 he was President of Worldwide Power Tools for Black & Decker Corporation. Mr. DiCamillo holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. DiCamillo is also a director of 3Com Corporation from 2000 to the present, Whirlpool Corporation from 1997 to the present and Pella Corporation from 2005 to 2007 and from January 2010 to the present. Mr. DiCamillo has a broad knowledge of our business gained throughout his 21 years as a director of the Company and brings to the board his vast experience as a chief executive, non-executive director, and audit committee chair with a variety of both public and private companies.  These experiences have provided Mr. DiCamillo with a deep of knowledge in such areas as finance, general management, marketing, risk management and strategic development.

James L. Luikart, Director. Mr. Luikart has been a member of our board of directors since 2003.  Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1994 after spending over twenty years with Citicorp, the last seven years of which were as a Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart holds a B.A. from Yale University and an M.I.A. from Columbia University.  He served as director of W&T Offshore, Inc. from 2002 to 2006; Edgen/Murray L.P. from 2005 to 2007 and various private companies in which JCP has an interest. Mr. Luikart brings to the board extensive experience advising portfolio companies of JCP and provides valuable insight regarding strategic, financing, acquisition and management issues.

Index

Nicholas R. Sheppard, Director. Mr. Sheppard was a member of our board of directors from 2003 to 2007, rejoining our board in March 2009.  Mr. Sheppard is a Managing Director of BRS. Prior to joining BRS in 2000, he worked as a Consultant in the London and New York offices of Marakon Associates, a strategy consulting firm. Mr. Sheppard received his BSc from the London School of Economics and Political Science and his MBA from The Wharton School of the University of Pennsylvania.  Mr. Sheppard was a director of Lazy Days R.V. Center, Inc. from 2005 to 2009 and was Director of Penhall International, Inc. in 2005 to 2006. Mr. Sheppard brings to the board extensive experience advising portfolio companies of BRS and provides valuable insight regarding strategic, financing, acquisition and management issues.

George A. Whaling, Director. Mr. Whaling has been a member of our board of directors since 1998 and is Chairman of Kingston Capital Corporation in New York. From 1980 to 1997, he was Chairman and owner of the Petty Printing Company, a commercial web printer. Mr. Whaling holds a B.A. from Colgate University.  Mr. Whaling served as Director of Colgate University, Hamilton Initiative LLC and Augusta Glenn Partners LLC from 2005 to 2006. Mr. Whaling has a broad knowledge of our business gained throughout his 11 years as a director of the Company and his 30 years of experience in the printing industry and he provides valuable insight to the board regarding operational, sales, and management issues.

Board Composition and Director Independence

The securities holders’ agreement among BRS, JCP and the other stockholders of TSG Holdings Corp. provides that TSG Holdings Corp.’s and our board of directors will consist of eight members, including four designees of BRS (who currently are Messrs. Baldwin, DiCamillo, Sheppard and Saxton), four designees of JCP (who currently are Messrs. Daraviras, Deery, Luikart and Whaling).  Pursuant to the securities holders’ agreement, we may not take certain significant actions without the approval of each of BRS and JCP. Although our securities are not listed on the New York Stock Exchange, for purposes of this item we have adopted the definition of “independence” applicable under the listing standards of the New York Stock Exchange. Using such definition, the board of directors has determined that each of Messrs. DiCamillo, Deery and Whaling is independent. If we were listed on the New York Stock Exchange, we would be exempt from certain independence requirements with respect to our board of directors and board committees under the “controlled company” exemption. See Part III, Item 13, “Certain Relationships and Related Transactions—Securities Holders’ Agreement.”

Audit Committee

The board of directors has an audit committee. The audit committee consists of Messrs. Daraviras, DiCamillo and Sheppard. The audit committee reviews our financial statements and accounting practices, selects our independent registered public accounting firm and oversees our internal audit function. The responsibilities of the Audit Committee are defined in a charter, which has been approved by the Board of Directors. In carrying out their responsibilities, the Committee has reviewed and discussed our audited financial statements with management, and it has discussed the matters which are required to be discussed by AU Section 380 (The Auditor's Communication with Those Charged With Governance), as adopted by the Public Company Accounting Oversight Board, with our Independent Registered Public Accounting Firm. In addition, the Committee has reviewed the written disclosures required by the Public Company Accounting Oversight Board, which were received from our Independent Registered Public Accounting Firm, and has discussed the Independent Registered Public Accounting Firm’s independence with them. The Audit Committee has reviewed the fees of the Independent Registered Public Accounting Firm for non-audit services and believes that such fees are compatible with the independence of the Independent Registered Public Accounting Firm.

Based on these reviews and discussions, the Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Index

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and certain other executive officers (collectively, the named executive officers) for 2009 (as presented in the tables which follow this CD&A).

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

Setting Executive Compensation

Based on the foregoing philosophy, the company’s annual and long-term incentive-based cash and non-cash executive compensation has been structured to (a) pay competitive levels of compensation in order to attract and retain qualified executives, (b) motivate executives to achieve the short-term and long-term business goals set by us and reward the executives for achieving such goals and (c) reward long-term performance. We compete with many larger companies for top executive-level talent.  Competitors include RR Donnelley, WorldColor, Cenveo (previously Cadmus), Quad Graphics, Edwards Brothers, and numerous other printing companies. We consider these our primary competitors because we compete against these companies in each of our market segments. Accordingly, we generally consider the compensation paid to similarly situated executives at these larger corporations, together with individual experience, performance and cost-of-living factors, when determining the overall compensation available to our named executive officers. A significant percentage of total compensation is allocated to incentive compensation. However, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, market data, internal pay equity and performance are the factors considered in determining the appropriate level and mix of incentive compensation.

Index

Compensation Policies and Practices as they Relate to Risk Management

We conducted an assessment of potential risks arising from our compensation policies and practices and concluded that these risks are not reasonably likely to have a material adverse effect on the Company.

2009 Executive Compensation Components

For the fiscal year ending December 31, 2009, the principal components of compensation considered by the compensation committee for named executive officers were:

·	Base salary;
·	Non-equity annual incentive compensation;
·	Stock-based incentive compensation;
·	Non-qualified deferred compensation program; and
·	Perquisites and other benefits.

We have also entered into employment agreements and/or change in control arrangements with all of the named executive officers. In addition to the compensation components listed above, these agreements provide for post-employment severance payments and benefits in the event of a termination of employment under certain circumstances.  The terms of these agreements are described in more detail below (see the section entitled “Potential Payments on Termination or a Change in Control”). We believe that these agreements provide an incentive to the named executive officers to remain with us and serve to align the interests of the executives and the stockholders in the event of a potential acquisition. Additionally, a retention award, made to the Deferred Compensation Plan described below, was provided to a certain named executive officer whose retention is determined by our board of directors to be critical to our ongoing success.

Base Salary

We provide the named executive officers with base salaries to compensate them for services rendered during the fiscal year. The base salaries for our CEO, Messrs. Jakobe and Bozuwa, and Mss. Davidson and Stricker are contained in their respective employment agreements and are subject to increase at the discretion of our board of directors.  Base salary levels are intended to reflect an individual’s responsibilities, performance and expertise and are designed to be competitive with salary levels in effect at other manufacturing companies, and in particular, companies within the printing industry. Accordingly, we establish salaries for the named executive officers on the basis of personal performance and by reviewing available national and printing industry compensation data from time to time, including published salary surveys regarding compensation of officers of larger and smaller companies, both within and outside the printing industry. Our CEO annually reviews and provides his subjective assessment of the performance of each of our named executive officers and recommends whether any adjustment to base salary for any named executive officer should be considered by the compensation committee.  The compensation committee generally affords significant consideration to the CEO’s recommendations based on his proximity to the other named executive officers and understanding of their day-to-day performance and responsibilities.  Based on the CEO’s recommendations and the compensation committee’s review of available market data, the compensation committee set base salaries for 2009 at the levels reported in the Summary Compensation Table, below.  The compensation committee believes such salaries are in line with market data and reflect the responsibilities, performance and expertise of our named executive officers.

Annual Incentive Compensation

Management Performance Incentive Plan.  Annual cash bonuses are generally considered for inclusion in our executive compensation program because we believe that a significant portion of each named executive officer’s compensation should be contingent on our annual performance, as well as the individual contribution of the executive.  Accordingly, our named executive officers have historically participated in a management performance incentive plan, which compensated them for achievement of certain objectives established annually by our board of directors. Historically, these objectives have been based on our earnings before interest, taxes, depreciation and amortization (“EBITDA”), the EBITDA of each executive’s operating subsidiary and individual performance. For purposes of our management performance incentive plan and our profit sharing plan (discussed below), our EBITDA is calculated the same way WCF EBITDA is calculated as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.  To the extent applicable with respect to any named executive officer’s award, the same EBITDA calculation is performed for the applicable operating subsidiary.

Index

The management performance incentive plan was temporarily suspended for 2009 as a cost-savings measure to offset revenue reductions brought on by the economic recession.  This plan has been reinstated for 2010 and the following is a summary of how the management performance incentive plan operated prior to suspension, which is substantially the same as how we expect the plan will operate for 2010.

Under the management performance incentive plan, our executive officers are eligible to receive a maximum award of 50% of base salary, except Mr. Saxton, whose maximum award is 100% of base salary.   Maximum award amounts are developed based on market data but also set at a level to insure that a significant portion of potential compensation is tied to delivering results.  Management performance incentive awards are based upon achievement of corporate EBITDA financial objectives and individual performance objectives.  Upon completion of the fiscal year, the compensation committee assesses our performance for each corporate financial objective, comparing actual year-end results to the objectives.  Then individual performance is evaluated and an overall award is calculated.

The board of directors establishes the financial performance objectives for our named executive officers and designates the portion of each named executive officer’s annual bonus that would be eligible to be paid based on a subjective assessment of such individual’s performance, in the board’s discretion. There is no calculation or metric used for determining the subjective individual performance score; it is determined in the Board’s discretion based on the input of the CEO and the board’s view of the individual named executive officer’s contribution to our success.

The financial objectives are set based on the annual plan that is approved by the Board of Directors.  The maximum target is set to be approximately 2-4% above the target and the minimum is set to be approximately 8-10% below the target. EBITDA is the primary measure that private equity investors like ours often use to determine the success of their portfolio companies. TSG and operating company subsidiary EBITDA targets, consistent with the company's annual financial plan that is approved by the board of directors, are set at levels to incent improvement over previous year operating results and are designed to be relatively challenging to achieve and very difficult to exceed.  Accordingly, the Board of Directors sets financial performance goals at levels that it expects will be achieved, at least in part, for a fiscal year.  TSG financial targets have been achieved in one out of the last three fiscal years.  Operating company subsidiary EBITDA targets have been achieved at least at the threshold level in two of the last three years.

Annual incentive compensation awards for 2008 and 2007 appear as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

Profit Sharing Plan.  The Sheridan Group Profit Sharing Plan is a broad-based incentive program provided to all eligible employees at each location, excluding TDP and DJS.  The annual discretionary profit sharing contribution for each participating operating subsidiary company is determined by a formula approved each year by our board of directors.

Under the formula approved for 2009, a guideline has been established of 6.5% of EBITDA for TSP, SBI, DPC, and ULI.  If company EBITDA is a positive number, the established percent of EBITDA is put into the profit sharing pool.  The total dollar contribution for an operating subsidiary cannot exceed 6.5% of its total payroll for the year. Additionally, a company must also meet a minimum threshold of an 8% net profit margin (before profit sharing) in order to be eligible for profit sharing.  In 2009, all companies transitioned to payment of profit sharing in cash; however, employees have the option of deferring their cash payment into their 401(k) accounts.  The profit sharing plan was suspended as a cost-savings measure for all locations other than TSP to offset revenue reductions brought on by the economic recession.  Accordingly, Ms. Stricker was the only named executive officer eligible to receive a profit sharing award for 2009. The $20,569 profit sharing award for Ms. Stricker is reported in the “All Other Compensation” column in the Summary Compensation Table shown below.

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

Index

Options granted under the Stock-Based Incentive Compensation Plan have exercise prices equal to or above the fair market value of the underlying common stock (as determined under the Stock-Based Incentive Compensation Plan) on the grant date and are equally split 50% between a time-based vesting schedule and a performance-based vesting schedule.  Time-based awards vest 20% per year over five years subject to the executive’s continued employment with us.  Performance-based awards vest 20% per year over five years based on us achieving a per share equity value, as defined by the option agreements, each year as determined by the board. The per share equity value is calculated by multiplying our twelve month EBITDA by a pre-defined multiple, then subtracting net debt, and then dividing by the number of issued and outstanding shares of TSG Holdings Corp. Common Stock. If an annual performance target is not met in any of the five years, but is achieved by meeting subsequent year targets, shares will vest for all preceding plan years.  The targets for the performance based options were established based upon the original objectives that BRS and JCP established when they bought us in 2003 (as modified in connection with the Dingley Acquisition in 2004) and wanted to incent management to deliver the rate of return expected on their investment in us.

No named executive officer received an option award in fiscal year 2009.

We do not require our named executive officers to maintain a minimum ownership interest in us or our affiliates.

Nonqualified Deferred Compensation

In General.  Our nonqualified deferred compensation program serves primarily to attract and retain qualified executives by providing them with enhanced tax deferral opportunities and retirement benefits in addition to those provided under our broad-based 401(k) plan.  Under the nonqualified deferred compensation plan, officers, directors and certain management employees may annually elect (via individual contracts) to defer a portion of their compensation, on a pre-tax basis. The benefit is based on the amount of compensation (salary and bonus) deferred, employer “make-whole” contributions, employer discretionary contributions and earnings on these amounts.  Make-whole contributions are matching contributions and profit sharing contributions which we would have made to the participants’ accounts under the 401(k) plan were we not prohibited from making such contribution under the limits applicable to the 401(k) plan under the Internal Revenue Code.  Make-whole contributions are made early in the year following the year in which the applicable matching and profit sharing contributions to our 401(k) plan were limited.  Accordingly, such contributions for 2009 include a component relating to 2008’s profit sharing plan even though such profit sharing plan was unavailable to most of the named executive officers in 2009.  Individuals are fully vested in deferred salary and bonus amounts; however, the make-whole contributions vest in full after two years of employment, which is the same schedule applicable to employer contributions under the 401(k) plan. The employer discretionary contributions become vested pursuant to a vesting schedule as determined by us.

Salary and bonus amounts deferred by named executive officers in 2009 under the nonqualified deferred compensation plan are shown in the “Executive Contributions” column of the Deferred Compensation Table below.  Employer make whole and discretionary contributions for 2009 are shown in the “Registrant Contributions” column of the Deferred Compensation Table and in the “All Other Compensation” column of the Summary Compensation Table.

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

In 2009, our board of directors provided a retention award to Ms. Davidson in the amount of $82,388 in accordance with the terms of her existing employment agreement.  The retention awards for our named executive officers are disclosed under “All Other Compensation” on the Summary Compensation Table and in the Nonqualified Deferred Compensation table under Registrant Contributions.

Index

Other Compensation, Perquisites and Other Benefits

401(k) Plan.  We sponsor a defined contribution plan, or 401(k) Plan, intended to qualify under section 401 of the Internal Revenue Code. Substantially all of our employees are eligible to participate in the 401(k) Plan on the first day of the month in which the employee has attained 18 years of age and 30 days of employment. Employees may make pre-tax contributions of their eligible compensation, not to exceed the limits under the Internal Revenue Code. Employees may direct their investments among various pre-selected investment alternatives.

Effective January 2009, we sponsored a Safe Harbor defined contribution plan, or 401(k) Plan, intended to qualify under section 401 of the Internal Revenue Code. We match the employee’s contributions, up to a maximum of 6% of the employee’s eligible compensation; 100% of the first 1% invested and 50% of the next 5% invested of the employee’s eligible compensation.  Employer matching contributions to the 401(k) plan vest after two years of employment.  Employer matching contributions were suspended as of July 2009.

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

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report for the fiscal year ending December 31, 2009.

Index

Thomas J. Baldwin
Craig H. Deery
James L. Luikart

The following table summarizes compensation awarded or paid by us during 2009, 2008 and 2007 to our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three next most highly compensated executive officers (our “named executive officers”).  Perquisites and other benefits included in the All Other Compensation column are disclosed and itemized in the “All Other Compensation” table below.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

John A. Saxton	2009	619,967	—	—	—	—	143,833	763,800
President and Chief	2008	599,567	—	—	—	—	108,136	707,703
Executive Officer	2007	559,655	—	—	—	560,000	106,158	1,225,813

Robert M. Jakobe	2009	310,011	—	—	—	—	35,546	345,557
Executive Vice President	2008	299,694	—	—	—	—	78,160	377,854
and Chief Financial Officer	2007	269,805	—	—	—	135,000	68,696	473,501

Joan B. Davidson	2009	335,800	—	—	—	—	121,509	457,309
Group President - Sheridan	2008	324,596	—	—	—	69,000	136,238	529,834
Publication Services	2007	287,773	—	—	—	123,200	128,707	539,680

G. Paul Bozuwa (5)	2009	255,399	—	—	—	—	222,555	477,954
President & COO - DPC/ULI	2008	81,736	—	—	—	—	94,307	176,043
	2007	238,186	—	—	—	60,000	29,810	327,996

Patricia A. Stricker	2009	238,878	—	—	—	—	45,378	284,256
President & COO - TSP	2008	239,917	135	—	—	90,000	58,437	388,489
	2007	228,278	135	—	—	113,000	58,789	400,202

___________________
(1) Ms. Stricker received a $135 Christmas bonus in 2008 and 2007.

(2) There were no option awards granted during the years presented.

(3) The amounts reported as “Non-Equity Incentive Plan Compensation” for 2009, 2008 and 2007 consist of bonuses paid as management performance incentive compensation.

(4) The amounts reported as “All Other Compensation” for 2009, 2008 and 2007 are itemized in the “All Other Compensation” table below.

(5) Mr. Bozuwa worked for an affiliate of our parent during a portion of 2008.  Base salary for 2008 reflects only wages for services performed for the Company.

Index

All Other Compensation

Name	Year	Spousal Travel	Taxable Relocation Income	Other Non Cash	Retention Awards	Additional Disability Coverage	Taxable Term Life	Physical Program	GTL Taxable Income	Profit Sharing	Profit Sharing Make Whole	401k Match	401(k) Fixed 1%	401(k) Make Whole	Total All Other Comp
		($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)

John A. Saxton	2009	—	—	850	—	4,000	12,230	2,784	6,732	—	92,957	7,569	—	16,711	143,833
President and Chief	2008	—	—	850	—	4,000	12,230	—	4,390	23,000	43,666	4,600	2,300	13,100	108,136
Executive Officer	2007	—	—	—	—	4,000	12,230	5,634	4,082	22,500	39,202	4,500	2,250	11,760	106,158

Robert M. Jakobe	2009	—	—	—	—	—	—	3,047	2,100	—	20,469	5,526	—	4,404	35,546
Executive Vice President	2008	—	—	—	30,000	2,735	—	3,731	2,069	23,000	7,481	4,600	2,300	2,244	78,160
and Chief Financial Officer	2007	—	—	—	27,000	1,384	—	3,575	983	22,500	5,003	4,500	2,250	1,501	68,696

Joan B. Davidson	2009	—	—	—	82,388	—	—	3,501	801	—	21,780	8,068	—	4,971	121,509
Group President - Sheridan	2008	959	—	—	81,250	2,740	—	—	788	23,000	15,847	4,600	2,300	4,754	136,238
Publication Services	2007	611	—	—	72,500	1,544	—	2,969	695	22,500	16,472	4,500	2,250	4,666	128,707

Paul Bozuwa	2009	—	205,039	—	—	—	—	—	596	—	12,315	4,605	—	—	222,555
President & COO -	2008	—	—	—	62,500	—	—	—	587	23,000	2,475	3,400	2,098	247	94,307
DPC/ULI	2007	—	—	—	—	—	—	—	560	22,500	—	4,500	2,250	—	29,810

Patricia A. Stricker	2009	—	—	—	—	—	—	3,699	569	21,248	12,562	7,225	—	75	45,378
President & COO - TSP	2008	—	—	—	24,000	—	—	—	373	23,000	3,241	4,600	2,300	923	58,437
	2007	—	—	—	23,000	—	—	2,974	355	22,500	2,918	4,500	2,250	292	58,789

Retention awards and make-whole contributions are invested in the deferred compensation plan.  Even though the profit sharing plan was not available in 2009 for named executive officers other than Ms. Stricker, each named executive officer’s deferred compensation plan account was credited with a profit-sharing make-whole contribution in 2009 due to the limitations applicable to our 401(k) plan for 2008.  401(k) match is invested in the 401(k) plan.  Pre-2009 Profit sharing and 1% fixed contributions are also invested in the 401(k) plan.

Grants of Plan-Based Awards
		(1) Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying Options	Awards ($/sh)	Option Awards
		($)	($)	($)	($)	($)	($)	($)	($)	($)

John A. Saxton	N/A	0	0	0
President and Chief
Executive Officer

Robert M. Jakobe	N/A	0	0	0
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	N/A	0	0	0
Group President - Sheridan
Publication Services

G. Paul Bozuwa	N/A	0	0	0
President & COO - DPC/ULI

Patricia A. Stricker	N/A	0	0	0
President & COO - TSP

______________________
(1)  The management incentive bonus plan was suspended for 2009 as a cost-savings measure to offset revenue reductions brought on by the economic recession; therefore, no incentive targets were established.

Index

There were no stock options awarded under the Stock-Based Incentive Compensation Plan in 2009.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable) (1)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

John A. Saxton	3,300		2,200	10.00	11/16/2013

Robert M. Jakobe	3,300		2,200	10.00	11/16/2013

Joan B. Davidson	2,100		1,400	10.00	11/16/2013

G. Paul Bozuwa	1,800		1,200	10.00	11/16/2013

Patricia A. Stricker	1,620		1,080	10.00	11/16/2013

______________________
(1) Stock option awards were awarded on October 16, 2003. The shares began vesting on January 1, 2004. Twenty percent (20%) of the time-based shares vest each year on January 1st, i.e. 20% vested on January 1, 2005, 20% vested on January 1, 2006, 20% vested on January 1, 2007, 20% vested on January 1, 2008, and the remaining 20% vested on January 1, 2009.  As of December 31, 2009, 100% of the Named Executive Officers’ time-based shares were vested. Because our 2009 performance targets were not met, only 20% of performance shares vested through December 31, 2009. The established performance-based option targets (per share equity values, as defined in the stock option agreements) are $20/share on 1/1/05, $52/share on 1/1/06, $86/share on 1/1/07, $118/share on 1/1/08, $148/share on 1/1/09, $178/share on 1/1/10. See Stock-Based Incentive Compensation under the Compensation Discussion and Analysis for details on the vesting schedule.

Index

Option Exercises and Stock Vested in Last Fiscal Year

Option Awards
Name	Number of Shares Acquired on Exercise (1)	Value Realized on Exercise ($)

John A. Saxton	—	—
President and Chief
Executive Officer

Robert M. Jakobe	—	—
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	—	—
Group President – Sheridan
Publication Services

G. Paul Bozuwa	—	—
President & COO – DPC/ULI

Patricia A. Stricker	—	—
President & COO – TSP
______________________
(1) No options were exercised during 2009.

Nonqualified Deferred Compensation

Name	Executive Contributions in last FY ($)	Registrant Contributions in Last FY ($) (Retention Bonus and Make-Wholes) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

John A. Saxton	16,430	109,668	39,845	80,669	165,943

Robert M. Jakobe	—	24,873	27,357	16,943	116,245

Joan B. Davidson	16,010	109,139	(5,682)	104,555	306,506

G. Paul Bozuwa	—	12,315	68,902	40,812	256,433

Patricia A. Stricker	10,000	12,637	25,542	16,896	81,498

______________________
(1) Registrant contributions for Fiscal Years ending 2009, 2008 and 2007, respectively, that were included in the Summary Compensation Table are as follows: Mr. Saxton - Make Whole Contributions of $109,668, $56,766, and $50,962; Mr. Jakobe – Make Whole Contributions of  $24,873, $9,725, and $6,504, and Retention Awards of $0, $30,000, and $27,000; Ms. Davidson – Make Whole Contributions of $26,751, $20,601, and $21,138, and Retention Awards of $82,388, $81,250, and $72,500; Mr. Bozuwa – Make Whole Contributions of $12,315, $2,722, and $0 and Retention Awards of $0, $62,500 and $0; and Ms. Stricker – Make Whole Contributions of $12,637, $4,164, and $3,210, and Retention Awards of $0, $24,000, and $23,000. Retention awards and employer make-whole contributions (described below) are reported in the Summary Compensation Table in the “All Other Compensation” column.

The types of compensation that may be deferred under our nonqualified deferred compensation plan are salary, profit share and bonus (deferred at the employee’s election), employee retention awards, employer make-whole contributions, employer discretionary contributions and earnings on the deferrals. The individuals are fully vested in the compensation they voluntarily defer; however, the make-whole contributions, the employer discretionary contributions and employee retention awards are subject to vesting requirements. Make-whole contributions vest once the employee has attained two years of service.  Employee retention awards cliff vest after five years.  Employees may defer up to 20% of their base salary and up to 100% of any earned bonus or profit share into the deferred compensation program on an annual basis.  Earnings under the nonqualified plan are calculated by reference to the return on investment funds selected by the executives from a menu of investment fund options offered under the plan.  These investment fund options are the same options as are available to all participants under our 401(k) plan.  Participants may change their investment fund elections at any time.   A participant may elect distribution of their vested account balance at a fixed payment date, no earlier than the third calendar year after the calendar year in which the initial election is made, five years after a previously-scheduled distribution is to be made, or upon separation of service from the company.

Index

The table below shows the funds available under our 401(k) plan and their annual rate of return for the calendar year ended December 31, 2009:

Deferred Compensation Investment Options

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Fidelity Advisor Freedom 2010 A	25.64	Fidelity Advisor Freedom 2025 A	30.82
Fidelity Advisor Freedom 2020 A	29.46	Fidelity Advisor Freedom 2035 A	32.08
Fidelity Advisor Freedom 2030 A	31.57	Fidelity Advisor Freedom 2045 A	33.10
Fidelity Advisor Freedom 2040 A	32.98	Fidelity Advisor High Income Advantage	69.41
Fidelity Advisor Freedom 2050 A	33.71	Legg Mason Value, FI	41.63
Maxim Money Market Portfolio	0.01	Franklin Small-Mid-Cap Growth Fund A	43.17
PIMCO Total Return A	13.33	Legg Mason Special Investment FI	79.59
PIMCO Low Duration Fund A	12.91	Pennsylvania Mutual Fund Consultant CI	35.16
Davis NY Venture Fund	32.06	American Funds EuroPacific A	39.10
Hartford Capital Appreciation	42.83	RS Value Fund	38.01
Fidelity Advisor Freedom 2015 A	26.27	American Funds Growth Fund of America	34.48

Potential Payments on Termination or Change of Control

Our employment agreements with Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Bozuwa and Ms. Stricker provide that if the executive is terminated by us without “cause” or by the executive for “good reason,” the executive will be entitled to receive the following amounts:  (1) severance pay equal to his or her annual base salary and average annual incentive bonus during the two years preceding the termination for a period of 18 months in the case of Messrs. Jakobe and Bozuwa and Mss. Davidson and Stricker, and 24 months in the case of Mr. Saxton, (2) all amounts credited to the executive under our deferred compensation plan will fully vest and become payable in a single lump sum and (3) the executive will continue to have coverage under our health insurance plan for 18 months, or 24 months in the case of Mr. Saxton.  A termination shall be for “cause,” as defined in the agreements, if any one or more of the following has occurred:  i) the employee shall have committed an act of fraud, embezzlement or misappropriation against the employer, including, but not limited to, the offer, payment, solicitation or acceptance of any unlawful bribe or kickback with respect to the employer’s business; or, ii) the employee shall have been convicted by a court of competent jurisdiction of, or pleaded guilty or nolo contendere to, any felony or any crime involving moral turpitude; or, iii) the employee shall have refused, after explicit written notice, to obey any lawful resolution of or direction by the Board which is consistent with his duties; or, iv) the employee has been chronically absent from work (excluding vacations, illnesses or leaves of absence approved by the Board); or, v) the employee shall have failed to perform the duties incident to his employment with the employer on a regular basis, and such failure shall have continued for a period of twenty (20) days after written notice to the employee specifying such failure in reasonable detail (other than as a result of the employee’s disability); or, vi) the employee shall have engaged in the unlawful use (including being under the influence) or possession of illegal drugs on the employer’s premises; or vii) the employee shall have breached any one or more of the provisions of the Stock Purchase Agreement, dated as of August 1, 2003, among The Sheridan Group, Inc. and its stockholders as amended and in effect from time to time, and such breach shall have continued for a period of ten (10) days after written notice to the employee specifying such breach in reasonable detail.  “Good reason” is defined as the occurrence of: i) a material reduction in the employee’s status, position, scope of authority or responsibilities, the assignment to the employee of any duties or responsibilities which are materially inconsistent with such status, position, authority or responsibilities; involuntary relocation of the employee to an extent requiring an increase in his commute to his normal place of employment of more than 50 miles; or any removal of the employee from or failure to reappoint him to any of positions to which the employee has been appointed by the employer, except in connection with the termination of his employment; or, ii) a material reduction by the employer in the employee’s compensation or benefits, except in conjunction with a general reduction by the employer in the salaries of its executive level employees or the TSG site management team.

Index

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

The following table summarizes potential benefits that each of the Named Executive Officers would have received under their employment agreements or change in control arrangements on December 31, 2009, if a termination without cause or for good reason occurred, or they had been terminated following a change in control.

Named ExecutiveOfficer	Severance Pay	Incentive Pay	Deferred Compensation	COBRA (Employer’s Portion)

John A. Saxton	$1,216,857	$-	$165,943	$17,775
Robert M. Jakobe	$456,361	$-	$116,245	$13,332
Joan B. Davidson	$494,325	$51,750	$306,506	$13,332
G. Paul Bozuwa	$380,274	$-	$256,433	$18,886
Patricia A. Stricker	$365,449	$67,500	$81,498	$18,886

Compensation of Directors

Beginning on January 1, 2009, each director who is not also one of our executive officers or an employee of BRS or JCP will receive a fee of $30,000 per year for their service on our board of directors. The chairman of the audit committee (Mr. DiCamillo) will receive an additional fee of $5,000 per year. All directors are reimbursed for any personal expenses incurred in the conduct of their duties as a director. There were no stock options awarded to directors during 2009. A summary of fees paid to our directors in 2009 is as follows:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total

Gary T. DiCamillo	$35,000	—	$35,000

Craig H. Deery	$30,000	—	$30,000

George A. Whaling	$30,000	—	$30,000

Compensation Committee Interlocks and Insider Participation

In 2009, the compensation committee consisted of Messrs. Baldwin, Deery and Luikart. None of the members of the compensation committee are currently, or have been at any time since the time of our formation, one of our officers or employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of TSG Holdings Corp, which has pledged our shares as security for our obligations under our working capital facility. The following table sets forth certain information regarding the beneficial ownership of TSG Holdings Corp., as of March 29, 2010, by (i) each person or entity known to us to own more than 5% of any class of TSG Holdings Corp.’s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. TSG Holdings Corp.’s outstanding securities consist of about 597,433 shares of TSG Holdings Corp. common stock and about 45,326 shares and 4,234 shares of TSG Holdings Corp. Series A and Series B preferred stock, respectively, the terms of which are described in more detail below. Additionally, there are 17,580 options to purchase common stock outstanding that are held by our executive officers. To our knowledge, each of such stockholders will have sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

Index

	Number and Percent of Shares of TSG Holdings Corp. (1)
	Preferred Stock				Common Stock
	Series A		Series B
	Number	Percent	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Bruckmann, Rosser, Sherrill & Co. II, L.P. (2) 126 East 56th Street, New York, NY, 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
Funds affiliated with Jefferies Capital Partners (3) 520 Madison Avenue, New York, NY 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
Christopher A. Pierce (4)(5)	3,096	6.8%	289	6.8%	42,577	7.1%

Named Executive Officers and Directors:
John A. Saxton (4)(6)(7)	1,340	3.0%	125	3.0%	20,902	3.5%
Robert M. Jakobe (4)(8)(9)	108	0.2%	10	0.2%	4,721	0.8%
Joan B. Davidson (4)(10)	67	0.1%	6	0.1%	2,980	0.5%
G. Paul Bozuwa (4)(11)	268	0.6%	25	0.6%	5,320	0.9%
Patricia A. Stricker (4)(12)	91	0.2%	-	-	2,700	0.5%
Thomas J. Baldwin (13)(14)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas Daraviras (15)	-	-	-	-	-	-
Craig H. Deery (4)	245	0.5%	23	0.5%	3,212	0.5%
Gary T. DiCamillo (4)	268	0.6%	25	0.6%	3,520	0.6%
James L. Luikart (15)(16)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas R. Sheppard (13)	-	-	-	-	-	-
George A. Whaling (4)	272	0.6%	25	0.6%	3,572	0.6%
All executive officers and directors as a group (15 persons)(17)	41,220	90.9%	3,919	92.5%	559,744	91.0%

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

Index

(4)
The address of each of Mr. Pierce, Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Bozuwa, Ms. Stricker, Mr. Deery, Mr. DiCamillo and Mr. Whaling is c/o The Sheridan Group, Inc., 11311 McCormick Road, Suite 260, Hunt Valley, Maryland 21031.

(5)	Includes options to purchase 1,920 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(6)
Includes 17,602 common shares, 1,340 Series A preferred shares and 125 Series B preferred shares which are owned by LMWW Custodian FBO John A. Saxton Roll-over IRA. Mr. Saxton may be deemed to beneficially own such shares.

(7)	Includes options to purchase 3,300 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(8)	Includes 1,288 common shares and 108 Series A preferred shares which are owned by LMWW Custodian FBO Robert M. Jakobe Roll-over IRA. Mr. Jakobe may be deemed to beneficially own such shares.

(9)	Includes options to purchase 3,300 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(10)	Includes options to purchase 2,100 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(11)	Includes options to purchase 1,800 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(12)	Includes options to purchase 1,620 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(13)	The address of each of Mr. Baldwin and Mr. Sheppard is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, New York, New York 10022.

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

(17)	Includes options to purchase 17,580 shares of TSG Holdings Corp. common stock exercisable within 60 days.

TSG Holdings Corp. Preferred Stock

TSG Holdings Corp.’s Certificate of Incorporation provides that TSG Holdings Corp. may issue 200,000 shares of preferred stock, 50,000 of which is designated as 10% Series A Cumulative Compounding Preferred Stock (“Series A”), 20,000 of which is designated as 10% Series B Cumulative Compounding Preferred Stock (“Series B”) and 130,000 of which is undesignated. TSG Holdings Corp. preferred stock has a stated value of $1,000 per share for Series A and $1,428.89 per share for Series B and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding annually. As of March 29, 2010, there are issued and outstanding about 45,326 and 4,234 shares of Series A and Series B preferred stock, respectively.

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

TSG Holdings Corp. Common Stock

The Certificate of Incorporation of TSG Holdings Corp. provides that TSG Holdings Corp. may issue 1,000,000 shares of TSG Holdings Corp. common stock. About 597,433 shares of TSG Holdings Corp. common stock are issued and outstanding as of March 29, 2010. The holders of TSG Holdings Corp. common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	45,600	$12.56	7,660
Total	45,600	$12.56	7,660
______________________
(1)	As of December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dividend and Loan

On January 5, 2009, we executed a waiver to our working capital facility. The waiver allowed us to pay a cash dividend and make a loan to our parent company, TSG Holdings Corp. ("Holdings"), which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that Holdings used the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by Holdings (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. and to pay related expenses in connection therewith. On January 5, 2009, we paid a dividend in the aggregate amount of $8.0 million and made a loan in the principal amount of $2.0 million to Holdings. The loan will mature on January 4, 2012 and will accrue interest at the rate of 1.36% per year payable in cash or in kind on February 15 and August 15 each year. Subsequent to January 5, 2009, we paid an additional dividend in the amount of $1.1 million to Holdings to pay expenses and other amounts in connection with the Stock Purchase. In connection with the Stock Purchase, Holdings ceased to have an ownership interest in an affiliate that owed us approximately $1.1 million as of December 31, 2008. In December 2009, Holdings executed an agreement with the former affiliate whereby the $1.1 million owed to us by the former affiliate was satisfied in full by being offset against the principal amount of a note owed by Holdings to the former affiliate. The result is that the $1.1 million once owed to us by the former affiliate became a receivable from Holdings. Holdings satisfied $0.2 million of the amount due to us and the remaining $0.9 million is presented net against the income tax oblibations due to Holdings within "Due to parent, net" in the Consolidated Balance Sheet.

Index

Securities Holders’ Agreement

The second amended and restated securities holders’ agreement among BRS, JCP and the other stockholders of Holdings provides that Holding's and our board of directors will consist of eight members, including four designees of BRS and four designees of JCP. Also pursuant to the securities holders’ agreement, we may not take certain significant actions, such as incurrence of indebtedness in excess of certain thresholds or a sale of all or substantially all of our assets, without the approval of each of BRS and JCP.

The securities holders’ agreement generally restricts the transfer of shares of Holding's common stock or Holding's preferred stock without the consent of BRS and JCP. Exceptions to this restriction include transfers to affiliates and transfers for estate planning purposes, in each case so long as any transferee agrees to be bound by the terms of the agreement.

Each of Holdings, BRS and JCP has a right of first refusal under the securities holders’ agreement with respect to sales of shares of Holdings by management investors. Under certain circumstances, the stockholders have “tag-along” rights to sell their shares on a pro rata basis with the selling stockholder in certain sales to third parties. If BRS and JCP approve a sale of Holdings, they have the right to require the other stockholders of Holdings to sell their shares on the same terms. The securities holders’ agreement also contains a provision that gives Holdings the right to repurchase a management investor’s shares upon termination of that management stockholder’s employment or removal or resignation from the board of directors.

Registration Rights Agreement

Pursuant to the amended and restated registration rights agreement among BRS, JCP and the other stockholders of Holdings, upon the written request of either BRS or JCP, Holdings has agreed to, on one or more occasions, prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares of Holding's common stock held by BRS or JCP or certain of their respective affiliates, as the case may be, and use its best efforts to cause the registration statement to become effective. Following an initial public offering of Holdings, BRS, JCP and the management investors also have the right, subject to certain exceptions and rights of priority, to have their shares included in certain registration statements filed by Holdings.  Registration expenses of the selling stockholders (other than underwriting discounts and commissions and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by Holdings. Holdings has also agreed to indemnify the stockholders against certain customary liabilities in connection with any registration.

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

Index

Policy for Approval of Related Transactions

We do not have a written policy for the treatment of transactions required to be disclosed under Item 404(a) of Regulation S-K.  Our securities holders’ agreement described above generally prohibits entry into such transactions without the consent of BRS and JCP.

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance – Board Composition and Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred fees for services performed by PricewaterhouseCoopers LLP as follows:

(Dollars in thousands)	Year ended December 31,	Year ended December 31,
	2009	2008
Audit fees (include the review of interim consolidated financial statements, annual audit of the consolidated financial statements and assistance with SEC filings)	$755	$741

Audit-related fees (include the review of internal controls and due diligence related to acquisitions)	-	50

Tax fees (include tax compliance, transactional consulting and advice for state tax issues )	182	316

All other fees (include license fees for online financial reporting and assurance literature)	3	2

Total	$940	$1,109

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

3.1.b
Amendment to Third Amended and Restated Certificate of Incorporation of TSG Holdings Corp. (filed as Exhibit 3.1.b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 and incorporated herein by reference).

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
4.7
Third Supplemental Indenture, dated as of May 11, 2004, by and among The Sheridan Group, Inc., Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Lisbon Acquisition Corp., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and The Bank of New York, as trustee and notes collateral agent.†

4.8
Registration Rights Agreement, dated as of May 25, 2004, by and among The Sheridan Group, Inc., Capital City Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc., Lisbon Acquisition Corp., Sheridan Books, Inc., The Sheridan Group Holding Company, The Sheridan Press, Inc., United Litho, Inc. and Jefferies & Company, Inc.†

10.1
Second Amended and Restated Revolving Credit Agreement, dated as of June 16, 2009, by and among The Sheridan Group, Inc. and Bank of America, N.A., as agent, issuer and lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009 and incorporated herein by reference).

10.2
Intercreditor Agreement, dated as of August 21, 2003, among Sheridan Acquisition Corp., The Sheridan Group, Inc., the guarantors signatory thereto, The Bank of New York, as trustee and collateral agent, and Fleet National Bank.†

10.3
Second Amendment and Restatement to the Securities Holders Agreement and the Registration Rights Agreement by and among TSG Holdings Corp., The Sheridan Group Holdings (BRS) LLC and The Sheridan Group Holdings (Jefferies) LLC, dated as of March 30, 2009 (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 and incorporated herein by reference).

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

Index

10.27	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Douglas R. Ehmann.*#
10.28	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Gary J. Kittredge.*#
10.29	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and G. Paul Bozuwa.*#
10.30	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and John A. Saxton*#
10.31	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Joan B. Davidson.*#
10.32	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Patricia A. Stricker.*#
10.33	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Robert M. Jakobe.*#
10.35	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Douglas R. Ehmann.* ††
10.36	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Gary J. Kittredge.* ††
10.37	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and G. Paul Bozuwa.* ††
10.38	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and John A. Saxton.* ††
10.39	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Joan B. Davidson.* ††
10.40	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Patricia A. Stricker.* ††
10.41	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Robert M. Jakobe.* ††
21.1	Subsidiaries of The Sheridan Group, Inc.†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

______________________
†	Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-110441) and incorporated herein by reference.

^	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2005, filed on March 30, 2006 and incorporated herein by reference.

^^	Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2005, filed on May 13, 2005 and incorporated herein by reference.

~	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2004, filed on March 31, 2005 and incorporated herein by reference.

#	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2006, filed on March 30, 2007 and incorporated herein by reference.

††	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders in the year ended December 31, 2009. The Registrant is a wholly owned subsidiary of TSG Holdings Corp.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHERIDAN GROUP, INC.

By:	/s/ John A. Saxton
	Name:	John A. Saxton

	Title:	President and Chief Executive
Officer and Director

	Date:	March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Saxton	President and Chief Executive Officer and Director	March 29, 2010
John A. Saxton	(Principal Executive Officer)

/s/ Robert M. Jakobe	Chief Financial Officer	March 29, 2010
Robert M. Jakobe	(Principal Financial and Accounting Officer)

/s/ Thomas J. Baldwin	Director	March 29, 2010
Thomas J. Baldwin

/s/ Nicholas Daraviras	Director	March 29, 2010
Nicholas Daraviras

/s/ Craig H. Deery	Director	March 29, 2010
Craig H. Deery

/s/ Gary T. DiCamillo	Director	March 29, 2010
Gary T. DiCamillo

/s/ James L. Luikart	Director	March 29, 2010
James L. Luikart

/s/ Nicholas R. Sheppard	Director	March 29, 2010
Nicholas R. Sheppard

/s/ George A. Whaling	Director	March 29, 2010
George A. Whaling