Form 10-Q
period 2010-03-31
SHERIDAN GROUP INC
filed 2010-05-12
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

There was 1 share of Common Stock outstanding as of May 12, 2010.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended March 31, 2010

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$4,503,507	$4,109,740
Accounts receivable, net of allowance for doubtful accounts of $2,701,926 and $2,055,569, respectively	28,880,712	29,382,142
Inventories, net	14,746,928	13,989,631
Other current assets	5,702,338	5,724,134
Refundable income taxes	17,703	179,473
Total current assets	53,851,188	53,385,120

Property, plant and equipment, net	114,619,668	117,757,008
Intangibles, net	33,217,031	33,566,535
Goodwill	40,979,426	40,979,426
Deferred financing costs, net	1,233,133	1,483,423
Other assets	1,726,326	1,828,173
Total assets	$245,626,772	$248,999,685

Liabilities
Current liabilities
Accounts payable	$14,305,225	$14,621,067
Accrued expenses	14,013,381	17,698,876
Due to parent, net	560,985	121,044
Total current liabilities	28,879,591	32,440,987

Notes payable	142,942,530	142,948,652
Deferred income taxes and other liabilities	28,246,633	29,598,477
Total liabilities	200,068,754	204,988,116

Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	42,047,938	42,047,938
Retained earnings	3,510,080	1,963,631
Total stockholder's equity	45,558,018	44,011,569

Total liabilities and stockholder's equity	$245,626,772	$248,999,685

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$68,298,350	$76,975,918
Cost of sales	53,524,116	63,049,054
Gross profit	14,774,234	13,926,864
Selling and administrative expenses	9,382,979	9,304,165
Loss on disposition of fixed assets	33,343	6,536
Restructuring costs	72,368	147,966
Amortization of intangibles	349,504	373,406
Total operating expenses	9,838,194	9,832,073
Operating income	4,936,040	4,094,791
Other (income) expense:
Interest expense	3,948,813	4,656,126
Interest income	(12,862)	(13,321)
Other, net	(37,320)	64,421
Total other expense	3,898,631	4,707,226
Income (loss) before income taxes	1,037,409	(612,435)
Income tax (benefit) provision	(509,040)	130,373
Net income (loss)	$1,546,449	$(742,808)

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
	2010	2009
Cash flows provided by (used in) operating actvities:
Net income (loss)	$1,546,449	$(742,808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	4,351,882	4,358,601
Amortization of intangible assets	349,504	373,406
Provision for doubtful accounts	662,198	39,387
Provision for inventory realizability and LIFO value	86,839	11,515
Stock-based compensation	-	4,400
Amortization of deferred financing costs and debt discount, included in interest expense	244,168	293,017
Deferred income tax (benefit) provision	(1,080,092)	229,190
Loss on disposition of fixed assets	33,343	6,536
Changes in operating assets and liabilities
Accounts receivable	(160,768)	(910,321)
Inventories	(844,136)	1,346,244
Other current assets	6,051	(660,611)
Refundable income taxes	161,770	(180,863)
Other assets	101,847	404,541
Accounts payable	(430,462)	(2,198,666)
Accrued expenses	(3,685,495)	(5,953,441)
Income tax payable	439,941	-
Other liabilities	(256,007)	(423,242)
Net cash provided by (used in) operating activities	1,527,032	(4,003,115)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(1,163,740)	(2,674,748)
Proceeds from sale of fixed assets	30,475	100
Advances paid to parent company, net	-	(2,032,708)
Net cash used in investing activities	(1,133,265)	(4,707,356)

Cash flows used in financing activities:
Borrowing of working capital facility	-	15,308,211
Repayment of working capital facility	-	(13,414,000)
Dividends paid	-	(9,105,227)
Net cash used in financing activities	-	(7,211,016)

Net increase (decrease) in cash and cash equivalents	393,767	(15,921,487)

Cash and cash equivalents at beginning of period	4,109,740	16,396,628

Cash and cash equivalents at end of period	$4,503,507	$475,141

Non-cash investing and financing activities
Asset additions in accounts payable	$275,552	$463,746

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of March 31, 2010 and our results of operations for the three month periods ended March 31, 2010 and 2009 and our cash flows for the three month periods ended March 31, 2010 and 2009. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10–K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

Effective January 1, 2010, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to the accounting and disclosure requirements for transfers of financial assets. This guidance requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, the guidance eliminates the concept of a qualifying special-purpose entity. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated by the FASB to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this guidance by us on January 1, 2010, did not have a material impact on our financial position, results of operations or cash flows.

2.	Inventory

Components of net inventories at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Work-in-process	$6,716,928	$7,367,236
Raw materials (principally paper)	8,302,884	6,895,279
	15,019,812	14,262,515
Excess of current cost over LIFO inventory value	(272,884)	(272,884)
	$14,746,928	$13,989,631

3.	Notes Payable and Working Capital Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (the “2004 Notes”). The 2004 Notes have identical terms to the 2003 Notes. During the year ended December 31, 2009, we paid $15.0 million, which included $0.5 million of accrued interest, to repurchase 2003 Notes and 2004 Notes with a face value of $22.1 million. The carrying value of the 2003 Notes and the 2004 Notes was $142.9 million as of March 31, 2010 and December 31, 2009, respectively.

Index

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

On June 16, 2009, we executed an agreement to amend our working capital facility. Terms of the working capital facility allow for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, or (c) the LIBOR rate plus a margin of 3.75%.  At our option, we can elect a LIBOR option for a specified period. Any such borrowings bear interest at the specified LIBOR rate plus a margin of 3.75%. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we have agreed to pay an annual fee of 3.875% on all letters of credit outstanding. The working capital facility is scheduled to mature on March 25, 2011. As of March 31, 2010, we had no borrowings outstanding under the working capital facility, had unused amounts available of $18.1 million and had $1.4 million in outstanding letters of credit.

Borrowings under the working capital facility are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The working capital facility contains various covenants including provisions that restrict our ability to incur or prepay indebtedness, including the 2003 Notes and the 2004 Notes, or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes, depreciation and amortization (as defined in the working capital facility agreement). We have complied with all of the restrictive covenants as of March 31, 2010. In an event of default, all principal and interest due under the working capital facility may become immediately due and payable.

4.	Accrued Expenses

Accrued expenses as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Payroll and related expenses	$4,087,183	$3,639,665
Profit sharing accrual	259,333	476,151
Accrued interest	1,853,395	5,516,678
Customer prepayments	3,883,563	3,727,548
Self-insured health and workers' compensation accrual	1,994,793	1,933,529
Other	1,935,114	2,405,305
	$14,013,381	$17,698,876

5.	Business Segments

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

Index

The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the consolidated financial statements in our most recent Annual Report on Form 10–K for the year ended December 31, 2009. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses and the amortization of a non–compete agreement with our former Chairman of the Board, are not allocated to the segments. Our customer base resides in the continental United States and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had no customer that accounted for 10.0% or more of our net sales for the three month periods ended March 31, 2010 and 2009.

The following table provides segment information as of March 31, 2010 and 2009 and for the three month periods then ended:

	Three months ended March 31,
	2010	2009
(in thousands)

Net sales
Publications	$37,766	$43,388
Specialty catalogs	17,032	18,646
Books	13,502	14,942
Intersegment sales elimination	(2)	-
Consolidated total	$68,298	$76,976

Operating income (loss)
Publications	$3,704	$3,614
Specialty catalogs	788	36
Books	892	590
Corporate expenses	(448)	(145)
Consolidated total	$4,936	$4,095

	March 31,	December 31,
	2010	2009
Assets
Publications	$143,074	$146,047
Specialty catalogs	54,049	54,186
Books	45,963	46,173
Corporate	2,541	2,594
Consolidated total	$245,627	$249,000

A reconciliation of total segment operating income to consolidated income (loss) before income taxes is as follows:

	Three months ended March 31,
(in thousands)	2010	2009

Total operating income (as shown above)	$4,936	$4,095

Interest expense	(3,949)	(4,656)
Interest income	13	13
Other, net	37	(64)

Income (loss) before income taxes	$1,037	$(612)

Index

6.	Income Taxes

We recorded income tax expense during the three months ended March 31, 2010 based on a forecasted effective income tax rate of approximately 27%. Certain adjustments for items discrete to the three months ended March 31, 2010 were recognized which exceeded the tax expense recorded during the period, resulting in a net income tax benefit of approximately $0.5 million. The most significant discrete item was a change in the apportionment rules which will result in a decrease in the income taxes we pay to the state of Maine. We recorded an income tax benefit during the three months ended March 31, 2009 based on a forecasted effective income tax rate of approximately 15%. The forecasted rate for 2009 was lower than 2010 due to the impact of the permanent differences on a significantly lower income before income taxes in 2009. Certain adjustments for items discrete to the three months ended March 31, 2009 were recognized which exceeded the tax benefit recorded during the period, resulting in net income tax expense of approximately $0.1 million.

We file consolidated tax returns with TSG Holdings Corp. (“Parent”), our parent company, for Federal and certain state jurisdictions. We classify these current tax liabilities as “Due to parent, net” on the consolidated balance sheet.

7.	Fair Value Measurements

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

During the first quarter of 2009, we paid a dividend in the aggregate amount of $9.1 million and made a loan in the principal amount of $2.0 million to our Parent. The loan had a maturity date of January 4, 2012 and accrued interest at the rate of 1.36% per year payable in cash or in kind on February 15 and August 15 each year. Our Parent used the entire cash proceeds of the dividend and loan to purchase capital stock issued by our Parent (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. (“Giraffe”) and to pay related expenses in connection therewith. In connection with the Stock Purchase, Euradius Acquisition Co., a wholly owned subsidiary of our Parent, sold all of the outstanding stock of Euradius International Dutch Bidco B.V. (“Euradius”) to Giraffe. This resulted in our Parent fully divesting its interest in Euradius, which was our Parent's only investment other than The Sheridan Group, Inc. Neither Euradius nor its subsidiaries were guarantors of the 2003 or 2004 Notes. Neither Euradius nor its subsidiaries were subsidiaries of ours and their financial results were not included in our consolidated financial statements.

The loan owed by our Parent was satisfied by being netted against income tax obligations we owed to our Parent and is presented within “Due to parent, net” in the consolidated balance sheet.

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million in such fees for both of the three month periods ended March 31, 2010 and 2009.

9.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Index

10.	Restructuring and Other Exit Costs

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.1 million of restructuring costs during each of the first quarters of 2010 and 2009. The costs relate primarily to guaranteed severance payments and employee health benefits. We expect to record a minimal amount of additional restructuring costs during 2010 in connection with this consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Annual Report on Form 10–K for the fiscal year ended December 31, 2009. References to the “Company” refer to The Sheridan Group, Inc. The terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of the Company and all of its subsidiaries.

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

Index

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

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our most recent Annual Report on Form 10–K for the year ended December 31, 2009, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self–insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

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

Index

					Percent of revenue
	Three months ended March 31,		Increase (decrease)		Three months ended March 31,
(in thousands)	2010	2009	Dollars	Percentage	2010	2009

Net sales
Publications	$37,766	$43,388	$(5,622)	(13.0%)	55.3%	56.4%
Specialty catalogs	17,032	18,646	(1,614)	(8.7%)	24.9%	24.2%
Books	13,502	14,942	(1,440)	(9.6%)	19.8%	19.4%
Intersegment sales elimination	(2)	-	(2)	nm	-	-
Total net sales	68,298	76,976	(8,678)	(11.3%)	100.0%	100.0%

Cost of sales	53,524	63,049	(9,525)	(15.1%)	78.4%	81.9%

Gross profit	14,774	13,927	847	6.1%	21.6%	18.1%

Selling and administrative expenses	9,383	9,304	79	0.8%	13.7%	12.1%
Loss (gain) on disposition of fixed assets	33	7	26	nm	0.1%	-
Restructuring costs	72	148	(76)	(51.4%)	0.1%	0.2%
Amortization of intangibles	350	373	(23)	(6.2%)	0.5%	0.5%
Total operating expenses	9,838	9,832	6	0.1%	14.4%	12.8%

Operating income
Publications	3,704	3,614	90	2.5%	9.8%	8.3%
Specialty catalogs	788	36	752	nm	4.6%	0.2%
Books	892	590	302	51.2%	6.6%	4.0%
Corporate expenses	(448)	(145)	(303)	nm	nm	nm
Total operating income	4,936	4,095	841	20.5%	7.2%	5.3%

Other (income) expense
Interest expense	3,949	4,656	(707)	(15.2%)	5.8%	6.0%
Interest income	(13)	(13)	-	-	-	-
Other, net	(37)	64	(101)	nm	(0.1%)	0.1%
Total other expense	3,899	4,707	(808)	(17.2%)	5.7%	6.1%

Income (loss) before income taxes	1,037	(612)	1,649	nm	1.5%	(0.8%)

Income tax (benefit) provision	(509)	131	(640)	nm	(0.7%)	0.2%

Net income (loss)	$1,546	$(743)	$2,289	nm	2.2%	(1.0%)
_____________________
nm - not meaningful

Commentary:

Net sales for the first quarter of 2010 decreased $8.7 million or 11.3% versus the first quarter of 2009, due primarily to reductions in print run lengths resulting from the economic recession as well as the loss of work from certain customers due to pricing considerations. Slightly more than half the dollar sales decline is due to decreases in shipping and paper costs, which are passed on to our customers, due principally to lower volumes being produced by us. Net sales for the Publications segment decreased $5.6 million or 13.0% in the first quarter of 2010 compared to the same period a year ago due primarily to: (i) sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication (ii) loss of work from certain customers due to pricing considerations and (iii) the conversion from offset to digital printing for journals as publishers seek cost-effective methods for delivering content. Decreases in shipping and paper costs, which are passed on to our customers, accounted for more than 50% of the dollar sales decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $1.6 million or 8.7% in the first quarter of 2010 compared with the same period a year ago due primarily to the impact of lower paper costs, which accounted for approximately 75% of the sales  dollar decline coupled with a reduction in print run lengths for catalogs reflecting reduced consumer spending . Net sales for the Books segment decreased $1.5 million or 9.6% in the first quarter of 2010 compared with the same period a year ago due primarily to fewer titles being produced due to the economic recession as well as the loss of work from certain customers due to pricing considerations. Lower freight and paper costs accounted for about 40% of the sales decrease in Books.

Index

Gross profit for the first quarter of 2010 increased by $0.8 million or 6.1% compared to the first quarter of 2009. Gross margin of 21.6% of net sales for the first quarter of 2010 reflected a 3.5 margin point increase versus the first quarter of 2009. We were able to increase our gross profit and gross margin due principally to reductions in staffing and benefits costs coupled with lower pass through costs of freight and paper.  Additionally, higher revenue from recyclable materials as well as lower utility, variable and discretionary costs helped to more than offset the decrease in sales.

Operating income of $4.9 million for the first quarter of 2010 represented an increase of $0.8 million or 20.5% as compared to operating income of $4.1 million for the first quarter of 2009. Reductions in staffing and benefits, including lower healthcare costs, coupled with higher revenue from recyclable materials more than offset the impact of lower sales and an increase in the bad debt provision.  Operating income increased in each of our segments in the first quarter of 2010 compared to the first quarter of 2009 despite lower sales.  Publications operating income increased slightly in the first quarter of 2010 compared to the first quarter of 2009 due principally to lower freight, material, staffing and healthcare costs, partially offset by an increase in bad debt expense to recognize potential risk associated with specific customers. Increases in revenue from recyclable materials coupled with lower operating lease costs also contributed to the improvement. Specialty Catalogs operating income improved dramatically in the first quarter of 2010 versus the first quarter a year ago due in large part to lower staffing costs and reductions in healthcare costs.   Lower utility costs and increased revenue from recyclable materials helped to offset the impact of the lower sales and increases in other material costs. The Books segment increased operating income by $0.3 million or 51% in the first quarter of 2010 compared to the first quarter of 2009 due principally to lower people-related costs and increased revenue from recyclable materials.

Other expense of $3.9 million for the first quarter of 2010 represented a $0.8 million decrease or 17.2% as compared to other expense of $4.7 million for the first quarter of 2009. This decrease was due primarily to the $0.7 million decrease in interest expense which was the result of the notes payable repurchases that occurred during the second and third quarters of 2009.

Income before income taxes of $1.0 million for the first quarter of 2010 represented a $1.6 million increase as compared to the same period last year. The increase was due primarily to the lower expenses which more than offset the decrease in sales, as mentioned previously.

We recorded income tax expense during the three months ended March 31, 2010 based on a forecasted effective income tax rate of approximately 27%. Certain adjustments for items discrete to the three months ended March 31, 2010 were recognized which exceeded the tax expense recorded during the period, resulting in a net income tax benefit of approximately $0.5 million. The most significant discrete item relates to a change in the apportionment rules which will result in a decrease in the income taxes we pay to the state of Maine. We recorded an income tax benefit during the three months ended March 31, 2009 based on a forecasted effective income tax rate of approximately 15%. The forecasted rate for 2009 was lower than 2010 due to the impact of the permanent differences on a significantly lower income before income taxes in 2009. Certain adjustments for items discrete to the three months ended March 31, 2009 were recognized which exceeded the tax benefit recorded during the period, resulting in net income tax expense of approximately $0.1 million.

Net income of $1.5 million for the first quarter of 2010 represented a $2.2 million increase as compared to a net loss of $0.7 million for the first quarter of 2009 due to the factors mentioned previously.

Liquidity and Capital Resources

We had cash of $4.5 million as of March 31, 2010 compared to $4.1 million as of December 31, 2009. During the first three months of 2010, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the senior secured notes.

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes, through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to our Parent, as we did in the first quarter of 2009, in accordance with the limitations outlined in our bond indenture and our working capital facility. We estimate that our capital expenditures for the remainder of 2010 will total about $8.4 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term liquidity needs. Our 2003 Notes and 2004 Notes mature on August 15, 2011. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay these notes. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Operating Activities

Net cash provided by operating activities was $1.5 million for the first three months of 2010 compared to cash used in operating activities of $4.0 million for the first three months of 2009. This $5.5 million improvement was primarily due to favorable changes in working capital and other assets and liabilities that totaled $3.9 million and an increase in net income of $2.3 million which was partially offset by net non-cash benefits of $0.7 million.

Index

Investing Activities

Net cash used in investing activities was $1.1 million for the first three months of 2010 compared to $4.7 million for the first three months of 2009. This $3.6 million decrease in cash used was primarily the result of the absence in the first quarter of 2010 of the $2.0 million we advanced to our Parent during the same period in 2009, the majority of which was used to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius as well as $1.5 million of lower capital spending in the first quarter of 2010 as compared to the same period last year.

Financing Activities

There was no cash used in financing activities for the first three months of 2010 as compared to $7.2 million for the first three months of 2009. The $7.2 million used in the first quarter of 2009 was primarily the result of the $9.1 million dividend paid to our Parent to enable it to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius partially offset by the $1.9 million of net borrowings on our working capital facility.

Indebtedness

As of March 31, 2010, we had total indebtedness of $142.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of March 31, 2010. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $14.6 million on an annual basis.

Our working capital facility provides for available credit of up to $20.0 million, subject to a borrowing base test, that we may repay and reborrow until the March 25, 2011 maturity date. Actual available credit under the working capital facility fluctuates because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time and other limitations. Our working capital facility contains various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends. Our working capital facility prohibits us from repurchasing the 2003 Notes and the 2004 Notes unless certain conditions are met, including that the amount expended for note repurchases after May 25, 2009 may not exceed $20.0 million in the aggregate, and that immediately after each note repurchase, there must be at least $5.0 million available under the working capital facility. The working capital facility also requires us to satisfy an interest coverage ratio of at least 1.80 to 1.00 and to maintain EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”) of at least $33.0 million, both calculated for the period consisting of the four preceding consecutive fiscal quarters. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. For the twelve months ended March 31, 2010, our interest coverage ratio was 2.77 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $42.9 million. As of March 31, 2010, we had no borrowings outstanding under the working capital facility, had unused amounts available of $18.1 million and had $1.4 million in outstanding letters of credit.

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

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the three month periods ended March 31, 2010 and 2009 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended March 31, 2010 includes the amounts presented in the following table as well as the amounts from the second, third and fourth quarters of 2009.

Index

	Three Months Ended March 31,
	2010	2009

Net cash provided by (used in) operating activities	$1,527	$(4,003)

Accounts receivable	161	910
Inventories	844	(1,346)
Other current assets	(6)	661
Refundable income taxes	(162)	181
Other assets	(102)	(405)
Accounts payable	431	2,199
Accrued expenses	22	1,708
Accrued interest	3,663	4,246
Income taxes payable	(440)	-
Other liabilities	256	423
Provision for doubtful accounts	(662)	(40)
Deferred income tax benefit (provision)	1,080	(229)
Provision for inventory realizability and LIFO value	(87)	(12)
Loss on disposition of fixed assets, net	(33)	(7)
Income tax (benefit) provision	(509)	131
Cash interest expense	3,705	4,363
Management fees	198	180
Non cash adjustments:
Increase in market value of investments	(12)	-
Amortization of prepaid lease costs	1	21
Loss on disposition of fixed assets	46	7
Interest income	(13)	-
Restructuring costs	72	148

WCF EBITDA	$9,980	$9,136

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

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of March 31, 2010:

	Remaining Payments Due by Period
			2011 to	2013 to	2015 and
	Total	2010	2012	2014	beyond
(in thousands)

Long term debt, including interest (1)	$164,872	$7,324	$157,548	$-	$-
Operating leases	6,416	2,522	3,671	222	1
Purchase obligations (2)	1,939	1,825	111	3	-
Other long-term obligations (3)	428	113	302	13	-

Total (4)	$173,655	$11,784	$161,632	$238	$1
 _____________________

(1)	Includes the $142.9 million aggregate principal amount due on the 2003 Notes and the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At March 31, 2010, we have recognized approximately $1.8 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Index

Off Balance Sheet Arrangements

At March 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

Effective January 1, 2010, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to the accounting and disclosure requirements for transfers of financial assets. This guidance requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, the guidance eliminates the concept of a qualifying special-purpose entity. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated by the FASB to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this guidance by us on January 1, 2010, did not have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non–derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the purchase of products and services from foreign suppliers and changes in interest rates on our long–term debt.

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three months ended March 31, 2010 and 2009 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We did not have any borrowings under our working capital facility during the first three months of 2010. All of our other debt carries fixed interest rates.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Reserved

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

Date:   May 12, 2010