Form 10-Q
period 2010-06-30
SHERIDAN GROUP INC
filed 2010-08-11
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

There was 1 share of Common Stock outstanding as of August 11, 2010.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended June 30, 2010

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$14,422,273	$4,109,740
Accounts receivable, net of allowance for doubtful accounts of $2,744,546 and $2,055,569, respectively	25,436,325	29,382,142
Inventories, net	15,016,639	13,989,631
Other current assets	5,077,173	5,724,134
Refundable income taxes	-	179,473
Total current assets	59,952,410	53,385,120

Property, plant and equipment, net	112,203,043	117,757,008
Intangibles, net	32,867,528	33,566,535
Goodwill	40,979,426	40,979,426
Deferred financing costs, net	988,617	1,483,423
Other assets	1,653,620	1,828,173
Total assets	$248,644,644	$248,999,685

LIABILITIES

Current liabilities:
Accounts payable	$14,322,762	$14,621,067
Accrued expenses	16,563,574	17,698,876
Income taxes payable	14,118	-
Due to parent	933,711	121,044
Total current liabilities	31,834,165	32,440,987

Notes payable	142,936,347	142,948,652
Deferred income taxes and other liabilities	27,700,924	29,598,477
Total liabilities	202,471,436	204,988,116

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Additional paid-in capital	42,057,338	42,047,938
Retained earnings	4,115,870	1,963,631
Total stockholder's equity	46,173,208	44,011,569

Total liabilities and stockholder's equity	$248,644,644	$248,999,685

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$64,417,663	$70,701,866	$132,716,013	$147,677,784
Cost of sales	50,427,650	55,873,843	103,951,766	118,922,897
Gross profit	13,990,013	14,828,023	28,764,247	28,754,887
Selling and administrative expenses	8,603,797	9,483,726	17,986,776	18,787,892
Loss on disposition of fixed assets	5,109	7,064	38,452	13,599
Restructuring costs	5,553	6,942	77,921	154,908
Amortization of intangibles	349,503	365,439	699,007	738,845
Total operating expenses	8,963,962	9,863,171	18,802,156	19,695,244
Operating income	5,026,051	4,964,852	9,962,091	9,059,643
Other (income) expense:
Interest expense	3,962,874	4,430,212	7,911,687	9,086,338
Interest income	(12,036)	(19,122)	(24,898)	(32,443)
Gain on repurchase of notes payable	-	(1,783,095)	-	(1,783,095)
Other, net	197,846	(243,339)	160,526	(178,918)
Total other expense	4,148,684	2,384,656	8,047,315	7,091,882
Income before income taxes	877,367	2,580,196	1,914,776	1,967,761
Income tax provision (benefit)	271,577	773,820	(237,463)	904,193
Net income	$605,790	$1,806,376	$2,152,239	$1,063,568

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash flows provided by operating activities:
Net income	$2,152,239	$1,063,568
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,715,543	8,620,964
Amortization of intangible assets	699,007	738,845
Provision for doubtful accounts	722,188	124,200
Provision for inventory realizability and LIFO value	227,778	11,999
Stock-based compensation	9,400	8,800
Amortization of deferred financing costs and debt discount, included in interest expense	482,501	564,121
Deferred income tax (benefit) provision	(1,428,360)	1,203,064
Gain on repurchase of notes payable	-	(1,783,095)
Loss on disposition of fixed assets	38,452	13,599
Changes in operating assets and liabilities
Accounts receivable	3,223,629	5,319,936
Inventories	(1,254,786)	4,027,214
Other current assets	578,661	(21,243)
Refundable income taxes	179,473	196,479
Other assets	174,553	64,039
Accounts payable	(354,902)	(8,619,400)
Accrued expenses	(1,135,302)	(1,583,691)
Income taxes payable (including amount due to parent)	826,785	-
Other liabilities	(400,893)	(88,151)
Net cash provided by operating activities	13,455,966	9,861,248

Cash flows used in investing activities:
Purchases of property, plant and equipment	(3,173,959)	(4,355,967)
Proceeds from sale of fixed assets	30,526	676
Advances paid to parent company, net	-	(2,128,572)
Net cash used in investing activities	(3,143,433)	(6,483,863)

Cash flows used in financing activities:
Borrowing of working capital facility	-	22,431,000
Repayment of working capital facility	-	(22,431,000)
Repayment of long term debt	-	(3,125,000)
Payment of deferred financing costs in connection with long term debt	-	(155,318)
Dividends paid	-	(9,105,227)
Net cash used in financing activities	-	(12,385,545)

Net increase (decrease) in cash and cash equivalents	10,312,533	(9,008,160)

Cash and cash equivalents at beginning of period	4,109,740	16,396,628

Cash and cash equivalents at end of period	$14,422,273	$7,388,468

Non-cash investing and financing activities
Asset additions in accounts payable	$217,529	$502,819

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of June 30, 2010 and our results of operations for the three and six month periods ended June 30, 2010 and 2009 and our cash flows for the six month periods ended June 30, 2010 and 2009. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10–K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.	Inventory

Components of net inventories at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Work-in-process	$7,135,225	$7,367,236
Raw materials (principally paper)	8,154,298	6,895,279
	15,289,523	14,262,515
Excess of current costs over LIFO inventory value	(272,884)	(272,884)
Net inventory	$15,016,639	$13,989,631

3.	Notes Payable and Working Capital Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (the “2004 Notes”). The 2004 Notes have identical terms to the 2003 Notes. During the year ended December 31, 2009, we paid $15.0 million, which included $0.5 million of accrued interest, to repurchase 2003 Notes and 2004 Notes with a face value of $22.1 million. The carrying value of the 2003 Notes and the 2004 Notes was $142.9 million as of June 30, 2010 and December 31, 2009, respectively.

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

Concurrent with the offering of the 2003 Notes, we entered into a working capital facility agreement. The working capital facility was amended concurrent with the offering of the 2004 Notes and again on June 16, 2009. Terms of the working capital facility allow for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, or (c) the LIBOR rate plus a margin of 3.75%.  At our option, we can elect a LIBOR option for a specified period. Any such borrowings bear interest at the specified LIBOR rate plus a margin of 3.75%. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we have agreed to pay an annual fee of 3.875% on all letters of credit outstanding. The working capital facility is scheduled to mature on March 25, 2011. As of June 30, 2010 and December 31, 2009, we had no borrowings outstanding under the working capital facility. As of June 30, 2010, we had unused amounts available of $15.5 million and had $1.4 million in outstanding letters of credit under the working capital facility. The terms of the working capital facility prior to the June 16, 2009 amendment allowed for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test, which bore interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option. Additionally, we paid an annual commitment fee on the unused portion of the working capital facility at a rate of 0.35% and an annual fee of 1.875% on all letters of credit outstanding.

Borrowings and letters of credit under the working capital facility are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The working capital facility contains various covenants including provisions that restrict our ability to incur or prepay indebtedness, including the 2003 Notes and the 2004 Notes, or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes, depreciation and amortization (as defined in the working capital facility agreement). We have complied with all of the restrictive covenants as of June 30, 2010. In an event of default, all principal and interest due under the working capital facility may become immediately due and payable.

4.	Accrued Expenses

Accrued expenses as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Payroll and related expenses	$3,764,258	$3,639,665
Profit sharing accrual	354,056	476,151
Accrued interest	5,516,241	5,516,678
Customer prepayments	3,090,554	3,727,548
Self-insured health and workers' compensation accrual	1,810,838	1,933,529
Other	2,027,627	2,405,305
	$16,563,574	$17,698,876

5.	Business Segments

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

We had no customers that accounted for 10.0% or more of our net sales for the three and six month periods ended June 30, 2010 or the six month period ended June 30, 2009. We had one customer that accounted for 10.8% of our net sales for the three month period ended June 30, 2009. Net sales for this customer are reported in the Publications segment.

The following table provides segment information as of June 30, 2010 and 2009 and for the three and six month periods then ended:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(in thousands)

Net sales
Publications	$38,229	$42,875	$75,995	$86,263
Specialty catalogs	13,507	15,425	30,539	34,071
Books	12,682	12,403	26,184	27,345
Intersegment sales elimination	-	(1)	(2)	(1)
Consolidated total	$64,418	$70,702	$132,716	$147,678

Operating income
Publications	$5,370	$5,202	$9,074	$8,816
Specialty catalogs	(837)	135	(49)	171
Books	611	322	1,503	912
Corporate expenses	(118)	(694)	(566)	(839)
Consolidated total	$5,026	$4,965	$9,962	$9,060

	June 30,	December 31,
	2010	2009
Assets
Publications	$149,514	$146,047
Specialty catalogs	51,355	54,186
Books	45,610	46,173
Corporate	2,166	2,594
Consolidated total	$248,645	$249,000

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Total operating income (as shown above)	$5,026	$4,965	$9,962	$9,060

Interest expense	(3,963)	(4,430)	(7,912)	(9,086)
Interest income	12	19	25	32
Gain on repurchase of notes payable	-	1,783	-	1,783
Other, net	(198)	243	(160)	179
Income before income taxes	$877	$2,580	$1,915	$1,968

Index

6.	Income Taxes

We recorded income tax expense during the six month period ended June 30, 2010 based on a forecasted effective income tax rate for the year ending December 31, 2010 of approximately 27%. In the first quarter of 2010, a significant discrete adjustment to reduce income tax expense was recorded due to a change in the apportionment rules in the state of Maine which will result in a decrease in the income taxes we pay. We recorded income tax expense during the six months ended June 30, 2009 based on a forecasted effective income tax rate of approximately 35%. Approximately $0.2 million of discrete adjustments were recorded during the six months ended June 30, 2009, resulting in an effective income tax rate of 46%.

We file consolidated tax returns with TSG Holdings Corp. (“Parent”), our parent company, for Federal and certain state jurisdictions. We classify these current tax liabilities as “Due to parent” on the consolidated balance sheets.

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

Our financial instruments consist of long-term investments in marketable securities (held in trust for payment of non-qualified deferred compensation) and long-term debt. We are permitted to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have elected not to measure any financial assets or financial liabilities, including long-term debt, at fair value which were not previously required to be measured at fair value. We classify the investments in marketable securities within level 1 of the hierarchy since they are invested in publicly traded mutual funds with quoted market prices that are available in active markets. Investments in marketable securities are classified as “Other Assets” on the consolidated balance sheets and had a fair value of $1.5 million and $1.7 million at June 30, 2010 and December 31, 2009, respectively.

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

The loan owed by our Parent was satisfied by being netted against income tax obligations we owed to our Parent which is presented within “Due to parent” on the consolidated balance sheets.

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.4 million in such fees for the three and six month periods ended June 30, 2010, respectively and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2009, respectively.

9.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Index

10.	Restructuring and Other Exit Costs

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.1 million and $0.2 million of restructuring costs during the first six months of 2010 and 2009, respectively. The costs relate primarily to guaranteed severance payments and employee health benefits. We expect to record a minimal amount of additional restructuring costs during 2010 in connection with this consolidation.

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

Index

Three months ended June 30, 2010 and June 30, 2009:

					Percent of revenue
	Three months ended June 30,		Increase (decrease)		Three months ended June 30,
(in thousands)	2010	2009	Dollars	Percentage	2010	2009

Net sales
Publications	$38,229	$42,875	$(4,646)	(10.8%)	59.3%	60.7%
Specialty catalogs	13,507	15,425	(1,918)	(12.4%)	21.0%	21.8%
Books	12,682	12,403	279	2.2%	19.7%	17.5%
Intersegment sales elimination	-	(1)	1	nm	-	-
Total net sales	$64,418	$70,702	$(6,284)	(8.9%)	100.0%	100.0%

Cost of sales	50,428	55,874	(5,446)	(9.7%)	78.3%	79.0%

Gross profit	$13,990	$14,828	$(838)	(5.7%)	21.7%	21.0%

Selling and administrative expenses	$8,604	$9,484	$(880)	(9.3%)	13.4%	13.5%
Loss on sale of fixed assets	5	6	(1)	nm	-	-
Restructuring costs	6	7	(1)	nm	-	-
Amortization of intangibles	349	366	(17)	(4.6%)	0.5%	0.5%
Total operating expenses	$8,964	$9,863	$(899)	(9.1%)	13.9%	14.0%

Operating income
Publications	$5,370	$5,202	$168	3.2%	14.0%	12.1%
Specialty catalogs	(837)	135	(972)	nm	(6.2%)	0.9%
Books	611	322	289	89.8%	4.8%	2.6%
Corporate expenses	(118)	(694)	576	83.0%	nm	nm
Total operating income	$5,026	$4,965	$61	1.2%	7.8%	7.0%

Other (income) expense
Interest expense	$3,963	$4,430	$(467)	(10.5%)	6.2%	6.2%
Interest income	(12)	(19)	7	36.8%	-	-
Gain on repurchase of notes payable	-	(1,783)	1,783	nm	-	(2.5%)
Other, net	198	(243)	441	nm	0.3%	(0.3%)
Total other expense	$4,149	$2,385	$1,764	74.0%	6.5%	3.4%

Income before income taxes	877	2,580	(1,703)	(66.0%)	1.3%	3.6%

Income tax provision	271	773	(502)	(64.9%)	0.4%	1.0%

Net income	$606	$1,807	$(1,201)	(66.5%)	0.9%	2.6%

___________________
nm - not meaningful

Commentary:

Net sales for the second quarter of 2010 decreased $6.3 million or 8.9% versus the second quarter of 2009. Approximately one-half of the dollar sales decline is due to decreases in shipping and paper costs, which are passed on to our customers, due principally to lower volumes being produced by us. The lower volumes are due primarily to reductions in print run lengths resulting from the economic recession as well as the loss of work from certain customers due to pricing considerations. Net sales for the Publications segment decreased $4.7 million or 10.8% in the second quarter of 2010 compared to the same period a year ago due primarily to: (i) sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication (ii) loss of work from certain customers due to pricing considerations and (iii) the conversion from offset to digital printing for journals as publishers seek cost-effective methods for delivering content. Decreases in shipping and paper costs, which are passed on to our customers, accounted for more than 50% of the dollar sales decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $1.9 million or 12.4% in the second quarter of 2010 compared with the same period a year ago due primarily to a reduction in print quantities for catalogs in response to softer than expected retail sales along with the impact of lower paper costs, which accounted for approximately 40% of the sales dollar decline. Net sales for the Books segment increased $0.3 million or 2.2% in the second quarter of 2010 compared with the same period a year ago due primarily to higher paper costs, as a result of paper price increases and changes in product mix.

Gross profit for the second quarter of 2010 decreased by $0.8 million or 5.7% compared to the second quarter of 2009. Reductions in sales were only partially offset by reductions in staffing, benefits and operating lease costs as well as increased revenue from recyclable materials. Gross margin of 21.7% of net sales for the second quarter of 2010 reflected a 0.7 margin point increase versus the second quarter of 2009. The decline in gross profit was due primarily to reductions in sales which we were unable to offset by reductions in our cost structure, particularly in the Specialty Catalogs segment. Our gross margin improved due principally to lower pass through costs of freight and paper coupled with higher revenue from recyclable materials.

Index

Selling and administrative expenses for the second quarter of 2010 decreased $0.9 million or 9.3% versus the second quarter of 2009, due primarily to reductions in staffing costs (largely due to headcount reductions) coupled with a decrease in deferred compensation costs and the absence in the second quarter of 2010 of costs associated with renewing our working capital facility in the second quarter of 2009.

Operating income of $5.0 million for the second quarter of 2010 was virtually unchanged as compared to the second quarter of 2009. Publications operating income increased by $0.2 million in the second quarter of 2010 as compared to the second quarter of 2009 as the decrease in sales was more than offset by lower staffing, benefits, materials and operating lease costs coupled with increases in revenue from recyclable materials. Specialty Catalogs operating income decreased by $1.0 million in the second quarter of 2010 versus the second quarter a year ago due primarily to reductions in sales which outpaced reductions in our cost structure. Within our cost structure, increases in revenue from recyclable materials were offset by higher healthcare costs while staffing costs remained flat versus the same period last year. The Books segment increased operating income by $0.3 million in the second quarter of 2010 compared to the second quarter of 2009 due principally to lower staffing costs along with increased revenue from recyclable materials. A reduction in corporate expenses increased operating income by $0.6 million due primarily to a decrease in deferred compensation costs coupled with the absence in the second quarter of 2010 of costs associated with renewing our working capital facility in the second quarter of 2009.

Other expense of $4.2 million for the second quarter of 2010 represented a $1.8 million increase as compared to other expense of $2.4 million for the second quarter of 2009. This increase was due primarily to the absence in the second quarter of 2010 of the $1.8 million gain on the repurchases of notes payable that occurred during the second quarter of 2009.

Income before income taxes of $0.9 million for the second quarter of 2010 represented a $1.7 million decrease as compared to the same period last year. The decrease was due primarily to the absence in 2010 of the $1.8 million gain on the repurchases of notes payable that occurred during the second quarter of 2009.

We had an effective income tax rate of 31% for the second quarter of 2010 compared to 30% for the same period in 2009. We recorded income tax expense during the three month period ended June 30, 2010 based on a forecasted effective income tax rate for the year ending December 31, 2010 of approximately 27%. Certain discrete adjustments to increase income tax expense of less than $0.1 million were recorded during the three months ended June 30, 2010. The effective income tax rate of 30% for the three month period ended June 30, 2009, reflects the change in the forecasted effective income tax rate to 35% as of June 30, 2009 and certain discrete adjustments recorded during the quarter.

Net income of $0.6 million for the second quarter of 2010 represented a $1.2 million decrease as compared to net income of $1.8 million for the second quarter of 2009 due to the factors mentioned previously.

Index

Six months ended June 30, 2010 and June 30, 2009:

					Percent of revenue
	Six months ended June 30,		Increase (decrease)		Six months ended June 30,
(in thousands)	2010	2009	Dollars	Percentage	2010	2009

Net sales
Publications	$75,995	$86,263	$(10,268)	(11.9%)	57.3%	58.4%
Specialty catalogs	30,539	34,071	(3,532)	(10.4%)	23.0%	23.1%
Books	26,184	27,345	(1,161)	(4.2%)	19.7%	18.5%
Intersegment sales elimination	(2)	(1)	(1)	nm	-	-
Total net sales	$132,716	$147,678	$(14,962)	(10.1%)	100.0%	100.0%

Cost of sales	103,952	118,923	(14,971)	(12.6%)	78.3%	80.5%

Gross profit	$28,764	$28,755	$9	0.0%	21.7%	19.5%

Selling and administrative expenses	$17,987	$18,788	$(801)	(4.3%)	13.6%	12.7%
Loss on sale of fixed assets	38	13	25	nm	-	-
Restructuring costs	78	155	(77)	nm	0.1%	0.1%
Amortization of intangibles	699	739	(40)	(5.4%)	0.5%	0.5%
Total operating expenses	$18,802	$19,695	$(893)	(4.5%)	14.2%	13.3%

Operating income
Publications	$9,074	$8,816	$258	2.9%	11.9%	10.2%
Specialty catalogs	(49)	171	(220)	nm	(0.2%)	0.5%
Books	1,503	912	591	64.8%	5.7%	3.3%
Corporate expenses	(566)	(839)	273	32.5%	nm	nm
Total operating income	$9,962	$9,060	$902	10.0%	7.5%	6.2%

Other (income) expense
Interest expense	$7,912	$9,086	$(1,174)	(12.9%)	6.0%	6.2%
Interest income	(25)	(32)	7	21.9%	-	-
Gain on repurchase of notes payable	-	(1,783)	1,783	nm	-	(1.2%)
Other, net	160	(179)	339	nm	0.1%	(0.1%)
Total other expense	$8,047	$7,092	$955	13.5%	6.1%	4.9%

Income before income taxes	1,915	1,968	(53)	(2.7%)	1.4%	1.3%

Income tax (benefit) provision	(237)	904	(1,141)	nm	(0.2%)	0.6%

Net income	$2,152	$1,064	$1,088	102.3%	1.6%	0.7%

___________________
nm - not meaningful

Commentary:

Net sales for the first six months of 2010 decreased $15.0 million or 10.1% versus the first six months of 2009, with slightly more than one-half the dollar sales decline attributable to decreases in shipping and paper costs, which are passed on to our customers, due principally to lower volumes being produced by us. The lower volumes are due primarily to reductions in print run lengths resulting from the economic recession as well as the loss of work from certain customers due to pricing considerations. Net sales for the Publications segment decreased $10.3 million or 11.9% in the first six months of 2010 compared to the same period a year ago due primarily to: (i) sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication (ii) loss of work from certain customers due to pricing considerations and (iii) the conversion from offset to digital printing for journals as publishers seek cost-effective methods for delivering content. Decreases in shipping and paper costs, which are passed on to our customers, accounted for more than 50% of the dollar sales decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $3.5 million or 10.4% in the first six months of 2010 compared with the same period a year ago due primarily to the impact of lower paper costs, which accounted for more than one-half of the sales dollar decline coupled with a reduction in print quantities for catalogs in response to softer than expected retail sales. Net sales for the Books segment decreased $1.2 million or 4.2% in the first six months of 2010 compared with the same period a year ago due primarily to fewer titles being produced due to the economic recession as well as the loss of work from certain customers due to pricing considerations.

Index

Gross profit for the first six months of 2010 was virtually unchanged compared to the first six months of 2009. Reductions in sales were offset by lower staffing, benefit and operating lease costs coupled with higher revenue from recyclable materials.  Gross margin of 21.7% of net sales for the first six months of 2010 reflected a 2.2 margin point increase versus the first six months of 2009. We were able to increase our gross margin due principally to lower pass through costs of freight and paper coupled with higher revenue from recyclable materials.

Selling and administrative expenses for the first six months of 2010 decreased $0.8 million or 4.3% versus the first six months of 2009, due primarily to decreases in staffing costs (largely due to headcount reductions) coupled with the absence in the first six months of 2010 of costs associated with renewing our working capital facility in the first six months of 2009 partially offset by increases in bad debt expense.

Operating income of $10.0 million for the first six months of 2010 represented an increase of $0.9 million or 10.0% as compared to operating income of $9.1 million for the first six months of 2009. Reductions in operating lease, staffing and benefit costs and the absence of costs associated with renewing our working capital facility coupled with higher revenue from recyclable materials more than offset the impact of lower sales and an increase in the bad debt provision.  Publications operating income increased $0.3 million in the first six months of 2010 compared to the first six months of 2009 due principally to lower material, staffing and benefit costs partially offset by an increase in bad debt expense to recognize potential risk associated with specific customers. Increases in revenue from recyclable materials coupled with lower operating lease costs also contributed to the improvement. Specialty Catalogs operating income decreased $0.2 million in the first six months of 2010 versus the first six months a year ago due to reductions in sales which outpaced reductions in our cost structure. Lower utility, staffing and benefit costs along with increased revenue from recyclable materials helped to partially offset the impact of the lower sales and increases in other material costs. The Books segment increased operating income by $0.6 million or 64.8% in the first six months of 2010 compared to the first six months of 2009 as lower staffing and benefit costs coupled with increased revenue from recyclable materials more than offset the decrease in sales. A reduction in corporate expenses increased operating income by $0.3 million due primarily to the absence in the first six months of 2010 of costs associated with renewing our working capital facility in the first six months of 2009.

Other expense of $8.0 million for the first six months of 2010 represented a $0.9 million increase or 13.5% as compared to other expense of $7.1 million for the first six months of 2009. This increase was due primarily to the absence in the first six months of 2010 of the $1.8 million gain on the repurchases of notes payable that occurred during the same period of 2009 partially offset by a reduction in interest expense as a result of the notes payable repurchases.

Income before income taxes of $1.9 million for the first six months of 2010 was virtually unchanged as compared to the same period last year.

We recorded income tax expense during the six month period ended June 30, 2010 based on a forecasted effective income tax rate for the year ending December 31, 2010 of approximately 27%. In the first quarter of 2010 a significant discrete adjustment to reduce income tax expense was recorded due to a change in the apportionment rules in the state of Maine which will result in a decrease in the income taxes we pay. We recorded income tax expense during the six months ended June 30, 2009 based on a forecasted effective income tax rate of approximately 35%. Approximately $0.2 million of discrete adjustments were recorded during the six months ended June 30, 2009, resulting in an effective income tax rate of 46%.

Net income of $2.2 million for the first six months of 2010 represented a $1.1 million increase as compared to net income of $1.1 million for the first six months of 2009 due to the factors mentioned previously.

Liquidity and Capital Resources

We had cash of $14.4 million as of June 30, 2010 compared to $4.1 million as of December 31, 2009. During the first six months of 2010, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the senior secured notes.

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes, through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to our Parent, as we did in the first quarter of 2009, in accordance with the limitations outlined in our bond indenture and our working capital facility. We estimate that our capital expenditures for the remainder of 2010 will total about $11.0 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term liquidity needs. Our working capital facility is scheduled to terminate on March 25, 2011. We anticipate that we will be able to replace the current facility prior to its termination, but we cannot assure you that we will be able to do so.  If we are not able to replace our working capital facility on similar terms it could adversely impact our ability to fund our liquidity needs. Our 2003 Notes and 2004 Notes mature on August 15, 2011. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay these notes. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Index

Operating Activities

Net cash provided by operating activities was $13.5 million for the first six months of 2010 compared to $9.9 million for the first six months of 2009. This $3.6 million improvement was primarily due to favorable changes in working capital and other assets and liabilities that totaled $2.5 million and an increase in net income of $1.1 million.

Investing Activities

Net cash used in investing activities was $3.1 million for the first six months of 2010 compared to $6.5 million for the first six months of 2009. This $3.4 million decrease in cash used was primarily the result of lower capital spending coupled with the absence in the first six months of 2010 of the $2.1 million we advanced to our Parent during the same period in 2009, the majority of which was used to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius.

Financing Activities

There was no cash used in financing activities for the first six months of 2010 as compared to $12.4 million for the first six months of 2009. The $12.4 million used in the first six months of 2009 was primarily the result of the $9.1 million dividend paid to our Parent to enable it to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius and the $3.1 million we paid to repurchase our senior secured notes.

Indebtedness

As of June 30, 2010, we had total indebtedness of $142.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of June 30, 2010. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $14.6 million on an annual basis.

Our working capital facility provides for available credit of up to $20.0 million, subject to a borrowing base test, that we may repay and borrow until the March 25, 2011 maturity date. Actual available credit under the working capital facility fluctuates because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time and other limitations. Our working capital facility contains various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends. Our working capital facility prohibits us from repurchasing the 2003 Notes and the 2004 Notes unless certain conditions are met, including that the amount expended for note repurchases after May 25, 2009 may not exceed $20.0 million in the aggregate, and that immediately after each note repurchase, there must be at least $5.0 million available under the working capital facility. The working capital facility also requires us to satisfy an interest coverage ratio of at least 1.80 to 1.00 and to maintain EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”) of at least $33.0 million, both calculated for the period consisting of the four preceding consecutive fiscal quarters. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. For the twelve months ended June 30, 2010, our interest coverage ratio was 2.83 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $42.3 million. As of June 30, 2010, we had no borrowings outstanding under the working capital facility, had unused amounts available of $15.5 million and had $1.4 million in outstanding letters of credit.

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

Index

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the six month periods ended June 30, 2010 and 2009 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended June 30, 2010 includes the amounts presented in the following table as well as the amounts from the third and fourth quarters of 2009.

	Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$13,456	$9,861

Accounts receivable	(3,224)	(5,320)
Inventories	1,255	(4,027)
Other current assets	(579)	21
Refundable income taxes	(179)	(196)
Other assets	(175)	(64)
Accounts payable	355	8,619
Accrued expenses	1,135	1,584
Income taxes payable	(827)	-
Other liabilities	401	88
Provision for doubtful accounts	(722)	(124)
Deferred income tax benefit (provision)	1,428	(1,203)
Provision for inventory realizability and LIFO value	(228)	(12)
Loss on disposition of fixed assets, net	(38)	(14)
Income tax provision	(237)	904
Cash interest expense	7,429	8,522
Management fees	393	445
Non cash adjustments:
(Increase) decrease in market value of investments	(4)	(40)
Amortization of prepaid lease costs	2	43
Loss on disposition of fixed assets	51	14
Interest income	(25)	(32)
Restructuring costs	78	155
Bank fees for abandoned line of credit renewal	-	203

Working Capital Facility EBITDA	$19,745	$19,427

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

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of June 30, 2010:

	Remaining Payments Due by Period
			2011 to	2013 to	2015 and
	Total	2010	2012	2014	beyond
(in thousands)

Long term debt, including interest (1)	$164,872	$7,324	$157,548	$-	$-
Operating leases	5,587	1,693	3,671	222	1
Purchase obligations (2)	1,940	1,746	179	15	-
Other long-term obligations (3)	391	76	302	13	-

Total (4)	$172,790	$10,839	$161,700	$250	$1
_____________________

(1)	Includes the $142.9 million aggregate principal amount due on the 2003 Notes and the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011.

Index

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At June 30, 2010, we have recognized approximately $1.8 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At June 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three and six months ended June 30, 2010 and 2009 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We did not have any borrowings under our working capital facility during the first six months of 2010. All of our other debt carries fixed interest rates.

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

Date:   August 11, 2010