Form 10-Q
period 2010-09-30
SHERIDAN GROUP INC
filed 2010-11-10
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

There was 1 share of Common Stock outstanding as of November 10, 2010.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended September 30, 2010

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$12,389,043	$4,109,740
Accounts receivable, net of allowance for doubtful accounts of $2,136,746 and $2,054,076, respectively	28,673,869	29,382,142
Inventories, net	14,745,408	13,989,631
Other current assets	5,457,013	5,724,134
Refundable income taxes	42,230	179,473
Total current assets	61,307,563	53,385,120

Property, plant and equipment, net	107,837,674	117,757,008
Intangibles, net	32,518,024	33,566,535
Goodwill	40,979,426	40,979,426
Deferred financing costs, net	749,718	1,483,423
Other assets	1,778,147	1,828,173

Total assets	$245,170,552	$248,999,685

LIABILITIES

Current liabilities:
Accounts payable	$15,292,368	$14,621,067
Accrued expenses	13,903,691	17,698,876
Current portion of notes payable	142,930,085	-
Due to parent	647,841	121,044
Total current liabilities	172,773,985	32,440,987

Notes payable	-	142,948,652
Deferred income taxes and other liabilities	27,418,379	29,598,477
Total liabilities	200,192,364	204,988,116

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Additional paid-in capital	42,068,108	42,047,938
Retained earnings	2,910,080	1,963,631
Total stockholder's equity	44,978,188	44,011,569

Total liabilities and stockholder's equity	$245,170,552	$248,999,685

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$67,867,423	$73,340,611	$200,583,436	$221,018,395
Cost of sales	56,532,805	57,753,708	160,484,571	176,676,605
Gross profit	11,334,618	15,586,903	40,098,865	44,341,790
Selling and administrative expenses	8,915,649	9,074,061	26,902,425	27,861,953
Loss (gain) on disposition of fixed assets	63,179	(11,149)	101,631	2,450
Restructuring costs	414	-	78,335	154,908
Amortization of intangibles	349,504	349,504	1,048,511	1,088,349
Total operating expenses	9,328,746	9,412,416	28,130,902	29,107,660
Operating income	2,005,872	6,174,487	11,967,963	15,234,130
Other (income) expense:
Interest expense	3,939,891	4,178,743	11,851,578	13,265,081
Interest income	(18,442)	(18,949)	(43,340)	(51,392)
Gain on repurchase of notes payable	-	(5,410,811)	-	(7,193,906)
Other, net	(54,804)	(218,518)	105,722	(397,436)
Total other (income) expense	3,866,645	(1,469,535)	11,913,960	5,622,347
(Loss) income before income taxes	(1,860,773)	7,644,022	54,003	9,611,783
Income tax (benefit) provision	(654,984)	2,437,457	(892,446)	3,341,650
Net (loss) income	$(1,205,789)	$5,206,565	$946,449	$6,270,133

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash flows provided by operating activities:
Net income	$946,449	$6,270,133
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	15,265,447	12,920,045
Amortization of intangible assets	1,048,511	1,088,349
Provision for doubtful accounts	736,468	322,711
Provision for inventory realizability and LIFO value	243,997	78,712
Stock-based compensation	17,200	13,200
Amortization of deferred financing costs and debt discount, included in interest expense	715,138	606,515
Deferred income tax benefit	(1,637,693)	(35,877)
Gain on repurchase of notes payable	-	(7,193,906)
Loss on disposition of fixed assets	101,631	2,450
Changes in operating assets and liabilities
Accounts receivable	(28,195)	2,459,729
Inventories	(999,774)	4,325,395
Other current assets	192,542	(682,387)
Refundable income taxes	95,013	2,934,809
Other assets	50,026	151,459
Accounts payable	436,946	(6,565,260)
Accrued expenses	(3,795,185)	(7,458,629)
Income taxes payable (including amount due to parent)	569,027	982,609
Other liabilities	(467,826)	(164,687)
Net cash provided by operating activities	13,489,722	10,055,370

Cash flows used in investing activities:
Purchases of property, plant and equipment	(5,244,715)	(5,673,470)
Proceeds from sale of fixed assets	31,326	14,476
Advances paid to parent company, net	-	(2,216,941)
Net cash used in investing activities	(5,213,389)	(7,875,935)

Cash flows provided by (used in) financing activities:
Borrowing of working capital facility	-	39,657,209
Repayment of working capital facility	-	(33,931,000)
Repayment of long term debt	-	(14,539,500)
Payment of deferred financing costs in connection with long term debt	-	(259,851)
Proceeds from capital contribution from parent company	2,970	-
Dividends paid	-	(9,105,227)
Net cash provided by (used in) financing activities	2,970	(18,178,369)

Net increase (decrease) in cash and cash equivalents	8,279,303	(15,998,934)

Cash and cash equivalents at beginning of period	4,109,740	16,396,628

Cash and cash equivalents at end of period	$12,389,043	$397,694

Non-cash investing and financing activities
Asset additions in accounts payable	$395,287	$215,412

The accompanying notes are an integral part of the consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of September 30, 2010 and our results of operations for the three and nine month periods ended September 30, 2010 and 2009 and our cash flows for the nine month periods ended September 30, 2010 and 2009. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10–K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.	Liquidity

All of our outstanding debt matures on August 15, 2011, with a balance due at maturity of $142.9 million. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations to repay the notes. We intend to refinance the notes prior to their maturity but we cannot assure you that we will be able to do so. Additionally, our working capital facility, for which we had no borrowings outstanding as of September 30, 2010, is scheduled to terminate on March 25, 2011. We anticipate that we will be able to replace the current facility prior to its termination, but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business, and other factors that may be beyond our control. If we fail to refinance the notes and working capital facility this would have a material adverse impact on our business, assets and ability to fund our liquidity needs.

Index

3.	Inventory

Components of net inventories at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Work-in-process	$6,760,294	$7,367,236
Raw materials (principally paper)	8,257,998	6,895,279
	15,018,292	14,262,515
Excess of current costs over LIFO inventory value	(272,884)	(272,884)
Net inventory	$14,745,408	$13,989,631

4.	Notes Payable and Working Capital Facility

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (the “2004 Notes”). The 2004 Notes have identical terms to the 2003 Notes. During the year ended December 31, 2009, we paid $15.0 million, which included $0.5 million of accrued interest, to repurchase 2003 Notes and 2004 Notes with a face value of $22.1 million. The carrying value of the 2003 Notes and the 2004 Notes was $142.9 million as of September 30, 2010 and December 31, 2009, respectively. The 2003 Notes and 2004 Notes are shown as current liabilities on the September 30, 2010 balance sheet since their maturity date is in less than one year.

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

Concurrent with the offering of the 2003 Notes, we entered into a working capital facility agreement. The working capital facility was amended concurrent with the offering of the 2004 Notes and again on June 16, 2009. Terms of the working capital facility allow for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, or (c) the LIBOR rate plus a margin of 3.75%.  At our option, we can elect a LIBOR option for a specified period. Any such borrowings bear interest at the specified LIBOR rate plus a margin of 3.75%. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we have agreed to pay an annual fee of 3.875% on all letters of credit outstanding. The working capital facility is scheduled to mature on March 25, 2011. As of September 30, 2010 and December 31, 2009, we had no borrowings outstanding under the working capital facility. As of September 30, 2010, we had unused amounts available of $17.9 million and had $1.3 million in outstanding letters of credit under the working capital facility. The terms of the working capital facility prior to the June 16, 2009 amendment allowed for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test, which bore interest at the bank’s base rate or the LIBOR rate plus a margin of 1.75% at our option. Additionally, we paid an annual commitment fee on the unused portion of the working capital facility at a rate of 0.35% and an annual fee of 1.875% on all letters of credit outstanding.

Borrowings and letters of credit under the working capital facility are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The working capital facility contains various covenants including provisions that restrict our ability to incur or prepay indebtedness, including the 2003 Notes and the 2004 Notes, or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes, depreciation and amortization (as defined in the working capital facility agreement). We have complied with all of the restrictive covenants as of September 30, 2010. In an event of default, all principal and interest due under the working capital facility may become immediately due and payable.

Index

5.	Accrued Expenses

Accrued expenses as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Payroll and related expenses	$4,664,902	$3,639,665
Profit sharing accrual	350,517	476,151
Accrued interest	1,854,726	5,516,678
Customer prepayments	3,503,082	3,727,548
Self-insured health and workers' compensation accrual	1,599,914	1,933,529
Other	1,930,550	2,405,305
	$13,903,691	$17,698,876

6.	Business Segments

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

We had no customers that accounted for 10.0% or more of our net sales for the three and nine month periods ended September 30, 2010 and 2009.

The following table provides segment information as of September 30, 2010 and 2009 and for the three and nine month periods then ended:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
(in thousands)

Net sales
Publications	$36,302	$40,326	$112,297	$126,588
Specialty catalogs	16,154	17,770	46,693	51,841
Books	15,413	15,259	41,597	42,604
Intersegment sales elimination	(2)	(14)	(4)	(15)
Consolidated total	$67,867	$73,341	$200,583	$221,018

Operating income
Publications	$1,449	$4,712	$10,523	$13,528
Specialty catalogs	(516)	524	(565)	695
Books	1,419	1,620	2,922	2,532
Corporate expenses	(346)	(682)	(912)	(1,521)
Consolidated total	$2,006	$6,174	$11,968	$15,234

	September 30,	December 31,
	2010	2009
Assets
Publications	$143,633	$146,047
Specialty catalogs	52,327	54,186
Books	46,424	46,173
Corporate	2,787	2,594
Consolidated total	$245,171	$249,000

Index

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Total operating income (as shown above)	$2,006	$6,174	$11,968	$15,234

Interest expense	(3,940)	(4,179)	(11,852)	(13,265)
Interest income	18	19	43	51
Gain on repurchase of notes payable	-	5,411	-	7,194
Other, net	55	219	(105)	398

(Loss) income before income taxes	$(1,861)	$7,644	$54	$9,612

7.	Income Taxes

Although we generated income before income taxes of $0.1 million for the first nine months of 2010, we recorded an income tax benefit during that same period. The income tax benefit was the result of the impact of certain discrete adjustments of approximately $0.9 million (most of which were recorded in the first quarter of 2010), in relation to our modest income before income taxes for the first nine months of 2010. The discrete adjustments which reduced income tax expense included: (i) a change in the apportionment rules in the state of Maine which will result in a decrease in the income taxes we pay and (ii) a reduction in our accrual for uncertain tax positions due to an audit settlement with a state tax authority. Additionally, the impact of the permanent differences (primarily tax deductible goodwill) reduced the forecasted effective tax rate as of September 30, 2010 to approximately 8%. We recorded income tax expense during the nine months ended September 30, 2009 based on a forecasted effective income tax rate of approximately 35%.

We file consolidated tax returns with TSG Holdings Corp. (“Parent”), our parent company, for Federal and certain state jurisdictions. We classify these current tax liabilities as “Due to parent” on the consolidated balance sheets.

8.	Fair Value Measurements

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

Our financial instruments consist of long-term investments in marketable securities (held in trust for payment of non-qualified deferred compensation) and long-term debt. We are permitted to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have elected not to measure any financial assets or financial liabilities, including long-term debt, at fair value which were not previously required to be measured at fair value. We classify the investments in marketable securities within level 1 of the hierarchy since they are invested in publicly traded mutual funds with quoted market prices that are available in active markets. Investments in marketable securities are classified as “Other Assets” on the consolidated balance sheets and had a fair value of $1.5 million and $1.7 million at September 30, 2010 and December 31, 2009, respectively.

We believe that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of our publicly traded debt, based on quoted market prices, was approximately $141.6 million and $133.4 million at September 30, 2010 and December 31, 2009, respectively.

Index

9.	Related Party Transactions

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

We have a 10–year management agreement with our principal equity sponsors, expiring in August of 2013, under which an annual management fee is payable equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out–of–pocket expenses. We expensed $0.2 million and $0.6 million in such fees for the three and nine month periods ended September 30, 2010, respectively and $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2009, respectively.

10.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

11.	Restructuring and Other Exit Costs

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.1 million and $0.2 million of restructuring costs during the first nine months of 2010 and 2009, respectively. The costs relate primarily to guaranteed severance payments and employee health benefits. We do not expect to record any additional restructuring costs during 2010 in connection with this consolidation.

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

Forward–Looking Statements

This Quarterly Report on Form 10–Q includes “forward–looking statements.”  Forward–looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

·
our liquidity and capital resources, including our ability to refinance our senior secured notes (which mature on August 15, 2011) and our working capital facility (which is scheduled to terminate on March 25, 2011);

·	competitive pressures and trends in the printing industry;

·	prevailing interest rates;

·	legal proceedings and regulatory matters;

·	general economic conditions;

·	the liquidity and capital resources of our customers and potential customers;

·	predictions of net sales, expenses or other financial items;

Index

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

Refer to the “Liquidity and Capital Resources” section for a further discussion of the 2003 Notes and the 2004 Notes, including their upcoming maturity.

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

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. The tables should be read in conjunction with the commentary that follows them.

Three months ended September 30, 2010 and September 30, 2009:

					Percent of revenue
	Three months ended September 30,		Increase (decrease)		Three months ended September 30,
(in thousands)	2010	2009	Dollars	Percentage	2010	2009

Net sales
Publications	$36,302	$40,326	$(4,024)	(10.0%)	53.5%	55.0%
Specialty catalogs	16,154	17,770	(1,616)	(9.1%)	23.8%	24.2%
Books	15,413	15,259	154	1.0%	22.7%	20.8%
Intersegment sales elimination	(2)	(14)	12	nm	-	-
Total net sales	$67,867	$73,341	$(5,474)	(7.5%)	100.0%	100.0%

Cost of sales	56,532	57,754	(1,222)	(2.1%)	83.3%	78.7%

Gross profit	$11,335	$15,587	$(4,252)	(27.3%)	16.7%	21.3%

Selling and administrative expenses	$8,915	$9,074	$(159)	(1.8%)	13.1%	12.4%
Loss on sale of fixed assets	64	(11)	75	nm	0.1%	-
Restructuring costs	-	-	-	nm	-	-
Amortization of intangibles	350	350	-	-	0.5%	0.5%
Total operating expenses	$9,329	$9,413	$(84)	(0.9%)	13.7%	12.9%

Operating income
Publications	$1,449	$4,712	$(3,263)	(69.2%)	4.0%	11.7%
Specialty catalogs	(516)	524	(1,040)	nm	(3.2%)	2.9%
Books	1,419	1,620	(201)	(12.4%)	9.2%	10.6%
Corporate expenses	(346)	(682)	336	49.3%	nm	nm
Total operating income	$2,006	$6,174	$(4,168)	(67.5%)	3.0%	8.4%

Other (income) expense
Interest expense	$3,940	$4,179	$(239)	(5.7%)	5.8%	5.7%
Interest income	(18)	(19)	1	5.3%	-	-
Gain on repurchase of notes payable	-	(5,411)	5,411	nm	-	(7.4%)
Other, net	(55)	(219)	164	nm	(0.1%)	(0.3%)
Total other (income) expense	$3,867	$(1,470)	$5,337	nm	5.7%	(2.0%)

(Loss) income before income taxes	(1,861)	7,644	(9,505)	nm	(2.7%)	10.4%

Income tax (benefit) provision	(655)	2,437	(3,092)	nm	(1.0%)	3.3%

Net (loss) income	$(1,206)	$5,207	$(6,413)	nm	(1.7%)	7.1%
___________________
nm - not meaningful

Index

Commentary:

Net sales for the third quarter of 2010 decreased $5.5 million or 7.5% versus the third quarter of 2009. Just under one-third of the dollar sales decline is due to decreases in shipping and paper costs, which are passed on to our customers, due principally to lower volumes being produced by us. The lower volumes are due primarily to reductions in print run lengths resulting from the economic recession as well as the loss of work from certain customers due to pricing considerations. Net sales for the Publications segment decreased $4.0 million or 10.0% in the third quarter of 2010 compared to the same period a year ago due primarily to: (i) loss of journal work from certain customers due to pricing considerations; (ii) sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication; and (iii) the conversion from offset to digital printing for journals as publishers seek cost-effective methods for delivering content. Decreases in shipping and paper costs, which are passed on to our customers, accounted for about 50% of the dollar sales decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $1.6 million or 9.1% in the third quarter of 2010 compared with the same period a year ago due primarily to a reduction in print quantities for catalogs in response to softer than expected retail sales along with the impact of lower paper costs, which accounted for approximately one-third of the sales dollar decline. Net sales for the Books segment increased $0.2 million or 1.0% in the third quarter of 2010 compared with the same period a year ago due solely to higher paper sales, as a result of paper price increases and changes in product mix, which were largely offset by fewer titles being produced coupled with the loss of work from certain customers due to pricing considerations.

Gross profit for the third quarter of 2010 decreased by $4.3 million or 27.3% compared to the third quarter of 2009. Gross margin of 16.7% of net sales for the third quarter of 2010 reflected a 4.6 margin point decrease versus the third quarter of 2009. A one-time charge of $2.3 million for depreciation expense in connection with the write down of the value of a printing press that was removed from service accounted for slightly more than one-half of the gross profit decline and approximately three-quarters of the margin point decrease. Additionally, reductions in sales were partially offset by reductions in staffing, materials and operating lease costs as well as increased revenue from recyclable materials.

Selling and administrative expenses for the third quarter of 2010 decreased by $0.2 million due in large part to lower bad debt expense and professional fees versus year ago, partially offset by increases in sales staffing and higher healthcare costs.

Operating income for the third quarter of 2010 decreased $4.2 million or 67.5% compared to the third quarter of 2009. The impact of the $2.3 million one-time charge for depreciation expense, mentioned above, accounted for slightly more than one-half of the decrease in operating income. The remainder of the decrease was due to lower sales only partially offset by cost reductions. Operating income in the Publications segment for the third quarter of 2010 decreased by $3.3 million as compared to the third quarter of 2009 due primarily to the $2.3 million one-time charge for depreciation expense. Additionally, the decrease in sales and higher healthcare costs were only partially offset by lower staffing, materials and operating lease costs coupled with increases in revenue from recyclable materials. Specialty Catalogs realized an operating loss of $0.5 million in the third quarter of 2010 which was a $1.0 million reduction versus operating income in the year ago period due primarily to reductions in sales which outpaced reductions in our cost structure. Within our cost structure, decreases in materials costs and increased revenue from recyclable materials were partially offset by higher healthcare costs while staffing costs remained flat versus the same period last year. In the Books segment, operating income decreased by $0.2 million in the third quarter of 2010 compared to the third quarter of 2009 as net sales, excluding paper pass through costs, declined and were only partially offset by reductions in benefits, materials and equipment maintenance costs along with increased revenue from recyclable materials. A reduction in corporate expenses increased operating income by $0.3 million versus the year ago period due primarily to a decrease in deferred compensation costs coupled with lower fees for professional services.

Other expense was $3.9 million during the third quarter of 2010 as compared to other income of $1.5 million during the third quarter of 2009. This change was due primarily to the absence in the third quarter of 2010 of the $5.4 million gain on the repurchases of notes payable that occurred during the third quarter of 2009.

We realized a loss before income taxes of $1.9 million during the third quarter of 2010 as compared to income before income taxes of $7.6 million during the same period last year. This change was due primarily to the absence in 2010 of the $5.4 million gain on the repurchases of notes payable that occurred during the third quarter of 2009, as well as the $2.3 million one-time charge for depreciation expense in 2010.

We had an effective income tax rate of 35.2% for the third quarter of 2010 compared to 31.9% for the same period in 2009.  The variance in rates is due primarily to the difference in discrete items recorded during the respective quarters.

The net loss of $1.2 million for the third quarter of 2010 represented a $6.4 million decrease as compared to net income of $5.2 million for the third quarter of 2009 due to the factors mentioned previously.

Index

Nine months ended September 30, 2010 and September 30, 2009:

					Percent of revenue
	Nine months ended September 30,		Increase (decrease)		Nine months ended September 30,
(in thousands)	2010	2009	Dollars	Percentage	2010	2009

Net sales
Publications	$112,297	$126,588	$(14,291)	(11.3%)	56.0%	57.3%
Specialty catalogs	46,693	51,841	(5,148)	(9.9%)	23.3%	23.4%
Books	41,597	42,604	(1,007)	(2.4%)	20.7%	19.3%
Intersegment sales elimination	(4)	(15)	11	nm	-	-
Total net sales	$200,583	$221,018	$(20,435)	(9.2%)	100.0%	100.0%

Cost of sales	160,484	176,676	(16,192)	(9.2%)	80.0%	79.9%

Gross profit	$40,099	$44,342	$(4,243)	(9.6%)	20.0%	20.1%

Selling and administrative expenses	$26,902	$27,862	$(960)	(3.4%)	13.4%	12.6%
Loss on sale of fixed assets	102	2	100	nm	0.1%	-
Restructuring costs	78	155	(77)	(49.7%)	-	0.1%
Amortization of intangibles	1,049	1,089	(40)	(3.7%)	0.5%	0.5%
Total operating expenses	$28,131	$29,108	$(977)	(3.4%)	14.0%	13.2%

Operating income
Publications	$10,523	$13,528	$(3,005)	(22.2%)	9.4%	10.7%
Specialty catalogs	(565)	695	(1,260)	nm	(1.2%)	1.3%
Books	2,922	2,532	390	15.4%	7.0%	5.9%
Corporate expenses	(912)	(1,521)	609	40.0%	nm	nm
Total operating income	$11,968	$15,234	$(3,266)	(21.4%)	6.0%	6.9%

Other (income) expense
Interest expense	$11,852	$13,265	$(1,413)	(10.7%)	5.9%	6.0%
Interest income	(43)	(51)	8	15.7%	-	-
Gain on repurchase of notes payable	-	(7,194)	7,194	nm	-	(3.2%)
Other, net	105	(398)	503	nm	0.1%	(0.2%)
Total other expense	$11,914	$5,622	$6,292	111.9%	6.0%	2.6%

Income before income taxes	54	9,612	(9,558)	(99.4%)	-	4.3%

Income tax (benefit) provision	(892)	3,342	(4,234)	nm	(0.5%)	1.5%

Net income	$946	$6,270	$(5,324)	(84.9%)	0.5%	2.8%
___________________
nm - not meaningful

Commentary:

Net sales for the first nine months of 2010 decreased $20.4 million or 9.2% versus the first nine months of 2009, with slightly less than one-half the dollar sales decline attributable to decreases in shipping and paper costs, which are passed on to our customers, due principally to lower volumes being produced by us. The lower volumes are due primarily to reductions in print run lengths resulting from the economic recession as well as the loss of work from certain customers due to pricing considerations. Net sales for the Publications segment decreased $14.3 million or 11.3% in the first nine months of 2010 compared to the same period a year ago due primarily to: (i) loss of journal work from certain customers due to pricing considerations; (ii) sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication; and (iii) the conversion from offset to digital printing for journals as publishers seek cost-effective methods for delivering content. Decreases in shipping and paper costs, which are passed on to our customers, accounted for slightly more than 50% of the dollar sales decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $5.1 million or 9.9% in the first nine months of 2010 compared with the same period a year ago due primarily to the impact of lower paper costs, which accounted for about one-half of the sales dollar decline coupled with a reduction in print quantities for catalogs in response to softer than expected retail sales. Net sales for the Books segment decreased $1.0 million or 2.4% in the first nine months of 2010 compared with the same period a year ago due primarily to fewer titles being produced due to the economic recession as well as the loss of work from certain customers due to pricing considerations, which were partially offset by higher paper pass through costs due to price increases and product mix changes.

Index

Gross profit for the first nine months of 2010 decreased $4.2 million compared to the first nine months of 2009. A one-time charge of $2.3 million for depreciation expense in connection with the write down of the value of a printing press that was removed from service accounted for slightly more than one-half of the gross profit decline. Additionally, we were not able to adjust our cost structure in line with the reduction in sales. Gross margin of 20.0% of net sales for the first nine months of 2010 reflected a 0.1 margin point decrease versus the first nine months of 2009 due primarily to the 1.1 margin point reduction associated with the one-time depreciation charge.

Selling and administrative expenses for the first nine months of 2010 decreased $1.0 million or 3.4% versus the first nine months of 2009, due primarily to decreases in staffing costs (largely due to headcount reductions) coupled with the non-recurrence in the first nine months of 2010 of costs associated with renewing our working capital facility in the first nine months of 2009, partially offset by an increase in bad debt expense.

Operating income of $12.0 million for the first nine months of 2010 represented a decrease of $3.2 million or 21.4% as compared to operating income of $15.2 million for the first nine months of 2009. The impact of the $2.3 million one-time charge for depreciation expense, mentioned above, accounted for slightly more than two-thirds of the decrease in operating income. The remainder of the decrease was due to lower sales only partially offset by cost reductions. Publications operating income decreased $3.0 million in the first nine months of 2010 compared to the first nine months of 2009 due primarily to the $2.3 million one-time charge for depreciation expense. Additionally, a decrease in sales and an increase in bad debt expense to recognize potential risk associated with specific customers, partially offset by lower staffing, benefits, materials and operating lease costs coupled with increases in revenue from recyclable materials accounted for the remainder of the decline. Specialty Catalogs realized an operating loss of $0.6 million during the first nine months of 2010 as compared to operating income of $0.7 million during the first nine months a year ago due to reductions in sales which outpaced reductions in our cost structure. Lower staffing, benefit and utility costs along with increased revenue from recyclable materials helped to partially offset the impact of the lower sales. The Books segment increased operating income by $0.4 million in the first nine months of 2010 compared to the first nine months of 2009 as lower staffing and benefit costs coupled with increased revenue from recyclable materials more than offset the decrease in sales. A reduction in corporate expenses increased operating income by $0.6 million due primarily to the absence in 2010 of costs associated with renewing our working capital facility in the first nine months of 2009 coupled with a decrease in deferred compensation costs.

Other expense of $11.9 million for the first nine months of 2010 represented a $6.3 million increase as compared to other expense of $5.6 million for the first nine months of 2009. This increase was due primarily to the absence in the first nine months of 2010 of the $7.2 million gain on the repurchases of notes payable that occurred during the same period of 2009, partially offset by a corresponding reduction in interest expense. Additionally, although there was an increase in the market value of investments held in the deferred compensation plan during the first nine months of 2010, it was about $0.3 million lower than the increase in the same period last year.

Income before income taxes of $0.1 million for the first nine months of 2010 represented a $9.6 million decrease as compared to the same period last year. This change was due primarily to the absence in 2010 of the $7.2 million gain on the repurchases of notes payable that occurred during the same period of 2009, as well as the $2.3 million one-time charge for depreciation expense in 2010.

Although we generated income before income taxes of $0.1 million for the first nine months of 2010, we recorded an income tax benefit during that same period. The income tax benefit was the result of the impact of certain discrete adjustments of approximately $0.9 million (most of which were recorded in the first quarter of 2010), in relation to our modest income before income taxes for the first nine months of 2010. The discrete adjustments which reduced income tax expense included: (i) a change in the apportionment rules in the state of Maine which will result in a decrease in the income taxes we pay and (ii) a reduction in our accrual for uncertain tax positions due to an audit settlement with a state tax authority. Additionally, the impact of the permanent differences (primarily tax deductible goodwill) reduced the forecasted effective tax rate as of September 30, 2010 to approximately 8%. We recorded income tax expense during the nine months ended September 30, 2009 based on a forecasted effective income tax rate of approximately 35%.

Net income of $0.9 million for the first nine months of 2010 represented a $5.4 million decrease as compared to net income of $6.3 million for the first nine months of 2009 due to the factors mentioned previously.

Liquidity and Capital Resources

We had cash of $12.4 million as of September 30, 2010 compared to $4.1 million as of December 31, 2009. During the first nine months of 2010, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the senior secured notes.

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time seek to purchase or retire our outstanding debt, including the 2003 Notes and 2004 Notes, through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to our Parent, as we did in the first quarter of 2009, in accordance with the limitations outlined in our bond indenture and our working capital facility. We estimate that our capital expenditures for the remainder of 2010 will total about $8.5 million.

Index

Our working capital facility is scheduled to terminate on March 25, 2011. We anticipate that we will be able to replace the current facility prior to its termination, but we cannot assure you that we will be able to do so. If we are not able to replace our working capital facility on similar terms, it could adversely impact our ability to fund our liquidity needs.  Our 2003 Notes and 2004 Notes mature on August 15, 2011. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations to repay these notes. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business, and other factors that may be beyond our control. If we fail to refinance the notes this would have a material adverse impact on our business, assets and ability to fund our liquidity needs.

We are subject to liquidity risk, which is the potential that we will be unable to meet our obligations as they become due or capitalize on growth opportunities as they arise because of an inability to liquidate assets, or obtain adequate funding on a timely basis at a reasonable cost and within acceptable risk tolerances. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the printing industry in general, including a decrease in the level of our business activity due to a market downturn or the insufficient access to liquidity. If we do not have sufficient liquidity to comply with the terms of the working capital facility and the 2003 and 2004 Notes, we could be in default under those agreements, and the debt under those instruments, together with the accrued interest, could then be declared immediately due and payable.

To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. If our cash flow and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are required to take any such actions, it could have a material adverse effect on our business, financial condition, and results of operations. In addition, we cannot assure that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

Operating Activities

Net cash provided by operating activities was $13.5 million for the first nine months of 2010 compared to $10.1 million for the first nine months of 2009, an increase of $3.4 million. Although net income decreased by $5.3 million during the first nine months of 2010 as compared to the same period last year, most of the decrease was due to an increase in non-cash charges. The increase in these non-cash charges, which included depreciation, amortization, provisions for bad debt and inventory reserves and the absence during 2010 of the gain on the repurchase of notes payable that occurred during the same period in 2009 was partially offset by the increase in the deferred income tax benefit, which accounts for the year over year increase in net cash provided by operating activities.

Investing Activities

Net cash used in investing activities was $5.2 million for the first nine months of 2010 compared to $7.9 million for the first nine months of 2009. This $2.7 million decrease in cash used was primarily the result of lower capital spending coupled with the absence in the first nine months of 2010 of the $2.2 million we advanced to our Parent during the same period in 2009, the majority of which was used to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius.

Financing Activities

There was minimal cash provided by financing activities for the first nine months of 2010 as compared to $18.2 million used in financing activities for the first nine months of 2009. The $18.2 million used in the first nine months of 2009 was primarily the result of the $9.1 million dividend paid to our Parent to enable it to repurchase its capital stock resulting in the complete divestiture of its interest in Euradius and the $14.5 million we paid to repurchase our senior secured notes, partially offset by $5.7 million borrowed under our working capital facility.

Index

Indebtedness

As of September 30, 2010, we had total indebtedness of $142.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of September 30, 2010. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $14.6 million on an annual basis.

Our working capital facility provides for available credit of up to $20.0 million, subject to a borrowing base test, that we may repay and borrow until the March 25, 2011 maturity date. Actual available credit under the working capital facility fluctuates because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time and other limitations. Our working capital facility contains various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends. Our working capital facility prohibits us from repurchasing the 2003 Notes and the 2004 Notes unless certain conditions are met, including that the amount expended for note repurchases after May 25, 2009 may not exceed $20.0 million in the aggregate, and that immediately after each note repurchase, there must be at least $5.0 million available under the working capital facility. The working capital facility also requires us to satisfy an interest coverage ratio of at least 1.80 to 1.00 and to maintain EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as “WCF EBITDA”) of at least $33.0 million, both calculated for the period consisting of the four preceding consecutive fiscal quarters. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. For the twelve months ended September 30, 2010, our interest coverage ratio was 2.71 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $40.1 million. As of September 30, 2010, we had no borrowings outstanding under the working capital facility, had unused amounts available of $17.9 million and had $1.3 million in outstanding letters of credit.

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

The following table provides a reconciliation of WCF EBITDA to cash flows from operating activities for the nine month periods ended September 30, 2010 and 2009 (in thousands). The financial covenants under our working capital facility, as noted above, are based upon a rolling twelve months. Therefore, WCF EBITDA for the twelve months ended September 30, 2010 includes the amounts presented in the following table as well as the amounts from the fourth quarter of 2009.

Index

	Nine Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$13,490	$10,055

Accounts receivable	28	(2,460)
Inventories	1,000	(4,325)
Other current assets	(193)	682
Refundable income taxes	(95)	(2,935)
Other assets	(50)	(151)
Accounts payable	(437)	6,565
Accrued expenses	3,795	7,459
Income taxes payable	(569)	(983)
Other liabilities	468	165
Provision for doubtful accounts	(736)	(323)
Deferred income tax benefit	1,638	36
Provision for inventory realizability and LIFO value	(244)	(79)
Loss on disposition of fixed assets, net	(102)	(2)
Income tax (benefit) provision	(892)	3,342
Cash interest expense	11,136	12,658
Management fees	577	673
Non cash adjustments:
Increase in market value of investments	(18)	(73)
Amortization of prepaid lease costs	2	65
Loss on disposition of fixed assets	115	15
Interest income	(43)	(51)
Restructuring costs	78	155
Bank fees for abandoned line of credit renewal	-	308

Working Capital Facility EBITDA	$28,948	$30,796

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

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of September 30, 2010:

	Remaining Payments Due by Period
			2011 to	2013 to	2015 and
	Total	2010	2012	2014	beyond
(in thousands)

Long term debt, including interest (1)	$157,548	$-	$157,548	$-	$-
Operating leases	4,733	826	3,684	222	1
Purchase obligations (2)	12,547	7,576	4,956	15	-
Other long-term obligations (3)	353	38	302	13	-

Total (4)	$175,181	$8,440	$166,490	$250	$1

_____________________

(1)	Includes the $142.9 million aggregate principal amount due on the 2003 Notes and the 2004 Notes plus interest at 10.25% payable semi-annually through August 15, 2011.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

Index

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At September 30, 2010, we have recognized approximately $1.7 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three and nine months ended September 30, 2010 and 2009 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We did not have any borrowings under our working capital facility during the first nine months of 2010. All of our other debt carries fixed interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10.42	First Amendment to the Employment and Non-Competition Agreement, dated as of April 1, 2007, between The Sheridan Group, Inc. and Douglas R. Ehmann.

10.43	First Amendment to the Employment and Non-Competition Agreement, dated as of April 1, 2007, between The Sheridan Group, Inc. and Gary J. Kittredge.

10.44	First Amendment to the Employment and Non-Competition Agreement, dated as of April 1, 2007, between The Sheridan Group, Inc. and G. Paul Bozuwa.

10.45	First Amendment to the Employment and Non-Competition Agreement, dated as of April 1, 2007, between The Sheridan Group, Inc. and John A. Saxton.

10.46	First Amendment to the Employment and Non-Competition Agreement, dated as of April 1, 2007, between The Sheridan Group, Inc. and Joan B. Davidson.

10.47	First Amendment to the Employment and Non-Competition Agreement, dated as of April 1, 2007, between The Sheridan Group, Inc. and Patricia A. Stricker.

10.48	First Amendment to the Employment and Non-Competition Agreement, dated as of April 1, 2007, between The Sheridan Group, Inc. and Robert M. Jakobe.

10.49	Second Amendment to the Employment and Non-Competition Agreement, dated as of August 31, 2010, between The Sheridan Group, Inc. and Douglas R. Ehmann.

10.50	Second Amendment to the Employment and Non-Competition Agreement, dated as of August 31, 2010, between The Sheridan Group, Inc. and Gary J. Kittredge.

10.51	Second Amendment to the Employment and Non-Competition Agreement, dated as of August 31, 2010, between The Sheridan Group, Inc. and G. Paul Bozuwa.

10.52	Second Amendment to the Employment and Non-Competition Agreement, dated as of August 31, 2010, between The Sheridan Group, Inc. and John A. Saxton.

10.53	Second Amendment to the Employment and Non-Competition Agreement, dated as of August 31, 2010, between The Sheridan Group, Inc. and Joan B. Davidson.

10.54	Second Amendment to the Employment and Non-Competition Agreement, dated as of August 31, 2010, between The Sheridan Group, Inc. and Patricia A. Stricker.

10.55	Second Amendment to the Employment and Non-Competition Agreement, dated as of August 31, 2010, between The Sheridan Group, Inc. and Robert M. Jakobe.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

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

Date:   November 10, 2010