Form 10-K
period 2010-12-31
SHERIDAN GROUP INC
filed 2011-03-30
CIK 1056035

Use these links to rapidly review the document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period From to .

Commission File Number: 333-110441

THE SHERIDAN GROUP, INC.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1659314 (I.R.S. employer identification number)

11311 McCormick Road, Suite 260
Hunt Valley, Maryland 21031-1437
(Address of principal executive offices and zip code)

(410) 785-7277
(Registrant's telephone number, including area code)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        None of the Registrant's common stock is held by non-affiliates of the Registrant.

        There was 1 share of the Registrant's Common Stock outstanding as of March 29, 2011.

THE SHERIDAN GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes "forward-looking statements." Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "likely," "may," "plan," "predict," "project," "should," "will," "would" or words or phrases of similar meaning. They may relate to, among other things:

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

        Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements, might cause us to modify our plans or objectives, may affect our ability to pay timely amounts due under our notes and/or may affect the value of our notes. These risks and uncertainties may include, but are not limited to, those discussed in Part I, Item 1A, "Risk Factors." New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Given these risks and uncertainties, we urge you to read this Annual Report on Form 10-K completely with the understanding that actual future results may be materially different from what we plan or expect. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We will not update these forward-looking statements even if our situation changes in the future.

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine and book markets. We believe that we enjoy strong and long-standing relationships with our customers, which include publishers, catalog merchants, associations and university presses. We provide a wide range of printing services and value-added support services that supplement the core printing operations such as page composition, electronic copy-editing, digital proofing, electronic publishing systems, subscriber services, digital media distribution, custom publishing and back issue fulfillment. We are focused on short production runs for small to medium sized customers who rely heavily on our world class prepress operations to prepare, edit and publish content for electronic or printed distribution. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company. We operate in three business segments: Publications, Specialty Catalogs and Books. For the year ended December 31, 2010, we generated net sales of $266.2 million, operating income of $9.4 million and a net loss of $5.9 million.

As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

History

        We trace our roots back to The Sheridan Press, the predecessor of which was founded in 1915. We entered the short-run journal market in 1980, targeting the printing of scientific, technical, medical and scholarly journals for publishers. The Sheridan Group, Inc. was formed in 1988 to complete the acquisition of Braun-Brumfield, Inc., a short-run book printer located in Michigan. In 1994, we entered the specialty magazine market with the acquisition of United Litho, Inc., a printer of specialty magazines serving the Washington, D.C. metro area. In conjunction with our recapitalization in 1998, we acquired Dartmouth Printing Company, a specialty magazine printer in New Hampshire, and Capital City Press ("CCP"), a journal printer in Vermont. In 1999, we acquired BookCrafters, Inc., a short-run book printer in Chelsea, Michigan and consolidated it with Braun-Brumfield to form Sheridan Books, Inc. In 2004, we acquired The Dingley Press (the "Dingley Acquisition"), a specialty catalog printer in Maine. In 2006, we shut down the operations of CCP and consolidated the production of short-run journals at The Sheridan Press. Currently, we are comprised of six specialty printing companies operating in the domestic scientific, technical, medical and scholarly journal, specialty catalog, short-run book and specialty magazine markets: The Sheridan Press in Pennsylvania; Sheridan Books in Michigan; Dartmouth Printing Company in New Hampshire; United Litho in Virginia; Dartmouth Journal Services in Vermont; and The Dingley Press in Maine. During the first quarter of 2011, we announced the shutdown of the operations of United Litho and the consolidation of the production of specialty magazines at Dartmouth Printing Company. We anticipate that the shutdown and consolidation will be completed by the fourth quarter of 2011.

Printing Services

        Our printing services include transferring content onto printing plates in pre-press, printing the content on press, binding the printed pages into the finished product and distributing the finished product to either the customer or the ultimate end user. Pre-press processes, which include digital techniques, as well as computer-to-plate technology, are critical front-end elements of our printing services which ready the content for printing on our presses. Sheet-fed and web presses are used, depending on run length, to produce the printed product. We also offer ultra-short-run printing services for books and journals. During 2008, we launched a new product offering to digitally print books and journals on demand. We utilize three types of binding techniques for the printed product: perfect binding, saddle stitching and case binding. The product is then labeled and packaged prior to mailing. The majority of journals and magazines are mailed to the subscribers; the remainders are shipped to the publisher. All of our books are shipped in cases to the customer. Catalogs are drop-shipped to various locations throughout the U.S. and placed into the mail stream close to the recipient.

Technology Services

        We continue to develop new services and solutions to help our customers and prospects thrive in the evolving printing industry. Through our extensive experience as a journal printer supporting the sophisticated technology requirements of journal publishers and our deep understanding of our customers' needs, we believe we are well positioned to bring innovative technology-based services and solutions to the journal, book, magazine, and catalog market segments. In order to accelerate our technology development, we have added technology resources throughout the organization and increased spending on software development. The result of these efforts includes the introduction of on-demand digital printing, custom publishing, interactive content for mobile applications and electronic content warehousing. We process significant amounts of our customers' intellectual property and play a critical role in helping customers meet demands for electronic and printed media.

Value-Added Support Services

        In addition to providing printing services to our customers, we offer a full range of value-added support services. While sales of these services constitute a relatively small percentage of total revenues, they are critical to meeting the customer's needs. These services are highly customized for each customer's specifications and logistics requirements. Examples of the value-added support services we provide are page composition, electronic copy-editing, digital proofing, electronic publishing systems, subscriber services, digital media distribution, custom publishing and back issue fulfillment.

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

        The following table presents the percentage of net sales contributed by each segment during the past three fiscal years.

Net sales %	2010	2009	2008
Publications	56	57	54
Specialty Catalogs	23	23	27
Books	21	20	19

Total	100	100	100

        Our net sales attributable to customers in the United States were $261.1 million, $287.5 million and $343.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our net sales attributable to customers in foreign countries were $5.1 million, $5.8 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additional financial information about our segments is set forth in Note 17 to our consolidated financial statements set forth in Part II, Item 8 of this report.

Assets by Segment

        The following table presents the total assets by segment for each of the fiscal years ended December 31, 2010, 2009 and 2008:

(Dollars in thousands)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Assets
Publications	$140,566	$146,047	$165,194
Specialty catalogs	51,669	54,186	65,403
Books	46,519	46,173	51,386
Corporate	2,757	2,594	3,114

Consolidated total	$241,511	$249,000	$285,097

Publications

        The Publications segment provides products and services for journals and specialty magazines to publishers, university presses and associations.

Journals

        The journal market includes journals for the scientific, technical, medical and scholarly communities. We compete in both the short-run and medium-run portions of the journal market. We define short-run journals as journals produced on sheet-fed and digital presses with typical production runs of less than 5,000. We consider medium-run journals to be journals with production runs between 5,000 and 100,000 copies. Medium-run journals are typically produced on web presses due to economies of scale versus sheet-fed presses. Publishers, associations and university presses comprise the customers in the journals market. In 2010, we printed over 2,500 journal titles.

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

Specialty Magazines

        We characterize specialty magazines as magazines having production runs of less than 100,000 copies. Our customers in this market are publishers and associations. Specialty magazines also have a high level of repeat business due to the periodic nature of the publications. This is largely a regional market defined by proximity to the customer. In 2010, we printed about 380 magazine titles.

        We produce short-run magazines with average run lengths of about 25,000 copies. The majority of these magazines are printed in four-color. The magazines are bound using the saddle-stitching and perfect binding techniques. The magazines are produced in frequencies that range from weekly to annually. These magazines are produced on web presses. Although specialty magazine customers do not require composition services, they do demand high levels of customer service focused on distribution and mailing services, where managing the customer's subscriber database is critical to customer satisfaction.

Specialty Catalogs

        We entered the specialty catalog segment in 2004 with our purchase of The Dingley Press. We characterize Specialty Catalogs as catalogs distributed by specialty catalog merchant companies, which are often smaller entrepreneurial firms with high service requirements. We produce catalogs with run lengths between 50,000 and 8,500,000 copies, most of which are printed in four-color and are bound using the saddle stitching technique. Multiple versions of each catalog are distributed during the year requiring high levels of customer service and extensive distribution services. In 2010, we printed about 160 catalog titles.

Books

        We print books for publishers, associations and university presses. Sales to this market include both the initial printing of titles and subsequent reprints. In 2010, we printed over 9,100 book titles.

        We produce books in run lengths that average about 2,100 copies and range from 100 to 10,000 copies. The majority of these books are black and white. Books are produced on both sheet-fed and web presses. In 2010, about 61% of our books had soft covers (perfect bound) and about 39% had hard covers (case bound).

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

Customers

        We benefit from a highly diversified customer base. The majority of our business comes from publishers, followed by catalog merchants, associations and university presses. The average length of our relationship with our top 50 customers is approximately 16 years. During 2010, 2009 and 2008, we had no customer that accounted for more than 10% of our net sales.

Sales and Marketing

        We have developed a knowledgeable and experienced sales management team, which has successfully cultivated and maintained strong relationships with customers across the U.S. Our products are sold through internal direct sales professionals and a dedicated network of sales representatives. Across all of our companies, external representatives augment an internal customer service and sales staff, providing our customers with multiple touch points. Our sales representatives are paid a commission based on sales volume growth targets.

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

Employees

        We had approximately 1,450 employees as of December 31, 2010. We focus heavily on fostering enthusiastic and positive cultures at each of our locations, evidenced by the fact that we have been recognized with numerous "Best Workplace in America" awards presented by Printing Industries of America. In addition, we closely monitor our employees' level of job satisfaction with comprehensive surveys on a regular basis. Management believes our compensation and benefits packages are competitive within the industry and local markets.

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

ITEM 1A.    RISK FACTORS

Risk Factors

Senior Secured Notes Maturing—Our senior secured notes mature on August 15, 2011. We do not have sufficient funds to repay our senior secured notes and may not be able to refinance them prior to their maturity.

        We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay our senior secured notes, which mature on August 15, 2011. In order to enable us to meet our debt repayment obligations, we are currently seeking to refinance our senior secured notes. There can be no assurance that we will be able to do so on terms and conditions satisfactory to us within the period needed to meet our repayment obligations. Our ability to refinance senior secured notes on commercially reasonable terms may be materially and adversely impacted by the current credit market conditions and our financial condition. The uncertainty associated with our ability to repay the outstanding debt raises substantial doubt about our ability to continue as a going concern. If we were unable to continue as a going concern, we would need to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our debt obligations as they come due.

Working Capital Facility Maturing—Although we anticipate that we will be able to refinance our working capital facility prior to its termination on May 25, 2011, there can be no assurance that we will be able to do so.

        Our working capital facility is scheduled to terminate on May 25, 2011. As of December 31, 2010 we had no borrowings outstanding under our working capital facility, although we have borrowed under the facility from time to time in the past. We anticipate that we will be able to replace the current facility prior to its termination, but there can be no assurances that we will be able to do so on similar terms or at all. If we are not able to replace our working capital facility on similar terms it could adversely impact our ability to fund our liquidity needs.

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

        We have a significant amount of indebtedness. On December 31, 2010, we had total indebtedness of approximately $142.9 million.

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

Customer Concentration—The increase in business from a top customer may make our net sales and profitability more sensitive to the loss of such a customer's business.

        During 2010 we did not derive more than 10% of our net sales from any single customer. However, we derived a significant portion of our net sales from our ten largest customers. In the future, an increase in business from a large customer could result in net sales to that customer comprising more than 10% of our total net sales. We cannot assure you that our large customers will continue to use our printing services. The loss of any of our large customers could cause our net sales and profitability to decline materially.

Our financial results could be negatively impacted by impairments of goodwill and other long-lived assets.

        On an annual basis or as circumstances dictate, we review goodwill and other long-lived assets, consisting primarily of property, plant and equipment and identified intangibles subject to amortization, and evaluate events or other developments that may indicate impairment in the carrying amount. A decline in profitability at one of our reporting units could result in non-cash impairment charges. Any impairment charge could have a significant negative effect on our reported results of operations. In the fourth quarter of 2010, due primarily to the longer and more sustained deterioration of the magazine business through the fourth quarter of 2010, and the unlikely prospect of a meaningful recovery in the near term, our assessment indicated that goodwill at Dartmouth Printing Company was fully impaired, resulting in a non-cash charge of $7.0 million. Also, in the fourth quarter of 2008, as the result of a decline in profitability at United Litho, Inc. and The Dingley Press, Inc., due to the downturn in the economic environment, our assessment indicated that goodwill and certain other intangibles were fully impaired at such entities. This resulted in a non-cash charge of $3.4 million and $2.2 million for goodwill and customer relationship assets, respectively.

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

        Our journals, magazines and catalogs are mailed, either by us or our customers, to subscribers. As a result, an increase in postal rates may cause our customers to decrease the size and number of their publications. Although we generally have not experienced significant decreases in mailings in the past due to postal rate increases, we cannot assure you that such a decrease will not occur in the future or will not potentially adversely affect the financial results of our business. In addition, the U.S. Postmaster General has proposed reducing the delivery of mail from six days to five days per week. If this change is adopted we cannot assure you how our customers will react and whether or not this will adversely affect the financial results of our business.

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

Economic Conditions—Current and future economic conditions could adversely affect our business and financial performance.

        Our operating results and performance are impacted by general economic conditions, both domestic and abroad. The printing industry realized a significant contraction between 2008 and 2010 due to the severity of the most recent recession. The current global economic downturn and credit crisis may continue to negatively and materially affect demand for our products and services and our financial performance. Examples of how our business and financial performance may continue to be adversely affected by current and future economic conditions include:

  •
  increased price competition resulting in lower sales, profitability and cash flow;

  •
  deterioration in the financial condition of our customers resulting in reduced orders, an inability to collect receivables, payment delays or customer bankruptcy;

  •
  increased risk of insolvency of financial institutions, which may limit our liquidity in the future or adversely affect our ability to use or refinance our senior secured notes and working capital facility;

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

        We use various materials in our operations which contain substances considered hazardous or toxic under environmental laws. In addition, our operations are subject to federal, state and local environmental laws and regulations relating to, among other things, air emissions, waste generation, handling, management and disposal, waste water treatment and discharge and remediation of soil and groundwater contamination. Permits are required for the operation of certain of our businesses, and these permits are subject to renewal, modification and, in some circumstances, revocation. Our operations also generate wastes which are disposed of off-site. Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA," commonly referred to as "Superfund") and similar state laws and regulations, we may be liable for costs and damages relating to soil and groundwater contamination at these off-site disposal locations, or at our own facilities. In the past, such matters have not had a material impact on our business or operations. We are not currently aware of any environmental matters that are likely to have a material adverse effect on our business, financial condition, results of operations and cash flow. However, we cannot assure you that such matters will not have such an impact on us. Furthermore, future changes to environmental laws and regulations may give rise to additional costs or liabilities that could have a material adverse impact on us.

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

        Our success and ability to compete depend, in part, upon our technology. Among our significant assets are our proprietary information and intellectual property rights. We rely on a combination of copyright and trademark laws, confidentiality procedures and contractual provisions and other intellectual property safeguards to protect these assets. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that our legal remedies would adequately compensate us for the damages caused by unauthorized use. In addition, licenses for a number of software products have been granted to us. Some of these licenses, individually and in the aggregate, are material to our business. Although we believe that the risk that we will lose any material license is remote, any loss could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

        The integration of newly acquired businesses will require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of management's attention from our ongoing business concerns.

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

        As a result of their stock ownership of TSG Holdings Corp., our parent, Bruckmann, Rosser, Sherrill & Co., L.L.C. ("BRS"), Jefferies Capital Partners ("JCP") and their respective affiliates together beneficially own about 84.6% of TSG Holdings Corp.'s outstanding capital stock. By virtue of the ownership interests of these funds and affiliates and the terms of our securities holders' agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of the funds managed by BRS and JCP and their respective affiliates may differ from the interests of our noteholders and the lenders under our working capital facility, and, as such, BRS and JCP may take actions which may not be in the interest of such noteholders and lenders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of our noteholders and the lenders under our working capital facility. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders and the lenders under our working capital facility.

Effectiveness of our internal controls—Failure to comply with the Sarbanes-Oxley Act could impact our business.

        There can be no assurance that the periodic evaluation of our internal controls required by the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies. Failure to comply may have consequences for our business. These consequences could include increased risks of financial statement misstatements, investigations or sanctions by regulatory authorities, such as the SEC, and negative capital market reactions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We operate a network of 12 manufacturing, warehousing and office facilities located throughout the East Coast and Midwest that occupy, in total, about 1.1 million square feet. We maintain approximately 1.0 million square feet of production space consisting of manufacturing and publication services. We own about 85% of the square footage we use. The following table provides an overview of our manufacturing, warehousing and office facilities.

Location	Function(s)	Ownership Structure		Total Size (Sq. Feet)
Hunt Valley, MD	Corporate Headquarters	Leased		8,340
Hanover, PA	Manufacturing (Publications)	Owned	(1)	172,250
Chelsea, MI	Manufacturing (Books)	Owned	(1)	160,569
Hanover, NH	Manufacturing (Publications)	Owned	(1)	147,830
Ashburn, VA	Manufacturing (Publications)	Owned	(1)	70,159
Lisbon, ME	Manufacturing (Specialty catalogs)	Owned	(1)	276,787
Ann Arbor, MI	Manufacturing and Distribution (Books)	Owned	(1)	124,726
Hanover, PA	Warehousing (Publications)	Leased		70,000
Orford, NH	Warehousing (Publications)	Leased		4,330
Waterbury, VT	Publication Services (Publications)	Leased		13,000
Lewiston, ME	Warehousing (Specialty catalogs)	Leased		68,286
Lisbon, ME	Warehousing (Specialty catalogs)	Leased		3,200
		Total		1,119,477

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

        On February 3, 2011, we entered into a contract to sell the Ashburn, Virginia facility as a result of the consolidation of this business. Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions. The closing is scheduled for October 31, 2011.

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

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        We are wholly-owned by TSG Holdings Corp, a privately owned corporation. There is no public trading market for our equity securities or for those of TSG Holdings Corp. As of March 29, 2011, there were 34 holders of TSG Holdings Corp. common stock.

        Our working capital facility contains customary restrictions on our ability and the ability of certain of our subsidiaries to declare or pay any dividends or repurchase stock. The indenture governing our 10.25% Senior Secured Notes due 2011 also contains customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends or repurchase stock. For further information related to the payment of dividends, see the discussion contained in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Information with respect to shares of common stock that may be issued under our equity compensation plans is set forth in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statement of operations and balance sheet data for all periods presented is derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K or in annual reports on Form 10-K for prior years on file with the Commission.

(Dollars in thousands)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Statement of Income Data:
Net sales	$266,188	$293,349	$348,027	$344,240	$337,540
Gross profit	53,677	60,401	66,647	70,050	65,376
Selling and administrative expenses	35,799	37,115	42,175	41,746	40,339
Operating income	9,392	21,390	12,757	26,308	5,489
Net (loss) income	(5,941)	8,217	(5,872)	4,847	(8,343)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$13,717	$4,110	$16,397	$20,517	$7,800
Property, plant and equipment, net	112,044	117,757	127,064	126,709	129,666
Total assets	241,511	249,000	285,097	298,968	291,567
Total debt	142,924	142,949	164,946	164,930	164,915
Total stockholder's equity	38,099	44,012	44,882	50,845	46,688
Other Financial Data:
Depreciation and amortization	$20,864	$18,674	$18,400	$17,834	$18,991
Capital expenditures	13,671	9,654	17,597	15,158	26,296

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See "Special Note Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" for a discussion of some of the risks that could affect us in the future.

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

Acquisition transactions

        On August 21, 2003, TSG Holdings Corp ("Holdings" or our "Parent") purchased 100% of the outstanding capital stock of The Sheridan Group, Inc. from its existing stockholders (the "Sheridan Acquisition") for total cash consideration of $142.0 million less net debt (as defined in the stock purchase agreement), resulting in cash of $79.9 million being paid to the selling stockholders. The accounting purchase price was $186.6 million, which was comprised of the $79.9 million of cash paid to the selling stockholders, $51.4 million of assumed liabilities and $55.3 million of refinanced debt. We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $105.0 million aggregate principal amount of our 10.25% Senior Secured Notes due 2011 (the "2003 Notes") and equity investments in Holdings.

        On May 25, 2004, The Sheridan Group, Inc., through a newly formed subsidiary, purchased substantially all of the assets and business of The Dingley Press (the "Dingley Acquisition"). The accounting purchase price was $95.4 million, which was comprised of cash paid of $65.5 million, $26.0 million of assumed liabilities and $3.9 million of financing costs. We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $60.0 million aggregate principal amount of our 10.25% Senior Secured Notes due 2011 (the "2004 Notes"), available cash and equity investments in Holdings. The 2003 Notes and the 2004 Notes are fully and unconditionally guaranteed on a joint and several basis by all of our subsidiaries.

Restructuring costs and facility shutdown

        In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.3 million of restructuring costs during 2009. The costs relate primarily to guaranteed severance payments and employee health benefits. We recorded an additional $0.1 million of restructuring costs in connection with this consolidation during 2010.

        Due to continued adverse trends in the specialty magazine business as a result of the weak economy, our Board of Directors, on January 19, 2011, approved a restructuring plan to consolidate all specialty magazine printing operations into one site. We will consolidate the printing of specialty magazines at Dartmouth Printing Company in Hanover, New Hampshire and close the

United Litho, Inc. facility in Ashburn, Virginia. Approximately 80 positions will be eliminated as a result of the closure. It is expected that approximately 20 employees in the Customer Service and Sales areas will be retained by Dartmouth Printing Company.

        Charges related to this restructuring will be recorded as the plan is implemented. We estimate approximately $2.2 million ($1.3 million after tax) of restructuring charges resulting in future cash expenditures will be incurred, including $1.5 million of charges related to severance and other personnel costs and $0.7 million of other exit costs. We expect to record these costs in 2011.

        On February 3, 2011, we entered into a contract to sell the Ashburn, Virginia facility for $4.2 million. Sales commissions, transfer taxes, fees and other closing costs are expected to reduce the net proceeds to approximately $3.9 million which should result in a negligible gain. Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions. The purchaser under the contract may, in its sole discretion in accordance with the terms of the agreement, terminate the agreement to purchase the facility prior to the expiration of a 75-day due diligence period. Additionally, after such period, the purchaser may elect not to consummate the transaction by forfeiting its deposit of approximately $0.4 million. The closing is scheduled for October 31, 2011.

        We estimate that we will incur non-cash charges of $1.6 million in 2011 associated with the accelerated amortization of the United Litho trade name which is reflected in the estimated future amortization expense as disclosed in Note 6 of our financial statements.

        We also expect that we will incur non-cash charges of approximately $3.0 million associated with the accelerated depreciation of equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell.

Critical Accounting Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and the differences could be material. We consider the following accounting policies to be critical policies which involve various estimation processes:

  •
  Allowance for doubtful accounts;

  •
  Goodwill and other long-lived assets;

  •
  Income taxes; and

  •
  Self-insurance.

  Allowance for Doubtful Accounts

        Our policy with respect to trade accounts receivable is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. The process to estimate the collectibility of our trade accounts receivable balances consists of two steps. First, we evaluate specific accounts for which we have information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy). In these cases, using our judgment based on available facts and circumstances, we record a specific allowance for that customer against the receivable to reflect the amount we expect to ultimately collect. Second, we then establish an additional reserve for all customers based on a range of percentages applied to aging categories, based on management's best estimate. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

  Goodwill and Other Long-Lived Assets

        On an annual basis or as circumstances dictate, we review goodwill and evaluate events or other developments that may indicate impairment in the carrying amount. We test goodwill for impairment using the two-step process as prescribed by the appropriate guidance. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment is then measured in the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for each reporting unit. To determine the implied fair value of goodwill, we make a hypothetical allocation of the reporting unit's estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit.

        The determination of the fair value of our reporting units and the allocation of fair value to assets and liabilities within the reporting units requires management to make significant estimates and assumptions. We derive an estimate of fair values for each of our reporting units using a combination of an income approach and appropriate market approaches, each based on an applicable weighting. We assess the applicable weighting based on such factors as current market conditions and the quality and reliability of the data. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit's fair value. Fair value computed by these methods is arrived at using a number of factors, including projected future operating results, anticipated future cash flows, effective income tax rates, comparable marketplace data within a suitable industry grouping, control premiums appropriate for acquisitions in our industry and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair value of our reporting units. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, customer relationships, trade names, technology and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.

        Due primarily to the longer and more sustained deterioration of the magazine business through the fourth quarter of 2010, and the unlikely prospect of a meaningful recovery in the near term, the December 31, 2010 assessment indicated that goodwill related to our Dartmouth Printing Company reporting unit, a component of the Publications segment, was fully impaired resulting in a write-down of goodwill totaling $7.0 million which was recorded during the fourth quarter of 2010. The fair values of our remaining reporting units for goodwill impairment purposes were substantially in excess of their carrying values as of December 31, 2010. No impairments were noted for any of our reporting units as a result of these tests performed on December 31, 2009. The December 31, 2008 assessment indicated that goodwill related to our United Litho, Inc. reporting unit, a component of the Publications segment, was fully impaired resulting in a write-down of goodwill totaling $3.4 million. At December 31, 2010, we had $34.0 million in goodwill. While significant judgment is required, we believe that our estimates of fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for goodwill, which could materially affect the value of goodwill and our results of operations.

        We review other long-lived assets, consisting primarily of property, plant and equipment and identified intangibles subject to amortization, for impairment by analyzing the future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of the long-lived assets, including goodwill, may not be recoverable. As a result of the impairment analysis performed in 2008 for United Litho, Inc. (a component of the Publications segment) and The Dingley Press, Inc. (our Specialty Catalogs segment), we concluded that the carrying value of the customer relationship assets exceeded their fair value. Therefore, during 2008, we recorded an impairment charge of $2.0 million and $0.2 million for the customer relationship assets of United Litho, Inc. and The Dingley Press, Inc., respectively. We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2010 and 2009. While significant judgment is required, we believe that our estimates of future undiscounted cash flows are reasonable. However, should our assumptions change in future years, estimates of undiscounted cash flows could change, which could affect our conclusions regarding the recoverability of long-lived assets and could materially affect the value of long-lived assets and our results of operations.

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

        We recognize liabilities for uncertain tax positions when it is more likely than not that the position will be sustained upon examination by tax authorities, including resolutions of any related appeals or litigation processes, based on the technical merits. Although we believe our estimates are reasonable, the final outcome of uncertain tax positions may be different from what is reflected in our consolidated financial statements. We adjust our uncertain tax positions based on changes in circumstances that would cause a change to the liability, upon settlement of the position or upon the expiration of the statute of limitations during the period in which such events occur.

        We recognize interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.4 million and penalties of $0.3 million as of December 31, 2010. Interest and penalties in the amount of $0.1 million were expensed during the years ended December 31, 2010, 2009 and 2008, respectively. Interest and penalties will continue to accrue on certain issues in 2010 and forward.

  Self-Insurance

        We are self-insured for healthcare and workers' compensation costs. We seek to mitigate the risk related to our ultimate claims exposure under these self-insurance arrangements through the purchase of various levels of individual and aggregate claims stop-loss insurance coverage with third-party insurers. We periodically review health insurance and workers' compensation claims outstanding and estimates of incurred but not reported claims with our third-party claims administrators and adjust our reserves for self-insurance risk accordingly. Provisions for medical and workers' compensation claims are based on estimates, which are subject to differing financial outcomes based upon the nature and severity of those claims. As a result, additional reserves may be required in future periods.

Results of Operations

        The periods presented in this Form 10-K are reported on a comparable basis. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Inc., Dartmouth Printing Company, Dartmouth Journal Services, Inc. and United Litho, Inc. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books, Inc. This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, Inc., is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies.

        The following tables set forth, for the periods indicated, information derived from our consolidated statements of income, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. These tables should be read in conjunction with the commentary that follows them.

  Comparison of Years Ended December 31, 2010 and December 31, 2009

	Year ended December 31,		Increase (decrease)		Percent of revenue Year ended December 31,
(in thousands)	2010	2009	Dollars	Percentage	2010	2009
Net sales
Publications	$148,758	$165,872	$(17,114)	(10.3)%	55.9%	56.5%
Specialty catalogs	60,725	68,948	(8,223)	(11.9)%	22.8%	23.5%
Books	56,776	58,554	(1,778)	(3.0)%	21.3%	20.0%
Intersegment sales elimination	(71)	(25)	(46)	(184.0)%	—	—

Total net sales	266,188	293,349	(27,161)	(9.3)%	100.0%	100.0%
Cost of sales	212,511	232,948	(20,437)	(8.8)%	79.8%	79.4%

Gross profit	53,677	60,401	(6,724)	(11.1)%	20.2%	20.6%

Selling and administrative expenses	35,799	37,115	(1,316)	(3.5)%	13.5%	12.7%
Loss on disposition of fixed assets	9	146	(137)	nm	—	—
Restructuring costs	78	312	(234)	(75.0)%	—	0.1%
Amortization of intangibles	1,398	1,438	(40)	(2.8)%	0.5%	0.5%
Impairment charge	7,001	—	7,001	nm	2.7%	—

Total operating expenses	44,285	39,011	5,274	13.5%	16.7%	13.3%

Operating income
Publications	8,070	17,312	(9,242)	(53.4)%	5.4%	10.4%
Specialty catalogs	(1,485)	1,491	(2,976)	nm	(2.4)%	2.2%
Books	4,339	4,039	300	7.4%	7.6%	6.9%
Corporate expenses	(1,532)	(1,452)	(80)	(5.5)%	N/A	N/A

Total operating income	9,392	21,390	(11,998)	(56.1)%	3.5%	7.3%

Other (income) expense
Interest expense	15,791	17,229	(1,438)	(8.3)%	5.9%	5.9%
Interest income	(49)	(69)	20	29.0%	—	—
Gain on repurchase of notes payable	—	(7,194)	7,194	100.0%	—	(2.5)%
Other, net	23	(234)	257	nm	—	(0.1)%

Total other expense	15,765	9,732	6,033	62.0%	5.9%	3.3%

(Loss) income before income taxes	(6,373)	11,658	(18,031)	nm	(2.4)%	4.0%
Income tax (benefit) provision	(432)	3,441	(3,873)	nm	(0.2)%	1.2%

Net (loss) income	$(5,941)	$8,217	$(14,158)	nm	(2.2)%	2.8%

nm—not meaningful

Commentary:

        Net sales for 2010 decreased $27.2 million or 9.3% versus 2009, largely attributable to decreases in shipping and paper costs, which are passed on to our customers, due principally to lower volumes being produced by us. The lower volumes are due primarily to reductions in print run lengths resulting from the economic recession as well as the loss of work from certain customers due to pricing considerations. Net sales for the Publications segment decreased $17.1 million or 10.3% in 2010 compared to a year ago due primarily to: (i) loss of a portion of our journal work from a specific customer due to pricing considerations; (ii) sales declines in magazines as reductions in print advertising have led our customers to reduce run lengths, page counts and frequency of publication; and (iii) the conversion from offset to digital printing for journals as publishers seek cost-effective methods for delivering content. Decreases in shipping and paper costs, which are passed on to our customers, accounted for a majority of the dollar sales decline in Publications sales. Net sales for the Specialty Catalogs segment decreased $8.2 million or 11.9% in 2010 compared with a year ago due primarily to the impact of lower paper costs, coupled with a reduction in print quantities for catalogs in response to soft retail sales. Net sales for the Books segment decreased $1.8 million or 3.0% in 2010 compared with a year ago due primarily to fewer titles being produced due to the economic recession as well as the loss of a portion of our book work from a specific customer due to pricing considerations, which were partially offset by higher paper pass through costs due to price increases and product mix changes as well as increases in volume from new customers.

        Gross profit for 2010 decreased $6.7 million compared to 2009 as we were not able to adjust our cost structure sufficiently to offset the reduction in sales. A one-time charge of $2.3 million for depreciation expense in connection with the write down of the value of a printing press, in the Publications segment, that was removed from service accounted for slightly more than one-third of the gross profit decline. This was partially offset by a $1.8 million increase in revenue from recyclable materials. Gross margin of 20.2% of net sales for 2010 reflected a 0.4 margin point decrease versus 2009 due primarily to the 0.8 margin point reduction associated with the one-time depreciation charge.

        Selling and administrative expenses for 2010 decreased $1.3 million or 3.5% versus 2009, due primarily to decreases in staffing and benefit costs (largely due to headcount reductions and the suspension of the Company's contributions to the 401k plan) coupled with a decrease in bad debt expense and the non-recurrence in 2010 of non-capitalizable costs associated with renewing our working capital facility in 2009.

        We evaluate possible impairment of goodwill on an annual basis at the reporting unit level. As a result of our impairment tests, we concluded that the carrying value of goodwill at Dartmouth Printing Company exceeded its implied fair value. This resulted in a non-cash impairment charge of $7.0 million during the fourth quarter of 2010. In connection with our annual assessment of goodwill and other intangibles in 2009, we concluded that there were no indications of impairment.

        Operating income of $9.4 million for 2010 represented a decrease of $12.0 million or 56.1% as compared to operating income of $21.4 million for 2009. The impact of the $7.0 million goodwill impairment charge and the $2.3 million one-time charge for depreciation expense, mentioned above, accounted for a majority of the decrease in operating income. The remainder of the decrease was due to lower sales only partially offset by cost reductions in staffing, materials and operating leases and higher recyclables revenue. Publications operating income decreased $9.2 million in 2010 compared to 2009 due primarily to the $7.0 million goodwill impairment charge and the $2.3 million one-time charge for depreciation expense. Specialty Catalogs realized an operating loss of $1.5 million during 2010 as compared to operating income of $1.5 million a year ago due to reductions in sales, which outpaced reductions in our cost structure. The Books segment increased operating income by $0.3 million in 2010 compared to 2009 as lower costs, primarily staffing, benefits and materials, coupled with increased revenue from recyclable materials more than offset the decrease in sales.

        Other expense of $15.8 million for 2010 represented a $6.1 million increase as compared to other expense of $9.7 million for 2009. This increase was due primarily to the absence in 2010 of the $7.2 million gain on the repurchases of notes payable that occurred during 2009, partially offset by a corresponding reduction in related interest expense of $1.4 million in 2010.

        The loss before income taxes of $6.4 million for 2010 represented an $18.0 million decrease as compared to last year. This change was due primarily to the absence in 2010 of the $7.2 million gain on the repurchases of notes payable that occurred during the same period of 2009, the $7.0 million charge for goodwill impairment in 2010, the $2.3 million one-time charge for depreciation expense in 2010 and the reductions in sales which outpaced reductions in our cost structure.

        Our effective income tax rate in 2010 was 6.8% compared to 29.5% in 2009. The decrease in the effective tax rate was due primarily to the impact of the goodwill impairment charge in the Publications segment, as this goodwill was not deductible for tax purposes.

        Net loss of $5.9 million for 2010 represented a $14.1 million decrease as compared to net income of $8.2 million for 2009 due to the factors mentioned previously.

  Comparison of Years Ended December 31, 2009 and December 31, 2008

	Year ended December 31,		Increase (decrease)		Percent of revenue Year ended December 31,
(in thousands)	2009	2008	Dollars	Percentage	2009	2008
Net sales
Publications	$165,872	$188,714	$(22,842)	(12.1)%	56.5%	54.2%
Specialty catalogs	68,948	92,218	(23,270)	(25.2)%	23.5%	26.5%
Books	58,554	67,282	(8,728)	(13.0)%	20.0%	19.3%
Intersegment sales elimination	(25)	(187)	162	86.6%	—	—

Total net sales	293,349	348,027	(54,678)	(15.7)%	100.0%	100.0%
Cost of sales	232,948	281,380	(48,432)	(17.2)%	79.4%	80.9%

Gross profit	60,401	66,647	(6,246)	(9.4)%	20.6%	19.1%

Selling and administrative expenses	37,115	42,175	(5,060)	(12.0)%	12.7%	12.1%
Loss on disposition of fixed assets	146	1,223	(1,077)	(88.1)%	—	0.4%
Related party guaranty	—	3,000	(3,000)	(100.0)%	—	0.8%
Restructuring costs	312	137	175	127.7%	0.1%	—
Amortization of intangibles	1,438	1,715	(277)	(16.2)%	0.5%	0.5%
Impairment charge	—	5,640	(5,640)	(100.0)%	—	1.6%

Total operating expenses	39,011	53,890	(14,879)	(27.6)%	13.3%	15.4%

Operating income
Publications	17,312	12,481	4,831	38.7%	10.4%	6.6%
Specialty catalogs	1,491	(426)	1,917	nm	2.2%	(0.5)%
Books	4,039	5,524	(1,485)	(26.9)%	6.9%	8.2%
Corporate expenses	(1,452)	(4,822)	3,370	69.9%	N/A	N/A

Total operating income	21,390	12,757	8,633	67.7%	7.3%	3.7%

Other (income) expense
Interest expense	17,229	18,399	(1,170)	(6.4)%	5.9%	5.3%
Interest income	(69)	(172)	103	59.9%	—	(0.1)%
Gain on repurchase of notes payable	(7,194)	—	(7,194)	nm	(2.5)%	—
Other, net	(234)	1,269	(1,503)	nm	(0.1)%	0.4%

Total other expense	9,732	19,496	(9,764)	(50.1)%	3.3%	5.6%

Income (loss) before income taxes	11,658	(6,739)	18,397	nm	4.0%	(1.9)%
Income tax provision (benefit)	3,441	(867)	4,308	nm	1.2%	(0.2)%

Net income (loss)	$8,217	$(5,872)	$14,089	nm	2.8%	(1.7)%

nm—not
meaningful

Commentary:

        Net sales were $293.3 million in 2009, a $54.7 million or 15.7% decrease compared to net sales of $348.0 million in 2008. The decrease in sales was due primarily to reductions in pricing, print run lengths and page counts resulting from the ongoing economic recession coupled with decreases in paper and shipping costs, which are passed on to our customers. Net sales for the Publications segment decreased $22.8 million or 12.1% in 2009 as compared to the same period a year ago with the sales decline largely due to lower paper and freight costs. The balance of the Publications sales decline was due to reductions in pricing, run lengths and frequency of publication for journal and magazine customers along with a reduction in page counts from our magazine customers. Net sales for the Specialty Catalogs segment decreased $23.3 million or 25.2% in 2009 as compared to the same period a year ago. A majority of the Specialty Catalogs sales decrease was due to lower paper and freight costs, including the impact of the segment's largest customer's decision to supply its own paper. The remainder of the Specialty Catalogs sales decline is attributable to a reduction in print run lengths and page counts for catalogs reflecting reduced consumer spending. Net sales for the Books segment decreased $8.7 million or 13.0% in 2009 as compared to the same period a year ago due primarily to fewer titles being produced coupled with shorter run lengths and page counts as book publishers deal with the economic recession. Additionally, lower paper and freight costs contributed to the sales decline in Books.

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

        Operating income of $21.4 million for 2009 represented an increase of $8.6 million or 67.7% as compared to operating income of $12.8 million for 2008. This increase was primarily attributable to the non-recurrence of three items from 2008: (i) $5.6 million of impairment charges related to goodwill and intangibles at United Litho, Inc. and The Dingley Press, Inc., (ii) $3.0 million of related party guaranty costs to satisfy obligations in connection with the shutdown of GPN Asia, a former affiliate of our parent company and (iii) $0.8 million of losses on the disposition of fixed assets associated with our product offering in the digital printing market. We also realized reductions in selling and administrative costs due to cost management of staffing, employee benefits and discretionary costs coupled with lower administrative costs associated with the new digital product initiative, partially offset by the gross profit reductions discussed previously. In the Publications segment, operating income increased by $4.8 million during 2009 as compared to the year ago period due primarily to the non-recurrence of the impairment charges for goodwill and other intangibles and the losses on the disposition of fixed assets associated with the digital product initiative mentioned previously. Additionally, reductions in Publications staffing, employee benefit plans and discretionary spending coupled with lower healthcare claims, lower material and utility costs, and the absence of start-up costs associated with our product offering in the digital printing market more than offset the adverse impact of lower sales volume and lower revenue from recyclable materials. In the Specialty Catalogs segment, operating income increased by $1.9 million in 2009 as a result of reductions in staffing and discretionary spending coupled with lower utility costs which offset the impact of lower sales volume and the lower revenue from recyclable materials compared to the same period year ago. Operating income in the Books segment decreased $1.5 million in 2009 as compared to 2008 due primarily to the decline in sales volume and lower revenue from recyclable materials. These adverse impacts were partially offset by significant reductions in staffing and employee benefits in the Books segment.

        During 2009, we recorded gains on the repurchase of notes payable of $7.2 million. There were no comparable transactions during 2008. The repurchase of notes payable was the primary reason our interest expense decreased $1.2 million during 2009 as compared to the same period last year.

        Other income was $0.2 million for 2009 as compared to other expense of $1.3 million during the same period last year. This increase was due primarily to the increase in the market value of investments held in the deferred compensation plan during 2009. The market value of these investments decreased during the same period in 2008.

        Income before income taxes of $11.7 million for 2009 represented an $18.4 million increase as compared to the same period last year. The increase was due primarily to the gains on the repurchases of notes payable and the non-recurrence of (i) impairment charges for goodwill and other intangibles, (ii) the related party guaranty costs in connection with the shutdown of GPN Asia and (iii) the losses on the disposition of certain fixed assets associated with the digital product initiative. In addition, the reduction in interest expense and the increase in the market value of investments held in the deferred compensation plan during the year also contributed to the increase in income before income taxes. These increases were partially offset by the adverse impact of lower sales net of the operating cost reductions mentioned previously.

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

Liquidity and Capital Resources

        Our 2003 Notes and 2004 Notes mature on August 15, 2011. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations to repay these notes. We are actively engaged in the process of refinancing these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business, and other factors that may be beyond our control. If we fail to refinance the notes this would have a material adverse impact on our business, assets and ability to fund our liquidity needs. Our working capital facility is scheduled to terminate on May 25, 2011. We are also actively engaged in the process of replacing the current facility prior to its termination, but we cannot assure you that we will be able to do so. If we are not able to replace our working capital facility on similar terms, it could adversely impact our ability to fund our liquidity needs.

        We had cash of $13.7 million as of December 31, 2010 compared to $4.1 million as of December 31, 2009. During 2010, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the senior secured notes.

        Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt interest requirements, finance our capital expenditures and provide working capital. Additionally, we may from time to time fund cash distributions to our Parent, as we did in the first quarter of 2009, in accordance with the limitations outlined in our bond indenture and our working capital facility.

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

  Operating Activities

        Net cash provided by operating activities was $22.7 million for 2010, virtually unchanged as compared to $23.0 million for 2009. Our net cash provided by operating activities for 2010 was primarily due to our $5.9 million net loss adjusted for non-cash items of $28.8 million partially offset by a $0.2 million decrease due to working capital changes. Our unfavorable working capital changes included (i) an increase in paper inventory at the end of 2010 as compared to 2009, primarily in our Specialty Catalogs segment in advance of a price increase and (ii) a decrease in our accrued expenses, which included our payroll-related liability, primarily due to a lower headcount at the end of 2010 as compared to the prior year and a decrease in the accrual for incentives paid to customers primarily due to lower sales in 2010 as compared to the prior year. These unfavorable changes were partially offset by (i) a decrease in accounts receivable at the end of 2010 as compared to 2009 due primarily to a decrease in sales activity and (ii) an increase in accounts payable at the end of 2010 as compared to 2009, due primarily to the timing of paper purchases and a change in payment terms with an ink supplier.

        Net cash provided by operating activities was $23.0 million for 2009, an increase of $8.3 million as compared to $14.7 million for 2008. The increase was primarily due to favorable changes in working capital and other assets and liabilities totaling $7.9 million. The working capital changes included (i) a decrease in accounts receivable at the end of 2009 as compared to 2008 due primarily to decreases in sales activity, (ii) inventory levels at the end of 2009 were significantly lower as compared to the end of 2008 due primarily to efforts to reduce inventory balances in line with our lower production and sales levels, (iii) a decrease in refundable income taxes at the end of 2009 as compared to 2008 due to the tax refunds we collected during the year and (iv) the effect of the increase in income taxes payable to Holdings for federal and state jurisdictions where consolidated income tax returns are filed by Holdings. These favorable changes were partially offset by unfavorable changes which included: (i) a decrease in accounts payable at the end of 2009 as compared to 2008 due primarily to our lower production levels, (ii) an unfavorable change in other current assets due to the timing of cash received for rebates for materials and recyclables and (iii) an unfavorable change in other non-current assets due to the increase in the market value of investments held in the deferred compensation plan at the end of 2009 as compared to the end of 2008 versus the decrease in these investments at the end of 2008 as compared to the end of 2007. We also realized an increase in net income of $14.1 million in 2009 as compared to 2008. Much of this increase did not result in additional cash flow because it was due principally to decreases in non-cash charges consisting primarily of the reduction of impairment charges for goodwill and intangibles, the reduction in losses from the disposition of fixed assets, the reduction in amortization of intangible assets as well as the non-cash nature of the gain on the repurchase of notes payable partially offset by increases in depreciation expense and the provision for doubtful accounts.

  Investing Activities

        Net cash used in investing activities was $13.1 million for 2010 compared to $11.4 million for 2009. This $1.7 million increase was primarily the result of a $4.0 million increase in plant and equipment purchased in the ordinary course of business partially offset by a $0.5 million increase in proceeds received from the sale of fixed assets and a $1.7 million decrease in advances made to our parent company. The $4.0 million increase in plant and equipment was due to spending associated with the purchase of a new press at DPC to accommodate future journal growth and provide capacity for magazines being transferred from ULI as we consolidate sites.

        Net cash used in investing activities was $11.4 million for 2009 compared to $18.7 million for 2008. This $7.3 million decrease was primarily the result of a $7.9 million decrease in plant and equipment purchased in the ordinary course of business partially offset by a $0.6 million net increase in advances made to our parent and a former affiliated company.

  Financing Activities

        Net cash provided by financing activities was negligible in 2010. Net cash used in financing activities was $23.9 million in 2009 and consisted primarily of the $14.5 million we paid to repurchase our senior secured notes, the $9.1 million dividend paid to our parent company to enable it to repurchase its capital stock in connection with the complete divestiture of its interest in Euradius International Dutch Bidco B.V. and the $0.3 million in deferred financing costs we paid in connection with the amendment to our working capital facility

        Net cash used in financing activities during 2009 was $23.9 million compared to $0.1 million during 2008. The $23.8 million increase in cash used was primarily the result of the $14.5 million we paid to repurchase our senior secured notes, the $9.1 million dividend paid to our parent company to enable it to repurchase its capital stock in connection with the complete divestiture of its interest in Euradius International Dutch Bidco B.V. and the $0.3 million in deferred financing costs we paid in connection with the amendment to our working capital facility.

  Indebtedness

        As of December 31, 2010, we had total indebtedness of $142.9 million comprised entirely of amounts due under the 2003 Notes and the 2004 Notes, all with a scheduled maturity of August 2011. We have significant interest payments due on the outstanding notes as well as interest payments due on any borrowings under our working capital facility, under which there were no amounts outstanding as of December 31, 2010. Total cash interest payments related to our working capital facility and the 2003 Notes and the 2004 Notes are expected to be in excess of $14.6 million on an annual basis.

        Our working capital facility provides for available credit of up to $20.0 million, subject to a borrowing base test, that we may repay and reborrow until the May 25, 2011 maturity date. Actual available credit under the working capital facility fluctuates because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time and other limitations. Our working capital facility contains various covenants which limit our discretion in the operation of our businesses. Among other things, our working capital facility restricts our ability to prepay other indebtedness, including the 2003 Notes and the 2004 Notes, incur other indebtedness or pay dividends. We amended our working capital facility on June 16, 2009. The amended agreement prohibits us from repurchasing the 2003 Notes and the 2004 Notes unless certain conditions are met, including that the amount expended for note repurchases after May 25, 2009 may not exceed $20.0 million in the aggregate, and that immediately after each note repurchase, there must be at least $5.0 million available under the working capital facility. The working capital facility also requires us to satisfy an interest coverage ratio of at least 1.80 to 1.00 and to maintain EBITDA (as defined in and calculated pursuant to our working capital facility, such EBITDA being referred to hereinafter as "WCF EBITDA") of at least $33.0 million, both calculated for the period consisting of the four preceding consecutive fiscal quarters. Failure to satisfy the financial tests in our working capital facility would constitute a default under our working capital facility. For the twelve months ended December 31, 2010, our interest coverage ratio was 2.58 to 1.00 and our WCF EBITDA for purposes of our working capital facility was $38.2 million. As of December 31, 2010, we had no borrowings outstanding under the working capital facility, had unused amounts available of $16.2 million and had $1.3 million in outstanding letters of credit.

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

        WCF EBITDA is reconciled directly to cash flow from operations as follows (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net cash provided by operating activities	$22,740	$22,968	$14,640
Accounts receivable	(2,994)	(3,646)	660
Inventories	2,104	(3,707)	(1,141)
Other current assets	366	566	(1,056)
Refundable income taxes	(171)	(2,755)	2,117
Other assets	16	124	(1,653)
Accounts payable	(1,057)	7,149	3,130
Accrued expenses	2,157	4,181	3,642
Income taxes payable	(413)	(3,140)	73
Other liabilities	156	112	1,049
Provision for doubtful accounts	(918)	(1,239)	(863)
Provision for inventory realizability and LIFO value	(285)	(107)	(199)
Deferred income tax benefit	1,200	470	297
Loss on disposition of fixed assets, net	(9)	(146)	(1,223)
Income tax (benefit) provision	(432)	3,441	(867)
Cash interest expense	14,848	16,112	17,102
Management fees	763	894	767
Non cash adjustments:
Adjustments to LIFO value	30	13	137
(Increase) decrease in market value of investments	(29)	(85)	319
Amortization of prepaid lease costs	4	76	90
Loss on disposition of fixed assets	120	174	1,318
Interest income	(49)	(69)	—
Related party guaranty	—	—	3,000
Restructuring costs	78	313	137
Bank fees for abandoned line of credit renewal	—	308	—

WCF EBITDA	$38,225	$42,007	$41,476

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

        Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We may from time to time fund cash distributions to our Parent, as we did in the first quarter of 2009, in accordance with the limitations outlined in our bond indenture and our working capital facility. We estimate that our capital expenditures for 2011 will total about $18.8 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will not be adequate to meet our future short-term liquidity needs due to the pending maturity of our notes. Our 2003 Notes and 2004 Notes mature on August 15, 2011. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay these notes. We are actively engaged in the process of refinancing these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Contractual Obligations

        The following table summarizes our future minimum non-cancelable contractual obligations as of December 31, 2010. The information presented in the table below reflects management's estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations:

	Remaining Payments Due by Period
(in thousands)	Total	2011	2012 to 2013	2014 to 2015	2016 and beyond
Long term debt, including interest(1)	$157,547	$157,547	$—	$—	$—
Operating leases	4,531	2,232	1,636	591	72
Purchase obligations(2)	8,759	8,548	208	3	—
Other long-term obligations(3)	315	151	164	—	—

Total(4)	$171,152	$168,478	$2,008	$594	$72

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

(4)
At December 31, 2010, we have recognized $1.9 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

        At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

        Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2010, 2009 and 2008.

Recently Issued Accounting Pronouncements

        On January 1, 2010, we adopted authoritative guidance issued by the Financial Accounting Standards Board ("FASB") related to the accounting and disclosure requirements for transfers of financial assets. This guidance requires greater transparency and additional disclosures for transfers of financial assets and the entity's continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, the guidance eliminates the concept of a qualifying special-purpose entity. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

        In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated by the FASB to require an enterprise to perform an analysis to determine whether the entity's variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this guidance by us on January 1, 2010, did not have a material impact on our financial position, results of operations or cash flows.

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

Foreign Exchange Rate Market Risk

        We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in fiscal years 2010, 2009 and 2008 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

        We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We did not have any borrowings under our working capital facility during 2010. We do not currently utilize derivative financial instruments to hedge changes in interest rates. All of our other debt carries fixed interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholder
of The Sheridan Group, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in the stockholder's equity and of cash flows present fairly, in all material respects, the financial position of The Sheridan Group, Inc. and Subsidiaries (the "Company") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant amount of current debt maturing within the next twelve months and will need to raise additional capital in order to settle these obligations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 29, 2011

The Sheridan Group, Inc. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$13,717,082	$4,109,740
Accounts receivable, net of allowance for doubtful accounts of $2,261,252 and $2,055,569, respectively	25,470,633	29,382,142
Inventories, net	15,809,053	13,989,631
Other current assets	4,389,986	4,023,966
Refundable income taxes	8,457	179,473
Deferred income taxes	1,564,076	1,700,168

Total current assets	60,959,287	53,385,120

Property, plant and equipment, net	112,044,062	117,757,008
Intangibles, net	32,168,520	33,566,535
Goodwill	33,978,641	40,979,426
Deferred financing costs, net	516,286	1,483,423
Other assets	1,843,739	1,828,173

Total assets	$241,510,535	$248,999,685

Liabilities
Current liabilities
Accounts payable	$16,305,544	$14,621,067
Accrued expenses	15,541,858	17,698,876
Current portion of notes payable	142,923,740	—
Due to parent, net	534,440	121,044

Total current liabilities	175,305,582	32,440,987

Notes payable	—	142,948,652
Deferred income taxes	24,612,025	25,935,903
Other liabilities	3,494,135	3,662,574

Total liabilities	203,411,742	204,988,116

Commitments and contingencies
Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized;
1 share issued and outstanding	—	—
Additional paid-in capital	42,075,908	42,047,938
(Accumulated deficit) retained earnings	(3,977,115)	1,963,631

Total stockholder's equity	38,098,793	44,011,569

Total liabilities and stockholder's equity	$241,510,535	$248,999,685

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales	$266,187,753	$293,349,196	$348,026,720
Cost of sales	212,510,439	232,947,797	281,380,147

Gross profit	53,677,314	60,401,399	66,646,573

Selling and administrative expenses	35,799,291	37,115,289	42,175,411
Loss on disposition of fixed assets	9,385	146,146	1,222,918
Related party guaranty	—	—	3,000,000
Restructuring costs	78,335	312,556	136,965
Amortization of intangibles	1,398,015	1,437,852	1,714,628
Impairment charges	7,000,785	—	5,639,613

Total operating expenses	44,285,811	39,011,843	53,889,535

Operating income	9,391,503	21,389,556	12,757,038

Other (income) expense
Interest expense	15,790,421	17,228,454	18,398,974
Interest income	(48,869)	(69,485)	(172,549)
Gain on repurchase of notes payable	—	(7,193,906)	—
Other, net	22,906	(233,698)	1,269,162

Total other expense	15,764,458	9,731,365	19,495,587

(Loss) income before income taxes	(6,372,955)	11,658,191	(6,738,549)
Income tax (benefit) provision	(432,209)	3,441,405	(866,658)

Net (loss) income	$(5,940,746)	$8,216,786	$(5,871,891)

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity

Years Ended December 31, 2010, 2009 and 2008

	Common Stock
			Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholder's Equity
	Shares	Amount
Balance as of December 31, 2007	1	—	$51,043,554	$(198,261)	$50,845,293

Cash dividend	—	—	—	(183,003)	(183,003)
Capital contribution from parent company—stock options exercised	—	—	20,400	—	20,400
Income tax benefit from stock options exercised	—	—	62,610	—	62,610
Share-based compensation	—	—	9,000	—	9,000
Net loss	—	—	—	(5,871,891)	(5,871,891)

Balance as of December 31, 2008	1	—	$51,135,564	$(6,253,155)	$44,882,409

Cash dividend	—	—	(9,105,226)	—	(9,105,226)
Share-based compensation	—	—	17,600	—	17,600
Net income	—	—	—	8,216,786	8,216,786

Balance as of December 31, 2009	1	—	$42,047,938	$1,963,631	$44,011,569

Capital contribution from parent company—stock options exercised	—	—	2,970	—	2,970
Share-based compensation	—	—	25,000	—	25,000
Net loss	—	—		(5,940,746)	(5,940,746)

Balance as of December 31, 2010	1	—	$42,075,908	$(3,977,115)	$38,098,793

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

	December 31, 2010	December 31, 2009	December 31, 2008
Cash flows provided by operating actvities:
Net (loss) income	$(5,940,746)	$8,216,786	$(5,871,891)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	19,466,429	17,236,045	16,684,883
Amortization of intangible assets	1,398,015	1,437,852	1,714,628
Impairment of goodwill and intangibles	7,000,785	—	5,639,613
Provision for doubtful accounts	917,857	1,238,625	862,897
Provision for inventory realizability and LIFO value	284,829	106,747	198,755
Stock-based compensation	25,000	17,600	9,000
Amortization of deferred financing costs and debt discount, included in interest expense	942,225	1,116,566	1,296,573
Deferred income tax benefit	(1,199,846)	(470,043)	(297,475)
Gain on repurchase of notes payable	—	(7,193,906)	—
Loss on disposition of fixed assets	9,385	146,146	1,222,918
Changes in operating assets and liabilities
Accounts receivable	2,993,652	3,645,521	(659,767)
Inventories	(2,104,251)	3,706,707	1,140,705
Other current assets	(366,020)	(566,094)	1,056,253
Refundable income taxes	171,016	2,755,337	(2,116,829)
Other assets	(15,566)	(124,182)	1,653,164
Accounts payable	1,057,415	(7,149,268)	(3,129,729)
Accrued expenses	(2,157,018)	(4,181,219)	(3,642,227)
Income tax payable	413,396	3,140,527	(72,513)
Other liabilities	(156,379)	(111,824)	(1,048,915)

Net cash provided by operating activities	22,740,178	22,967,923	14,640,043

Cash flows used in investing activities:
Purchases of property, plant and equipment	(13,671,287)	(9,654,334)	(17,596,886)
Proceeds from sale of fixed assets	535,481	38,640	108,330
Advances to affiliated companies	—	(1,734,539)	(1,172,064)

Net cash used in investing activities	(13,135,806)	(11,350,233)	(18,660,620)

Cash flows provided by (used in) financing activities:
Borrowing of revolving line of credit	—	42,931,000	—
Repayment of revolving line of credit	—	(42,931,000)	—
Repayment of long term debt	—	(14,539,500)	—
Payment of deferred financing costs in connection with long term debt	—	(259,852)	—
Proceeds from capital contribution from parent company	2,970	—	20,400
Realized income tax benefit from stock options exercised	—	—	62,610
Payment of dividend	—	(9,105,226)	(183,003)

Net cash provided by (used in) financing activities	2,970	(23,904,578)	(99,993)

Net increase (decrease) in cash and cash equivalents	9,607,342	(12,286,888)	(4,120,570)
Cash and cash equivalents at beginning of period	4,109,740	16,396,628	20,517,198

Cash and cash equivalents at end of period	$13,717,082	$4,109,740	$16,396,628

Supplemental disclosure of cash flow information
Cash paid (received) during the year for
Interest paid	$14,822,816	$16,966,542	$17,076,499
Income taxes paid (received), net	$181,237	$(1,872,697)	$1,120,816
Non-cash investing activities
Asset additions in accounts payable	$787,993	$160,932	$1,682,000

The accompanying notes are an integral part of these consolidated financial statements.

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

1. Business Organization

        The Sheridan Group, Inc. ("TSG") is one of the leading specialty printers in the United States, offering a full range of printing and value-added support services for the journal, magazine, book, catalog and article reprint markets. We provide a wide range of printing services and value-added support services, such as digital proofing, preflight checking, offshore composition, copy editing, subscriber services, mail sortation, distribution and back issue fulfillment. We operate seven wholly-owned subsidiaries: The Sheridan Press, Inc. ("TSP"), Dartmouth Printing Company ("DPC"), United Litho, Inc. ("ULI"), Dartmouth Journal Services, Inc. ("DJS"), Sheridan Books, Inc. ("SBI"), The Dingley Press, Inc. ("TDP") and The Sheridan Group Holding Company. As used in the notes to the consolidated financial statements, the terms "we," "us," "our" and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

        On August 21, 2003, we became a wholly-owned subsidiary of TSG Holdings Corp. ("Holdings"), when Holdings purchased 100% of the outstanding capital stock of TSG from its existing stockholders (the "Sheridan Acquisition"). Holdings funded the acquisition price and the related fees and expenses with the proceeds of the sale of $105.0 million aggregate principal amount of 10.25% Senior Secured Notes due 2011 (the "2003 Notes") and equity investments in Holdings. On May 25, 2004, we acquired all of the assets and business of The Dingley Press of Lisbon, Maine (the "Dingley Acquisition"). We funded the acquisition price and the related fees and expenses with the proceeds of the sale of $65.0 million aggregate principal amount of 10.25% Senior Secured Notes due 2011 (the "2004 Notes") and equity investments in Holdings.

2. Liquidity

        All of our outstanding debt matures on August 15, 2011, with a balance due at maturity of $142.9 million. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations to repay the notes. Additionally, our working capital facility, for which we had no borrowings outstanding as of December 31, 2010, is scheduled to terminate on May 25, 2011. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business, and other factors that may be beyond our control. If we fail to refinance the notes and extend the working capital facility this would have a material adverse impact on our business, assets and ability to fund our liquidity needs.

        The conditions described above raise substantial doubt about our ability to continue as a going concern. If we were unable to continue as a going concern, we would need to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. We are actively engaged in the process of refinancing our notes prior to their maturity and replacing our current working capital facility but we cannot assure you that we will be able to do so.

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

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

  •
  Delivery has occurred,

  •
  The seller's price to the buyer is fixed or determinable, and

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

Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis. Past due balances over

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

3. Summary of Significant Accounting Policies (Continued)

120 days are reviewed for collectibility and form the basis of our reserve. When we determine that a particular customer poses a credit risk, a specific reserve is established. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. During 2010, we wrote off reserves we had provided during 2009 for a specific customer which was deemed to be insolvent.

        A rollforward of the allowance for doubtful accounts is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance at beginning of period	$2,055,569	$1,080,208	$616,869
Charged to expense	917,857	1,238,625	862,897
Deductions	(712,174)	(263,264)	(399,558)

Balance at end of period	$2,261,252	$2,055,569	$1,080,208

Inventories

        Inventories are stated at the lower of cost or market with the cost of TSP's paper inventory and SBI's work-in-process inventory determined by the last-in, first-out ("LIFO") cost method. The cost of the remaining inventory (approximately 90% and 88% of inventories at December 31, 2010 and 2009, respectively) is determined using the first-in, first-out ("FIFO") method.

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

        Expenditures for improvements which extend the original estimated lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe there was any impairment of property and equipment as of December 31, 2010.

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

3. Summary of Significant Accounting Policies (Continued)

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

        We record a liability for uncertain tax positions when it is more likely than not that a tax position that has been taken will not be sustained under audit. The respective probability is evaluated based on relevant facts and tax law. Although we believe that our estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the consolidated financial statements. We adjust our reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs.

Goodwill

        Goodwill is tested for impairment at the reporting unit level at least annually or whenever circumstances indicate that the carrying value of the reporting unit's net assets may not be recoverable, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment is then measured in the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for each reporting unit. To determine the implied fair value of goodwill, we make a hypothetical allocation of the reporting unit's estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this methodology, we concluded that $3.4 million of ULI goodwill (a component of our Publications segment) was fully impaired and was required to be expensed as a non-cash charge to continuing operations during 2008. In connection with our annual assessment of goodwill in 2009, we concluded that there was no impairment. In connection with our annual assessment of goodwill in 2010, we concluded that $7.0 million of DPC goodwill (a component of our Publications segment) was fully impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2010.

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

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

3. Summary of Significant Accounting Policies (Continued)

Therefore, during 2008, we recorded an impairment charge of $2.0 million and $0.2 million for the customer relationship assets of ULI and TDP, respectively. We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2010 and 2009.

Deferred Financing Costs

        Deferred financing costs incurred in connection with the 2003 Notes and the 2004 Notes are being amortized over the term of the related debt using the effective interest method. Deferred financing costs incurred in connection with establishing our working capital facility are being amortized over the term of the agreement using the straight-line method. During 2009, we wrote off $0.3 million of deferred financing costs in connection with the repurchase of our senior secured notes and incurred $0.3 million of deferred financing costs in connection with an agreement to amend our working capital facility (see Note 9). Accumulated amortization as of December 31, 2010 and 2009 was $10.2 million and $9.3 million, respectively.

Accounting for Stock Based Compensation

        Our parent company, Holdings, established the 2003 Stock-based Incentive Compensation Plan (the "2003 Plan"), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, we determine fair value through internal valuations based on historical financial information and/or through a third party service provider. As of December 31, 2010, 640 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five-year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share options upon exercise.

        For the years ended December 31, 2010, 2009 and 2008, we recognized non-cash stock-based compensation expense of approximately $25,000, $17,600 and $9,000, respectively, which is included in selling and administrative expenses.

        We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the options is an output of the option-pricing model and estimates the period of time that options are expected to remain unexercised. We use historical data to estimate the timing and amount of option exercises and forfeitures. The expected volatility is calculated by averaging the volatility, over a period equal to the expected term of the options, for five peer group companies and a small-cap index. There were no stock options granted during the years ended December 31, 2008 and

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

3. Summary of Significant Accounting Policies (Continued)

2009. The following summarizes the assumptions used for estimating the fair value of stock options granted during the year ended December 31, 2010:

Risk-free interest rate	2.87%-3.44%
Average expected years until exercise	7.75 years
Expected volatility	52.13%-54.37%
Weighted-average expected volatility	53.25%
Dividend yield	0%

        The following is a summary of option activity for the years ended December 31, 2008, 2009 and 2010:

		Weighted average
	Number of shares	Exercise price	Remaining term (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2007	55,150	$12.23	6.7	$5,851,600
Granted	—	—
Exercised	(2,040)	10.00
Forfeited	(4,910)	10.00

Options outstanding at December 31, 2008	48,200	$12.55	5.4	$—
Granted	—
Exercised	—
Forfeited	(2,600)	12.27

Options outstanding at December 31, 2009	45,600	$12.56	4.3	$487,000
Granted	7,660	23.24
Exercised	(120)	24.75
Forfeited	(640)	16.45

Options outstanding at December 31, 2010	52,500	$14.05	4.2	$—
Options exercisable at December 31, 2010	26,300	$11.24	3.1	$—

        The following is a summary of non-vested option activity for the years ended December 31, 2010, 2009 and 2008:

	Number of shares			Weighted average grant date fair value
	Years ended December 31,			Years ended December 31,
	2010	2009	2008	2010	2009	2008
Non vested options outstanding at beginning of year	19,800	25,500	34,920	$4.13	$4.79	$4.11
Granted	7,660	—	—	13.80	—	—
Vested	(620)	(4,060)	(4,960)	10.60	3.70	3.19
Forfeited	(640)	(1,640)	(4,460)	5.60	9.09	2.49

Non vested options outstanding at end of year	26,200	19,800	25,500	$6.63	$4.13	$4.79

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

3. Summary of Significant Accounting Policies (Continued)

        The total compensation cost related to nonvested awards not yet recognized as of December 31, 2010 is approximately $0.1 million and will be recognized over a weighted average period of approximately 5.2 years.

        During the year ended December 31, 2010, 120 options to purchase Holdings Common Stock were exercised and $2,970 of proceeds was received. The total intrinsic value, the difference between the exercise price and the fair value of Holdings Common Stock on the date of exercise of options exercised during the year ended December 31, 2010, was negligible. During the year ended December 31, 2009, no options to purchase Holdings Common Stock were exercised. During the year ended December 31, 2008, 2,040 options to purchase Holdings Common Stock were exercised and $20,400 of proceeds was received. The total intrinsic value, the difference between the exercise price and the fair value of Holdings Common Stock on the date of exercise of options exercised during the year ended December 31, 2008, was $215,100.

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

        We believe that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of our publicly traded debt, based on quoted market prices, was approximately $140.8 million and $133.4 million as of December 31, 2010 and 2009, respectively.

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

3. Summary of Significant Accounting Policies (Continued)

Advertising Costs

        We expense advertising costs as the advertising occurs in accordance with the authoritative guidance. Advertising expense, included in selling and administrative expenses in the consolidated statements of operations, was approximately $0.2 million, $0.2 million and $0.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

New Accounting Standards

        On January 1, 2010, we adopted authoritative guidance issued by the Financial Accounting Standards Board ("FASB") related to the accounting and disclosure requirements for transfers of financial assets. This guidance requires greater transparency and additional disclosures for transfers of financial assets and the entity's continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, the guidance eliminates the concept of a qualifying special-purpose entity. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

        In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated by the FASB to require an enterprise to perform an analysis to determine whether the entity's variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this guidance by us on January 1, 2010, did not have a material impact on our financial position, results of operations or cash flows.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current year presentation.

4. Inventories

        Inventories consist of the following:

	December 31, 2010	December 31, 2009
Work-in-process	$6,617,642	$7,367,236
Raw materials (principally paper)	9,494,521	6,895,279

	16,112,163	14,262,515
Excess of current cost over LIFO inventory value	(303,110)	(272,884)

	$15,809,053	$13,989,631

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

4. Inventories (Continued)

        We maintained a reserve for the realizability of inventory in the amounts of $70,227 and $193,991 for the years ended December 31, 2010 and 2009, respectively, which are included in the amounts in the table above relating to work-in-process and raw materials. A rollforward of this inventory reserve is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance at beginning of period	$193,991	$116,433	$83,363
Charged to expense	254,603	93,616	61,602
Deductions	(378,367)	(16,058)	(28,532)

Balance at end of period	$70,227	$193,991	$116,433

5. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31, 2010	December 31, 2009
Land	$4,742,111	$4,742,111
Buildings and improvements	44,097,744	43,833,998
Machinery and equipment	163,026,420	154,397,889

	211,866,275	202,973,998
Accumulated depreciation	(99,822,213)	(85,216,990)

Property, plant and equipment, net	$112,044,062	$117,757,008

        Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $19.5 million, $17.2 million, and $16.7 million, respectively.

6. Intangible Assets

        In conjunction with previous acquisitions, we acquired intangible assets relating to customer relationships, trade names and technology. The customer relationships, trade names and technology are being amortized using the straight-line method over their estimated useful lives as described below. Amortization expense for the years ended December 31, 2010, 2009 and 2008, related to customer relationships, trade names and technology intangible assets was $1.4 million, $1.4 million and $1.6 million, respectively. Accumulated impairments, in the table below, consists of impairment charges we recorded in 2008 related to customer relationships at ULI and TDP. Other, in the table below, represents the realization of the tax goodwill benefit in connection with the Dingley Acquisition (see Note 12). In the years 2008 through 2009, this benefit was applied to reduce intangibles related to the Dingley Acquisition since there was no book goodwill related to this previous acquisition as of the beginning of 2008. Intangible assets as of December 31, 2010 and 2009 consisted of the following:

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

6. Intangible Assets (Continued)

		December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Other	Net Carrying Amount
Customer
relationships	25 years	$27,800,000	$7,612,683	$2,202,626	$2,135,806	$15,848,885
Trade names	40 years	20,400,000	3,721,262	—	359,103	16,319,635
Technology	5 years	300,000	243,416	—	56,584	—

		$48,500,000	$11,577,361	$2,202,626	$2,551,493	$32,168,520

		December 31, 2009
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Other	Net Carrying Amount
Customer
relationships	25 years	$27,800,000	$6,714,668	$2,202,626	$2,135,806	$16,746,900
Trade names	40 years	20,400,000	3,221,262	—	359,103	16,819,635
Technology	5 years	300,000	243,416	—	56,584	—

		$48,500,000	$10,179,346	$2,202,626	$2,551,493	$33,566,535

        We estimate that we will incur a charge of $1.6 million in 2011 associated with the accelerated amortization of the United Litho trade name which will be disposed of as a result of the shutdown of this facility (see Note 20).

        We estimate annual amortization expense related to these intangibles as follows:

Years ended December 31,	Amortization expense
2011	2,980,363
2012	1,348,400
2013	1,348,400
2014	1,348,400
2015	1,348,400
Thereafter	23,794,557

Total	$32,168,520

7. Goodwill

        Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $34.0 million and $41.0 million at December 31, 2010 and 2009, respectively. Goodwill resulted from the Sheridan Acquisition as a result of a stock purchase and, therefore, is not deductible for tax purposes and from the Dingley Acquisition as a result of an asset purchase and is deductible for tax purposes.

        As of December 31, 2008, the initial step in the annual test for goodwill impairment indicated potential impairment at ULI, one of the components of the Publications segment, as a result of the

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

7. Goodwill (Continued)

worldwide economic downturn and declining results. We completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for ULI. As a result of the second step, we determined that the carrying value of goodwill at ULI was fully impaired. There were no changes in the carrying amount of goodwill for the year ended December 31, 2009. As of December 31, 2010, the initial step in the annual test for goodwill impairment indicated potential impairment at DPC, one of the components of the Publications segment, due primarily to the longer and more sustained deterioration of the magazine business through the fourth quarter of 2010, and the unlikely prospect of a meaningful recovery in the near term. We completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for DPC. As a result of the second step, we determined that the $7.0 million carrying value of goodwill at DPC was fully impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 are as follows:

	Publications	Specialty Catalogs	Books	Consolidated
Balance at December 31, 2008
Goodwill	$35,493,565	$12,774,931	$8,922,848	$57,191,344
Accumulated impairment losses	(3,436,987)	(12,774,931)	—	(16,211,918)

	32,056,578	—	8,922,848	40,979,426
Balance at December 31, 2009
Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(3,436,987)	(12,774,931)	—	(16,211,918)

	$32,056,578	$—	$8,922,848	$40,979,426
Impairment charge	(7,000,785)	—	—	(7,000,785)
Balance at December 31, 2010
Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(10,437,772)	(12,774,931)	—	(23,212,703)

	$25,055,793	$—	$8,922,848	$33,978,641

8. Other Assets

        Other assets consist of the following:

	December 31, 2010	December 31, 2009
Other receivables	$1,914,147	$1,407,591
Prepaid expenses and deposits	2,526,121	2,616,375
Deferred compensation plan assets	1,630,694	1,731,265
Other	162,763	96,908

Total	6,233,725	5,852,139
Less: current portion	4,389,986	4,023,966

Long-term portion	$1,843,739	$1,828,173

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

9. Notes Payable and Working Capital Facility

        In conjunction with the Sheridan Acquisition, on August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the "2003 Notes"). In conjunction with the Dingley Acquisition, on May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (the "2004 Notes"). The 2004 Notes have identical terms to the 2003 Notes. The carrying value of the 2003 Notes and the 2004 Notes was $142.9 million as of December 31, 2010 and 2009.

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

        In connection with the offerings of the 2003 Notes and the 2004 Notes (the "Offerings"), we entered into registration rights agreements pursuant to which we were required to register the 2003 Notes and the 2004 Notes with the SEC. We filed Registration Statements on Form S-4 with the SEC in connection with exchange offers of our outstanding 2003 Notes and 2004 Notes for like principal amounts of new senior secured notes. The Registration Statement covering the 2003 Notes was declared effective on October 13, 2004. The Registration Statement covering the 2004 Notes was declared effective on October 25, 2004. The new senior secured notes are identical in all material respects to the 2003 Notes and the 2004 Notes, except that the new senior secured notes do not bear legends restricting the transfer thereof.

        In an event of default, the holders of at least 25% in aggregate principal amount of the 2003 Notes and the 2004 Notes, may declare the principal, premium, if any, and accrued and unpaid interest on the 2003 Notes and the 2004 Notes to be due and payable immediately. Concurrent with the offering of the 2003 Notes, we entered into a working capital facility agreement. The working capital facility was amended concurrent with the offering of the 2004 Notes. Terms of the working capital facility allowed for revolving debt of up to $30.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Borrowings under the working capital facility bore interest at the bank's base rate or the LIBOR rate plus a margin of 1.75% at our option and matured in June 2009. Interest was payable monthly in arrears. We agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.35%. In addition, we agreed to pay an annual fee of 1.875% on all letters of credit outstanding.

        During 2009, we paid $15.0 million, which included $0.5 million of accrued interest, to redeem senior secured notes with a face value of $22.1 million. Deferred financing costs and unamortized debt discount attributable to these notes, along with commission fees, totaled $0.4 million. As a result of the repurchases, we recognized a net gain of $7.2 million.

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

9. Notes Payable and Working Capital Facility (Continued)

        On June 16, 2009, we executed an agreement to amend our working capital facility. Terms of the working capital facility allow for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank's prime rate, and (c) the LIBOR rate plus a margin of 3.75%. At our option, we can elect a LIBOR option for a specified period. Any such borrowings bear interest at the specified LIBOR rate plus a margin of 3.75%. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we have agreed to pay an annual fee of 3.875% on all letters of credit outstanding. The working capital facility was amended on January 5, 2011 to extend the maturity date from March 25, 2011 to May 25, 2011. As of December 31, 2010, we had no borrowings outstanding under the working capital facility, had unused amounts available of $16.2 million and had $1.3 million in outstanding letters of credit.

        Borrowings under the working capital facility are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The working capital facility contains various covenants including provisions that restrict our ability to incur or prepay indebtedness, including the 2003 Notes and the 2004 Notes, or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes, depreciation and amortization (as defined in the working capital facility agreement). We have complied with all of the restrictive covenants as of December 31, 2010. In an event of default, all principal and interest due under the working capital facility shall be immediately due and payable.

10. Accrued Expenses

        Accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Payroll and related expenses	$3,177,493	$3,639,665
Profit sharing accrual	435,874	476,151
Accrued interest	5,517,147	5,516,678
Customer prepayments	3,298,520	3,727,548
Self-insured health and workers' compensation accrual	1,631,830	1,933,529
Other	1,480,994	2,405,305

	$15,541,858	$17,698,876

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

11. Other Liabilities

        Other liabilities consist of the following:

	December 31, 2010	December 31, 2009
Deferred compensation	$1,396,887	$1,471,953
Uncertain tax positions	1,939,416	1,884,992
Other	157,832	305,629

Total	$3,494,135	$3,662,574

12. Income Taxes

        The components of the income tax (benefit) provision are as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Current
Federal	$387,886	$3,308,339	$(1,198,197)
State	379,751	603,109	629,014

	767,637	3,911,448	(569,183)

Deferred
Federal	(757,806)	(14,884)	118,837
State	(442,040)	(455,159)	(416,312)

	(1,199,846)	(470,043)	(297,475)

	$(432,209)	$3,441,405	$(866,658)

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

12. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets
Incentive and vacation accrual	$767,652	$920,512
Bad debt reserve	827,647	762,203
Self insurance accrual	299,477	451,661
Intangible assets	213,773	276,813
Amortization of financing costs	109,751	266,538
Inventory-additional costs capitalized for tax	272,168	264,321
Net operating loss carryforwards-Federal	—	13,854
Net operating loss carryforwards-States	790,981	777,540
Capital loss carryforward-Federal	151,899	161,969
Goodwill	3,530,848	3,959,844
Federal benefit related to State uncertain tax positions	451,431	463,491
Other	232,193	302,888
Valuation allowance	(774,154)	(758,393)

Total deferred tax assets	6,873,666	7,863,241

Deferred tax liabilities
Intangible assets	11,873,249	12,611,090
Inventory basis difference	156,706	208,855
Property and equipment	16,777,859	18,138,947
Land	1,002,839	1,022,911
Prepaid insurance	110,962	117,173

Total deferred tax liabilities	29,921,615	32,098,976

Net deferred tax liabilities	$23,047,949	$24,235,735

	December 31, 2010	December 31, 2009
Included in the balance sheet
Noncurrent deferred tax liabilities in excess of assets	$24,612,025	$25,935,903
Current deferred tax assets in excess of liabilities	1,564,076	1,700,168

Net deferred tax liability	$23,047,949	$24,235,735

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

12. Income Taxes (Continued)

        We will realize a tax benefit associated with the amount of tax goodwill in excess of book goodwill associated with the Dingley Acquisition. We only recognize the benefit when realized on future tax returns and have previously applied the benefit first to reduce book goodwill associated with the acquisition to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and third to reduce income tax expense. During 2010 and 2009, we realized a tax benefit of $0.8 million in both years associated with the realization of tax deductible goodwill in excess of book goodwill. For the year ended December 31, 2010, this benefit was recorded as a reduction to the tax provision. For the year ended December 31, 2009, the majority of this benefit was recorded as a reduction to the tax provision and a negligible amount of the benefit was recorded as a reduction to intangible assets which resulted in reducing these intangible assets to zero.

        As of December 31, 2009, we had a minimal amount of U.S. Federal net operating loss ("NOL") deduction carryforwards. We fully utilized the benefit of the deduction during 2010.

        As of December 31, 2010 and 2009, we had state NOLs with a tax effected value of approximately $0.8 million in various jurisdictions, which begin to expire in 2012. We have determined that substantially all of the state NOLs require a full valuation allowance as of December 31, 2010 and 2009, due to the uncertainty of their realization.

        We utilized NOLs against Federal and state taxable income, which reduced tax expense by a negligible amount and $0.2 million for 2010 and 2009, respectively.

        A rollforward of our valuation allowance is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance at beginning of period	$758,393	$762,906	$686,924
Charged to expense	25,790	54,185	112,134
Other, net	(10,029)	(58,698)	(36,152)

Balance at end of period	$774,154	$758,393	$762,906

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

12. Income Taxes (Continued)

        Our income tax provision differs from taxes computed using the U.S. Federal statutory tax rate as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
(Loss) income before income taxes	$(6,372,955)	$11,658,191	$(6,738,549)
U.S. Federal statutory tax rate	$(2,166,805)	$3,963,785	$(2,291,106)
Increase (decrease) in tax expense resulting from Tax reserves	(4,346)	5,301	430,127
Non-deductible meals and entertainment	54,669	50,198	75,874
Change in valuation allowance	25,790	54,185	112,134
Goodwill impairment	2,380,267	—	1,168,576
Tax goodwill in excess of book goodwill	(451,516)	(445,171)	—
State income taxes, net of U.S. Federal income tax benefit	228,887	523,180	79,376
Change in state tax apportionment and rates	(443,213)	(637,582)	(453,892)
Domestic production activity deduction	(35,415)	(171,107)	—
Other, net	(20,527)	98,616	12,253

Income tax (benefit) provision	$(432,209)	$3,441,405	$(866,658)

        We reported a decrease in our deferred state tax liabilities and our deferred state tax provision of approximately $0.4 million, $0.5 million and $0.5 million during the years ended December 31, 2010, 2009 and 2008, respectively, to properly reflect the lower anticipated state effective income tax rates due to decreased apportionment of our taxable income to states with high tax rates. We recognized a minimal increase during the years ended December 31, 2010 and 2009 and an increase of $0.3 million during the year ended December 31, 2008, respectively, in our effective rate related to the accounting for uncertain tax positions.

        We file consolidated tax returns with Holdings for Federal and certain state jurisdictions. We classify these current tax liabilities as "Due to parent, net" on the consolidated balance sheet. The tax liabilities owed to Holdings were $0.5 million and $0.1 million as of December 31, 2010 and 2009, respectively.

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

12. Income Taxes (Continued)

        Our uncertain tax positions relate primarily to state nexus and other related state tax issues. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.9 million. Our uncertain tax positions, excluding interest and penalties, are as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(Dollars in thousands)
Balance at beginning of period	$1,359	$1,445	$1,093
Increases for current year tax positions	19	19	192
Increases for prior year tax positions	163	25	251
Decreases for prior year tax positions	—	(7)	—
Lapse in statute of limitations	(91)	(123)	(91)
Settlement of tax positions	(126)	—	—

Balance at end of period	$1,324	$1,359	$1,445

        We continue to recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.4 million and penalties of $0.3 million as of December 31, 2010 and $0.5 million and $0.4 million as of December 31, 2009. Interest and penalties in the amount of $0.1 million were expensed during the years ended December 31, 2010, 2009 and 2008, respectively. Interest and penalties will continue to accrue on certain issues in 2011 and forward.

        We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return and most state income tax returns are closed for all tax years up to and including 2006. During the first quarter of 2010, we reached a settlement in connection with an audit conducted by the state of Maryland. As a result of this audit, all tax years are closed with the state of Maryland through 2008. No federal or state income tax returns are under examination by the respective taxing authorities.

13. Commitments

        We lease warehouse, plant and office space, printing equipment, computer equipment and delivery equipment under non-cancelable operating leases. Rental expense relating to these leases was approximately $3.5 million, $4.5 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 approximate minimum future rental payments under non-cancelable operating leases are as follows:

Years Ended December 31,	(in thousands)
2011	2,232
2012	1,088
2013	548
2014	300
2015	291
Thereafter	72

Total	$4,531

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

13. Commitments (Continued)

        We have also entered into agreements to acquire raw materials and additional plant and equipment. As of December 31, 2010, approximate future payments related to these agreements are as follows:

Years Ended December 31,	Raw materials	Plant and equipment
	(in thousands)
2011	315	8,233
2012	136	—
2013	72	—
2014	3	—
2015	—	—
Thereafter	—	—

Total	$526	$8,233

14. Employee Benefit Plans

        We sponsor a 401(k) retirement plan (the "Plan"). Substantially all of our employees are eligible to participate in the Plan on the first day of the month in which the employee has attained 18 years of age and 30 days of employment. Employees may make pre-tax contributions of their eligible compensation under the Plan and may direct their investments among various pre-selected investment alternatives. We determine discretionary and matching contributions to the Plan. No contributions were charged to operations in 2010. Contributions of approximately $0.8 million and $4.5 million were charged to operations for the years ended December 31, 2009 and 2008, respectively.

        We maintain a non-qualified deferred compensation plan for certain employees which allows participants to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis and which allows for make-whole contributions for participants whose pre-tax deferrals are limited under our 401(k) Plan and other discretionary contributions. Contributions made by us and our employees are maintained in an irrevocable trust. Legally, the assets remain ours; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquirer, but the assets are subject to the claims of our general creditors. The employee has no right to assign or transfer contractual rights in the trust. The participants are fully vested in their compensation deferred; however, the make-whole contributions and any employer discretionary contributions are subject to vesting requirements. As of December 31, 2010 and 2009, we recorded a deferred compensation liability of approximately $1.4 million and $1.5 million, respectively, in other non-current liabilities in the accompanying consolidated balance sheets. We account for the assets as trading securities. The change in the fair value of the assets held in trust is recorded within "Other, net" in the accompanying consolidated statements of operations. The change in the deferred compensation obligation related to changes in the fair value of the vested assets is recorded as income (loss) in compensation expense. The assets held in trust were approximately $1.6 million and $1.7 million as of December 31, 2010 and 2009, respectively, and are recorded at their fair value, based on quoted market prices, as discussed in "Fair Value Measurements" in Note 2. The assets held in trust are included in "Other assets" in the accompanying consolidated balance sheets.

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

15. Related Party Transactions

        On January 5, 2009, we executed a waiver to our working capital facility to allow for payment of a cash dividend and a loan to Holdings, which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that Holdings used the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by Holdings (the "Stock Purchase") from Participatiemaatschappij Giraffe B.V. ("Giraffe") and to pay related expenses in connection therewith. On January 5, 2009, we paid a dividend in the aggregate amount of $8.0 million to Holdings and made a loan in the principal amount of $2.0 million to Holdings. The loan had an original maturity on January 4, 2012 and accrued interest at the rate of 1.36% per year. The loan was subsequently settled against the income tax obligations due to Holdings, which is presented within "Due to parent, net" in the consolidated balance sheets as of December 31, 2010 and 2009 (as discussed in Note 12).

        Additionally, subsequent to January 5, 2009, we paid an additional dividend in the amount of $1.1 million to Holdings to pay expenses and other amounts in connection with the Stock Purchase. In connection with the Stock Purchase, Euradius Acquisition Co., a majority owned subsidiary of Holdings, sold all of the outstanding stock of Euradius International Dutch Bidco B.V. ("Euradius") to Giraffe. This resulted in Holdings fully divesting its interest in Euradius, which was Holdings' only investment other than The Sheridan Group, Inc. Neither Euradius nor its subsidiaries were guarantors of the 2003 or 2004 Notes. Neither Euradius nor its subsidiaries were subsidiaries of ours and their financial results were not included in our consolidated financial statements.

        In connection with the Sheridan Acquisition, we entered into a 10-year management agreement with our principal equity sponsors, Bruckmann, Rosser, Sherrill & Co. LLC and Jefferies Capital Partners. The management fee is equal to the greater of $0.5 million or 2% of earnings before interest, taxes depreciation and amortization (as defined in the management agreement), plus reasonable out-of-pocket expenses. We incurred and paid approximately $0.8 million, $0.9 million and $0.8 million in such fees for the years ended December 31, 2010, 2009 and 2008, respectively.

        During 2008, we guaranteed certain obligations of GPN Asia Pte. Ltd. ("GPN Asia"), an affiliate of our parent company, related to a lease agreement, up to a maximum of $4.0 million, and established a $0.3 million letter of credit to secure a working capital facility for GPN Asia. In August 2008, GPN Asia began the process of shutting down operations. In connection with this shutdown, we estimated our liabilities to be $3.0 million which was charged to operations during 2008. We paid $2.6 million and $0.4 million during 2008 and 2009, respectively, to satisfy the obligations under the lease agreement, the letter of credit and other costs related to the shutdown including severance payments and professional fees. We expect that any future payments in connection with this shutdown will be negligible and are provided for in our consolidated balance sheet as of December 31, 2010.

        Pierce Atwood LLP serves as legal counsel for The Dingley Press. A partner at Pierce Atwood LLP is the brother of Christopher A. Pierce, one of our officers in his role as Chairman of The Dingley Press. The fees incurred and paid for the years ended December 31, 2010 and 2009 were negligible. We incurred and paid approximately $0.1 million in fees to Pierce Atwood LLP during the year ended December 31, 2008. We believe the fees were reasonable based upon the services rendered.

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

16. Contingencies

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

17. Business Segments

        We are a specialty printer in the United States offering a full range of printing and value — added support services for the journal, magazine, book and catalog markets. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, United Litho and Dartmouth Journal Services. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. The Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books. This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies.

        The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses, are not allocated to the segments. Our customer base resides primarily in the continental United States and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

        We had no customers which accounted for 10.0% or more of our net sales for the years ended December 31, 2010, 2009 and 2008.

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

17. Business Segments (Continued)

        The following table provides segment information for continuing operations (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net sales
Publications	$148,758	$165,872	$188,714
Specialty catalogs	60,725	68,948	92,218
Books	56,776	58,554	67,282
Intersegment eliminations	(71)	(25)	(187)

Consolidated total	$266,188	$293,349	$348,027

Operating income (loss)
Publications	$8,070	$17,312	$12,481
Specialty catalogs	(1,485)	1,491	(426)
Books	4,339	4,039	5,524
Corporate	(1,532)	(1,452)	(4,822)

Consolidated total	$9,392	$21,390	$12,757

Depreciation and amortization
Publications	$11,505	$9,248	$9,284
Specialty catalogs	5,767	5,878	6,193
Books	3,419	3,365	2,769
Corporate	173	183	154

Consolidated total	$20,864	$18,674	$18,400

Capital expenditures
Publications	$10,326	$7,027	$5,480
Specialty catalogs	1,628	1,335	3,715
Books	1,234	1,146	7,870
Corporate	483	146	532

Consolidated total	$13,671	$9,654	$17,597

Assets
Publications	$140,566	$146,047
Specialty catalogs	51,669	54,186
Books	46,519	46,173
Corporate	2,757	2,594

Consolidated total	$241,511	$249,000

Goodwill
Publications	$25,056	$32,056
Books	8,923	8,923

Consolidated total	$33,979	$40,979

Intangible assets
Publications	$30,393	$31,733
Books	1,776	1,834

Consolidated total	$32,169	$33,567

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

17. Business Segments (Continued)

        A reconciliation of total segment operating income to consolidated (loss) income before income taxes is as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Total operating income (as shown above)	$9,392	$21,390	$12,757
Interest expense	(15,791)	(17,229)	(18,399)
Interest income	49	69	172
Gain on repurchase of notes payable	—	7,194	—
Other, net	(23)	234	(1,269)

(Loss) income before income taxes	$(6,373)	$11,658	$(6,739)

18. Restructuring Costs

        In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.3 million of restructuring costs during 2009. The costs relate primarily to guaranteed severance payments and employee health benefits. We recorded an additional $0.1 million of restructuring costs in connection with this consolidation during 2010. There was no liability outstanding as of December 31, 2010 related to this restructuring.

19. Quarterly Financial Information (unaudited)

        Quarterly financial information for the years ended December 31, 2010 and 2009 is as follows (in thousands):

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$68,298	$64,418	$67,867	$65,605
Gross profit	14,774	13,990	11,335	13,578
Operating income	4,936	5,026	2,006	(2,576)
Net income (loss)	$1,546	$606	$(1,206)	$(6,887)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$76,976	$70,702	$73,341	$72,330
Gross profit	13,927	14,828	15,587	16,059
Operating income	4,095	4,965	6,174	6,156
Net income (loss)	$(743)	$1,806	$5,207	$1,947

        The results for the third quarter of 2010 reflect the impact of a charge of $2.3 million for depreciation expense in connection with the write down of the value of a printing press that was removed from service. The results for the fourth quarter of 2010 reflect the impact of a charge of

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2010, 2009 and 2008

19. Quarterly Financial Information (unaudited) (Continued)

$7.0 million in connection with the impairment of goodwill at DPC (see Note 7). The results for the second and third quarters of 2009 reflect the impact of the gain on repurchase of notes payable of $5.4 million and $1.8 million, respectively (see Note 9).

20. Subsequent Events (unaudited)

        Due to continued adverse trends in the specialty magazine business as a result of the weak economy, our Board of Directors, on January 19, 2011, approved a restructuring plan to consolidate all specialty magazine printing operations into one site. We will consolidate the printing of specialty magazines at Dartmouth Printing Company in Hanover, New Hampshire and close the United Litho facility in Ashburn, Virginia. Approximately 80 positions will be eliminated as a result of the closure. It is expected that approximately 20 employees in the Customer Service and Sales areas will be retained by Dartmouth Printing Company. As of December 31, 2010, we have not recorded any charges related to this restructuring plan.

        Charges related to this restructuring will be recorded as the plan is implemented in 2011. We estimate approximately $2.2 million ($1.3 million after tax) of restructuring charges resulting in future cash expenditures will be incurred, including $1.5 million of charges related to severance and other personnel costs and $0.7 million of other exit costs. We expect to record these costs in 2011.

        On February 3, 2011, we entered into a contract to sell the Ashburn, Virginia facility for $4.2 million. Sales commissions, transfer taxes, fees and other closing costs are expected to reduce the net proceeds to approximately $3.9 million which will result in a negligible gain. Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions. The closing is scheduled for October 31, 2011.

        We estimate that we will incur non-cash charges of $1.6 million in 2011 associated with the accelerated amortization of the United Litho trade name which is reflected in the estimated future amortization expense as disclosed in Note 6.

        We also expect that we will incur non-cash charges of approximately $3.0 million associated with the accelerated depreciation of equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell.

        On February 24, 2011, we commenced a cash tender offer and consent solicitation for any and all of our outstanding 2003 and 2004 Notes. As of March 25, 2011, approximately $136.6 million, or 95.6%, of the aggregate principal amount of the notes had been tendered. The closing of the tender offer is conditioned on, among other things, the receipt of debt financing sufficient to pay the total consideration in respect of the notes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of the principal executive officer ("CEO") and principal financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation and as of the end of the period for which this report is made, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

  (b)    Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Using the COSO Framework, our management, including the CEO and CFO, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2010. Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our Equity Sponsors

        Bruckmann, Rosser, Sherrill & Co., LLC, or BRS, is a New York-based private equity investment firm with over $1.4 billion under management. BRS was founded in 1995 and has since invested in over 20 companies in the following industries: restaurants, consumer goods, specialty retail, recreation/leisure, apparel, home furnishings, industrial and commercial services (including equipment rental), commercial equipment manufacturing, wholesale distribution and healthcare services. BRS's strategy is to make leveraged buyout, recapitalization/restructuring and growth capital investments in companies with superior management, predictable cash flow, strong market share and growth potential. BRS and its affiliates are collectively referred to as "BRS."

        Jefferies Capital Partners, or JCP, is a New York-based private equity investment firm with over $1.3 billion in equity commitments under management. Since 1994, JCP's professionals have invested in over 50 companies in a variety of industries. JCP focuses on partnering with entrepreneurs and management teams in industries in which JCP has expertise. JCP invests in management buyouts, recapitalizations, industry consolidations and growth equity. JCP and its affiliates are collectively referred to as "JCP."

Directors and Executive Officers

        We have provided information below about our directors and executive officers, including their ages, term of service, business experience, and service on other boards of directors. We have also included information about each director's specific experience, qualifications, attributes or skills that led the board to conclude that he should serve as a director of the Company, in light of our business and structure. Our executive officers and directors are as follows:

Name	Age	Position
John A. Saxton	61	President and Chief Executive Officer and Director
Robert M. Jakobe	57	Executive Vice President and Chief Financial Officer and Secretary
Douglas R. Ehmann	54	Executive Vice President and Chief Technology Officer
Dale A. Tepp	54	Vice President—Human Resources
Joan B. Davidson	49	Group President
Patricia A. Stricker	46	President and Chief Operating Officer—The Sheridan Press, Inc. ("TSP")
Gary J. Kittredge	60	President and Chief Operating Officer—Dartmouth Journal Services ("DJS")
Michael J. Seagram	54	President and Chief Operating Officer—Sheridan Books, Inc. ("SBI")
G. Paul Bozuwa	50	President and Chief Operating Officer—Dartmouth Printing Company ("DPC") and United Litho, Inc. ("ULI")
Eric D. Lane	51	President and Chief Operating Officer—The Dingley Press, Inc. ("TDP")
Thomas J. Baldwin	52	Director
Nicholas Daraviras	37	Director
Craig H. Deery	63	Director
Gary T. DiCamillo	60	Director
James L. Luikart	65	Director
Nicholas R. Sheppard	36	Director
George A. Whaling	74	Director

        John A. Saxton, President, Chief Executive Officer and Director.    Mr. Saxton joined us in 1995 as our President and Chief Executive Officer and has served on our board of directors since 1991. Prior to joining us, Mr. Saxton held various positions during 24 years at The Procter & Gamble Company, most recently serving as President of the Noxell Corporation following its acquisition by The Procter & Gamble Company in 1990. Mr. Saxton is a member of the National Association for Printing Leadership's Walter E. Soderstrom Society, which honors individuals in the printing industry who have significantly contributed to the development and the progress of the graphic arts. Mr. Saxton holds a B.S. from Bucknell University. Mr. Saxton is the only director who is also one of our officers. The board believes that Mr. Saxton has a deep knowledge of our business gained throughout his 16 years as Chief Executive Officer of the Company and adds a valuable perspective for board decision making.

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

        Joan B. Davidson, Group President.    Ms. Davidson joined us in 1995, and effective January 1, 2007, began serving as Group President. Ms. Davidson served as President and Chief Operating Officer of TSP from 1996 through 2006. From 1995 to 1996, she served as Finance Manager of TSP. Prior to joining us, Ms. Davidson worked in various positions in the marketing and finance departments of The Procter & Gamble Company, most recently serving as a Finance Manager. Ms. Davidson is active in the industry as former Chairman of the National Association for Printing Leadership and as past Secretary and past Treasurer of the Print and Graphic Scholarship Foundation of the Graphic Arts. She is a member of the National Association for Printing Leadership's Walter E. Soderstrom Society and was inducted into the Printing Industry Hall of Fame in 2010. Ms. Davidson holds a B.S. from the College of Notre Dame of Maryland and an M.B.A. from Loyola College in Maryland.

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

        Ms. Stricker, President and Chief Operating Officer of TSP, and Ms. Davidson, Group President, are sisters.

        Gary J. Kittredge, President and Chief Operating Officer—DJS.    Mr. Kittredge joined us in 2000, and effective September 1, 2009 began serving as President and Chief Operating Officer of DJS. From

January 2008 to August 2009 he served as President and Chief Operating Officer of DPC, DJS, and ULI. From April 2006 to 2008, he served as President and Chief Operating Officer of DPC and DJS. From 2002 to 2006, he served as President and Chief Operating Officer of CCP. From 2000 to 2002, he served as Executive Vice President of CCP. Prior to joining us, Mr. Kittredge was the General Manager and Vice President of Manufacturing for IPD Printing. Prior to that, he served as a Business Unit Manager and Manager of Technical Development of Litho-Krome Co., a subsidiary of Hallmark Cards, Incorporated. He holds a B.S. and an M.S. from Rochester Institute of Technology.

        Michael J. Seagram, President and Chief Operating Officer—SBI.    Mr. Seagram joined us in 2003, and since April 1, 2006 has served as President and Chief Operating Officer of SBI. From 2003 to 2006, he served as Vice President of Sales and Marketing of SBI. Before joining SBI, Mr. Seagram was Owner and President of Aristoplay, Ltd., a publisher of children's games, from 1997 to 2003. He was also the Owner and President of the marketing firm, Seagram & Singer, Inc. from 1986 to 1998. Mr. Seagram holds a B.S. from Wayne State University.

        G. Paul Bozuwa, President and Chief Operating Officer—DPC and ULI.    Mr. Bozuwa joined us in 1991 and effective September 2009 began serving as President and Chief Operating Officer of DPC and ULI. From January 2007 to August 2009 Mr. Bozuwa served as Vice President, Global Business Development. Mr. Bozuwa served as President of DJS from 2002 to 2006. From 1995 to 2002, he served as President and Chief Operating Officer of CCP. From 1991 to 1995, he served as Chief Financial Officer of CCP. Mr. Bozuwa is active in industry affairs serving as past Chairman of the Finance Committee and past Treasurer of the Council of Science Editors. He was also the Chairman of the task force on Science, Journals, Poverty and Human Development. Prior to joining us, he was an Associate of Kearsarge Ventures, a venture fund, from 1989 to 1991. Mr. Bozuwa holds a B.A. from Dartmouth College and an M.B.A. from the University of New Hampshire.

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

        Nicholas Daraviras, Director.    Mr. Daraviras has been a member of our board of directors since August 2003. Mr. Daraviras is a Managing Director of JCP. Mr. Daraviras joined JCP in 1996. Mr. Daraviras holds a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Daraviras is also a Director of Carrols Restaurant Group. He has served as director of Edgen Murray II, L.P. or of its predecessor companies since February 2005 and various private companies in which JCP has an interest. Mr. Daraviras brings to the board extensive experience advising portfolio companies of JCP and provides valuable insight regarding strategic, financing, acquisition and management issues.

        Craig H. Deery, Director.    Mr. Deery has been a member of our board of directors since August 2003. He was also a member of our board of directors from 1991 through 2001. Mr. Deery was a Managing Director of JCP from 2002 to 2003. From 1987 to 2002, Mr. Deery was a Managing Director

at BancBoston Capital, where he served on the management committee of BancBoston Capital. While at BancBoston Capital, Mr. Deery supervised a direct investment portfolio of $500 million, including mezzanine securities and equity as a minority, co-invest, and control investor. Prior to 1987, Mr. Deery spent fifteen years at BancBoston, serving as a team leader in domestic lending and as Deputy Managing Director and Senior Credit Officer of BancBoston Australia, Ltd. Mr. Deery holds a B.A. from Bucknell University and an M.B.A. from New York University. He served as Director of First Ipswich Bancorp from 2005-2007. Mr. Deery has a broad knowledge of our business gained throughout his 18 years as a director of the Company. Mr. Deery brings to the board extensive experience advising portfolio companies of BancBoston Capital and JCP and he provides valuable insight to the board regarding strategic, financial, acquisition, and management issues.

        Gary T. DiCamillo, Director.    Mr. DiCamillo has been a member of our board of directors since 1989. Mr. DiCamillo has been a partner for Eaglepoint Advisors, LLC, since January 2010. He served as President and Chief Executive Officer of RADIA International in Dedham, Massachusetts from 2005 to 2009. From 2002 to 2005, Mr. DiCamillo served as President, Chief Executive Officer, and Director of TAC Worldwide Companies. From 1995 to 2002, he was Chairman and Chief Executive Officer of Polaroid Corporation (which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001), and from 1993 to 1995 he was President of Worldwide Power Tools for Black & Decker Corporation. Mr. DiCamillo holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. DiCamillo is also a director of 3Com Corporation from 2000 to April 2010, Whirlpool Corporation from 1997 to the present and Pella Corporation from 1993 to 2007 and from January 2010 to the present. Mr. DiCamillo has a broad knowledge of our business gained throughout his 22 years as a director of the Company and brings to the board his vast experience as a chief executive, non-executive director, and audit committee chair with a variety of both public and private companies. These experiences have provided Mr. DiCamillo with a depth of knowledge in such areas as finance, general management, marketing, risk management and strategic development.

        James L. Luikart, Director.    Mr. Luikart has been a member of our board of directors since 2003. Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1994 after spending over twenty years with Citicorp, the last seven years of which were as a Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart holds a B.A. from Yale University and an M.I.A. from Columbia University. He served as director of W&T Offshore, Inc. from 2002 to 2006; Edgen Murray II, L.P. or of its predecessor companies since February 2005, United Maritime Group LLC in 2010, and various private companies in which JCP has an interest. Mr. Luikart brings to the board extensive experience advising portfolio companies of JCP and provides valuable insight regarding strategic, financing, acquisition and management issues.

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

        George A. Whaling, Director.    Mr. Whaling has been a member of our board of directors since 1998 and is Chairman of Kingston Capital Corporation in New York. From 1980 to 1997, he was Chairman and owner of the Petty Printing Company, a commercial web printer. Mr. Whaling holds a B.A. from Colgate University. Mr. Whaling served as Director of Colgate University, Hamilton Initiative LLC and Augusta Glenn Partners LLC from 2005 to 2006. Mr. Whaling has a broad knowledge of our business gained throughout his 12 years as a director of the Company and his 30 years of experience in the printing industry and he provides valuable insight to the board regarding operational, sales, and management issues.

Board Composition and Director Independence

        The securities holders' agreement among BRS, JCP and the other stockholders of TSG Holdings Corp. provides that TSG Holdings Corp.'s and our board of directors will consist of eight members, including four designees of BRS (who currently are Messrs. Baldwin, DiCamillo, Sheppard and Saxton) and four designees of JCP (who currently are Messrs. Daraviras, Deery, Luikart and Whaling). Pursuant to the securities holders' agreement, we may not take certain significant actions without the approval of each of BRS and JCP. Although our securities are not listed on the New York Stock Exchange, for purposes of this item we have adopted the definition of "independence" applicable under the listing standards of the New York Stock Exchange. Using such definition, the board of directors has determined that each of Messrs. DiCamillo, Deery and Whaling is independent. If we were listed on the New York Stock Exchange, we would be exempt from certain independence requirements with respect to our board of directors and board committees under the "controlled company" exemption. See Part III, Item 13, "Certain Relationships and Related Transactions—Securities Holders' Agreement."

Audit Committee

        The board of directors has an audit committee. The audit committee consists of Messrs. Daraviras, DiCamillo and Sheppard. The audit committee reviews our financial statements and accounting practices, selects our independent registered public accounting firm and oversees our internal audit function. The responsibilities of the Audit Committee are defined in a charter, which has been approved by the Board of Directors. In carrying out their responsibilities, the Committee has reviewed and discussed our audited financial statements with management, and it has discussed the matters which are required to be discussed by AU Section 380 (The Auditor's Communication with Those Charged With Governance), as adopted by the Public Company Accounting Oversight Board, with our Independent Registered Public Accounting Firm. In addition, the Committee has reviewed the written disclosures required by the Public Company Accounting Oversight Board, which were received from our Independent Registered Public Accounting Firm, and has discussed the Independent Registered Public Accounting Firm's independence with them. The Audit Committee has reviewed the fees of the Independent Registered Public Accounting Firm for non-audit services and believes that such fees are compatible with the independence of the Independent Registered Public Accounting Firm.

        Based on these reviews and discussions, the Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

        The Board of Directors has determined that Mr. DiCamillo, the chairman of the audit committee, is the "audit committee financial expert" as defined in applicable SEC rules and regulations. Mr. DiCamillo is "independent" as defined in the listing standards of the New York Stock Exchange.

Code of Business Conduct

        Our Code of Business Conduct applies to all employees of The Sheridan Group, Inc. and all its wholly-owned subsidiaries. Each supervisor and above has been required to sign annually that they have read, understand and will comply with the Code. Our Code of Business Conduct is included on our internet website at www.sheridan.com. If any substantive amendments are made to the Code of Business Conduct or the Board of Directors grants any waiver from a provision of the Code to any officers of The Sheridan Group, Inc. or its wholly-owned subsidiaries, the nature of such amendment or waiver will be disclosed on our website.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

        This Compensation Discussion and Analysis ("CD&A") provides an overview of our executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and certain other executive officers (collectively, the named executive officers) for 2010 (as presented in the tables which follow this CD&A).

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

Setting Executive Compensation

        Based on the foregoing philosophy, the company's annual and long-term incentive-based cash and non-cash executive compensation has been structured to (a) pay competitive levels of compensation in order to attract and retain qualified executives, (b) motivate executives to achieve the short-term and long-term business goals set by us and reward the executives for achieving such goals and (c) reward long-term performance. We compete with many larger companies for top executive-level talent. Competitors include RR Donnelley, WorldColor, Cenveo (previously Cadmus), Quad Graphics, Edwards Brothers, and numerous other printing companies. We consider these our primary competitors because we compete against these companies in each of our market segments. Accordingly, we generally consider the compensation paid to similarly situated executives at these larger corporations, together with individual experience, performance and cost-of-living factors, when determining the overall compensation available to our named executive officers. A significant percentage of total compensation is allocated to incentive compensation. However, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, market data, internal pay equity and performance are the factors considered in determining the appropriate level and mix of incentive compensation.

Compensation Policies and Practices as they Relate to Risk Management

        We conducted an assessment of potential risks arising from our compensation policies and practices and concluded that these risks are not reasonably likely to have a material adverse effect on the Company.

2010 Executive Compensation Components

        For the fiscal year ending December 31, 2010, the principal components of compensation considered by the compensation committee for named executive officers were:

  •
  Base salary;

  •
  Non-equity annual incentive compensation;

  •
  Stock-based incentive compensation;

  •
  Non-qualified deferred compensation program; and

  •
  Perquisites and other benefits.

        We have also entered into employment agreements and/or change in control arrangements with all of the named executive officers. In addition to the compensation components listed above, these agreements provide for post-employment severance payments and benefits in the event of a termination of employment under certain circumstances. The terms of these agreements are described in more detail below (see the section entitled "Potential Payments on Termination or a Change in Control"). We believe that these agreements provide an incentive to the named executive officers to remain with us and serve to align the interests of the executives and the stockholders in the event of a potential acquisition. Additionally, a retention award, made to the Deferred Compensation Plan described below, was provided to a certain named executive officer whose retention is determined by our board of directors to be critical to our ongoing success.

Base Salary

        We provide the named executive officers with base salaries to compensate them for services rendered during the fiscal year. The base salaries for our CEO, Messrs. Jakobe and Bozuwa, and Mss. Davidson and Stricker are contained in their respective employment agreements and are subject to increase at the discretion of our board of directors. Base salary levels are intended to reflect an individual's responsibilities, performance and expertise and are designed to be competitive with salary levels in effect at other manufacturing companies, and in particular, companies within the printing industry. Accordingly, we establish salaries for the named executive officers on the basis of personal performance and by reviewing available national and printing industry compensation data from time to time, including published salary surveys regarding compensation of officers of larger and smaller companies, both within and outside the printing industry. Our CEO annually reviews and provides his subjective assessment of the performance of each of our named executive officers and recommends whether any adjustment to base salary for any named executive officer should be considered by the compensation committee. The compensation committee generally affords significant consideration to the CEO's recommendations based on his proximity to the other named executive officers and understanding of their day-to-day performance and responsibilities. Based on the CEO's recommendations and the compensation committee's review of available market data, the compensation committee set base salaries for 2010 at the levels reported in the Summary Compensation Table, below. The compensation committee believes such salaries are in line with market data and reflect the responsibilities, performance and expertise of our named executive officers.

Annual Incentive Compensation

        Management Performance Incentive Plan.    Annual cash bonuses are generally considered for inclusion in our executive compensation program because we believe that a significant portion of each named executive officer's compensation should be contingent on our annual performance, as well as the individual contribution of the executive. Accordingly, our named executive officers have historically participated in a management performance incentive plan, which compensated them for achievement of certain objectives established annually by our board of directors. Historically, these objectives have been based on our earnings before interest, taxes, depreciation and amortization ("EBITDA"), the EBITDA of each executive's operating subsidiary and individual performance. For purposes of our management performance incentive plan and our profit sharing plan (discussed below), our EBITDA is calculated the same way WCF EBITDA is calculated as described in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. To the extent applicable with respect to any named executive officer's award, the same EBITDA calculation is performed for the applicable operating subsidiary.

        The management performance incentive plan was suspended for 2009 as a cost-savings measure to offset revenue reductions brought on by the economic recession. This plan was reinstated for 2010 and the following is a summary of how the management performance incentive plan operated for 2010.

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

        The board of directors establishes the financial performance objectives for our named executive officers and designates the portion of each named executive officer's annual bonus that would be eligible to be paid based on a subjective assessment of such individual's performance, in the board's discretion. There is no calculation or metric used for determining the subjective individual performance score; it is determined in the Board's discretion based on the input of the CEO and the board's view of the individual named executive officer's contribution to our success. The individual component was capped at 50% of maximum potential for 2010.

        The financial objectives are set based on the annual plan that is approved by the Board of Directors. The maximum target is set to be approximately 2-4% above the target and the minimum is set to be approximately 8-10% below the target. EBITDA is the primary measure that private equity investors like ours often use to determine the success of their portfolio companies. TSG and operating company subsidiary EBITDA targets, consistent with the company's annual financial plan that is approved by the board of directors, are set at levels to incent improvement over previous year operating results and are designed to be relatively challenging to achieve and very difficult to exceed. Accordingly, the Board of Directors sets financial performance goals at levels that it expects will be achieved, at least in part, for a fiscal year. TSG financial targets have not been achieved in any of the last three fiscal years. Operating company subsidiary EBITDA targets have been achieved at least at the threshold level in two of the last three years.

        Mr. Saxton was eligible for a maximum award of 100% of base salary in 2010. 75% of this award was based on attainment of TSG financial objectives and 25% was discretionary based on individual performance. TSG financial objectives were not achieved in 2010 and only 50% of the discretionary award was earned ($76,100). There is no minimum threshold for the discretionary portion of the bonus. It is totally discretionary based on the board's view of an individual's contribution to our success. The management performance incentive plan was suspended for 2009. Mr. Saxton was eligible for a maximum award of 100% of base salary in 2008. 50% of this award was based on attainment of TSG financial objectives, 25% was based on attainment of Sheridan Europe financial objectives, and 25% was discretionary based on individual performance. The TSG and Sheridan Europe financial objectives were not achieved; therefore, no award was earned for these components. There was no discretionary award earned in 2008.

        Mr. Jakobe was eligible for a maximum award of 50% of base salary in 2010. 75% of this award was based on attainment of TSG financial objectives and 25% was discretionary based on individual performance. TSG financial objectives were not achieved in 2010 and only 50% of the discretionary award was earned ($19,100). There is no minimum threshold for the discretionary portion of the bonus. It is totally discretionary based on the board's view of an individual's contribution to our success. The management performance incentive plan was suspended for 2009. Mr. Jakobe was eligible for a maximum award of 50% of base salary in 2008. 50% of this award was based on attainment of TSG financial objectives, 25% was based on attainment of Sheridan Europe financial objectives, and 25% was discretionary based on individual performance. The TSG and Sheridan Europe financial objectives were not achieved; therefore, no award was earned for these components. There was no discretionary award earned in 2008.

        Ms. Davidson was eligible for a maximum award of 50% of base salary in 2010. 50% of this award was based on Publications financial objectives, 25% of the award was based on TSG EBITDA and 25% was discretionary based on individual performance. Ms Davidson received an incentive award equal to 27.5% of the of the maximum award as follows: 15% for achieving Publications EBITDA targets ($24,700) and 12.5% as a discretionary award for individual performance ($20,600) based on the board's view of her effectiveness as Group President. There is no minimum threshold for the discretionary portion of the bonus. It is totally discretionary based on the board's view of an individual's contribution to our success. TSG financial objectives were not achieved in 2010, therefore, no award was earned for this component. The total 2010 award was equal to $45,300, or approximately 13.7% of her base salary. The management performance incentive plan was suspended for 2009. Ms. Davidson was eligible for a maximum award of 50% of base salary in 2008. 50% of this award was based on attainment of Publications financial objectives, 25% was based on attainment of Sheridan US (TSG) financial objectives, and 25% was discretionary based on individual performance. Ms. Davidson received an incentive award equal to 42.5% of the maximum award as follows: 27.5% for achieving Publications EBITDA financial targets ($44,647) and 15% as a discretionary award ($24,353) for individual performance. The TSG financial objectives were not attained; therefore, no award was earned for this component. The total 2008 award was equal to $69,000, or approximately 21.2% of her base salary.

        Mr. Bozuwa was eligible for a maximum award of 50% of base salary in 2010. 50% of this award was based on attainment of DPC and ULI financial objectives, 25% was based on TSG EBITDA, and 25% was discretionary based on individual performance. DPC/ULI financial objectives and TSG

EBITDA were not achieved in 2010. Only 40% of the discretionary award was earned for individual performance in 2010 ($15,900). There is no minimum threshold for the discretionary portion of the bonus. It is totally discretionary based on the board's view of an individual's contribution to our success. The management performance incentive plan was suspended for 2009. Mr. Bozuwa was eligible for a maximum award of 50% of base salary in 2008. 100% of this award was based on attainment of Global Print Network (GPN) EBITDA objectives. GPN EBITDA objectives were not achieved; therefore, no bonus was earned in 2008.

        Ms. Stricker was eligible for a maximum award of 50% of base salary in 2010. 50% of this award was based on attainment of TSP financial objectives, 25% was based on TSG EBITDA, and 25% was discretionary based on individual performance. Ms. Stricker received an incentive award equal to 62.5% of the maximum award as follows: 50% for achieving TSP financial targets ($60,900) and a 12.5% discretionary award for individual performance ($15,300) based on the board's view of her effectiveness as President and Chief Operating Officer of TSP. There is no minimum threshold for the discretionary portion of the bonus. It is totally discretionary based on the board's view of an individual's contribution to our success. TSG financial objectives were not achieved in 2010, therefore, no award was earned for this component. The total 2010 award was equal to $76,200, or approximately 31.3% of her base salary. The management performance incentive plan was suspended for 2009. Ms. Stricker was eligible for a maximum award of 50% of base salary in 2008. 50% of this award was based on attainment of TSP financial objectives, 25% was based on TSG EBITDA, and 25% was discretionary based on individual performance. Ms. Stricker received an incentive award equal to 75% of the maximum award as follows: 50% for achieving TSP financial targets ($67,500) and a 25% discretionary award for individual performance ($22,500). The total 2008 award was equal to $90,000, or approximately 37.5% of her base salary.

        Annual incentive compensation awards for 2010 and 2008 appear as "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table.

        Profit Sharing Plan.    The Sheridan Group Profit Sharing Plan is a broad-based incentive program provided to all eligible employees at each location, excluding TDP and DJS. The board of directors determines, on an annual basis, if a profit sharing contribution will be made for each participating company. The contribution, if any, is determined by a formula approved by our board of directors.

        The profit sharing plan was suspended as a cost-savings measure for all locations other than TSP to offset revenue reductions brought on by the economic recession. Under the formula approved for 2010, a guideline was established of 6.5% of EBITDA for TSP. If company EBITDA is a positive number, the established percent of EBITDA is put into the profit sharing pool. The total dollar contribution for an operating subsidiary cannot exceed 6.5% of its total payroll for the year. Additionally, a company must also meet a minimum threshold of an 8% net profit margin (before profit sharing) in order to be eligible for profit sharing. In 2009, all companies transitioned to payment of profit sharing in cash; however, employees have the option of deferring their cash payment into their 401(k) accounts. Ms. Stricker was the only named executive officer eligible to receive a profit sharing award for 2010. The $15,491 profit sharing award for Ms. Stricker is reported in the "All Other Compensation" column in the Summary Compensation Table shown below.

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

        Options granted under the Stock-Based Incentive Compensation Plan have exercise prices equal to or above the fair market value of the underlying common stock (as determined under the Stock-Based Incentive Compensation Plan) on the grant date and are equally split 50% between a time-based vesting schedule and a performance-based vesting schedule. Time-based awards vest 20% per year over five years subject to the executive's continued employment with us. Performance-based awards vest 20% per year over five years based on us achieving a per share equity value, as defined by the option agreements, each year as determined by the board. The per share equity value is calculated by multiplying our twelve month EBITDA by a pre-defined multiple, then subtracting net debt, and then dividing by the number of issued and outstanding shares of TSG Holdings Corp. Common Stock. If an annual performance target is not met in any of the five years, but is achieved by meeting subsequent year targets, shares will vest for all preceding plan years. The targets for the performance based options were established based upon the original objectives that BRS and JCP established when they bought us in 2003 (as modified in connection with the Dingley Acquisition in 2004) and wanted to incent management to deliver the rate of return expected on their investment in us.

        Three named executive officers received option awards in fiscal year 2010. Mr. Saxton received 4,060 shares, Ms. Davidson received 1,500 shares, and Ms. Stricker received 300 shares.

        We do not require our named executive officers to maintain a minimum ownership interest in us or our affiliates.

Nonqualified Deferred Compensation

        In General.    Our nonqualified deferred compensation program serves primarily to attract and retain qualified executives by providing them with enhanced tax deferral opportunities and retirement benefits in addition to those provided under our broad-based 401(k) plan. Under the nonqualified deferred compensation plan, officers, directors and certain management employees may annually elect (via individual contracts) to defer a portion of their compensation, on a pre-tax basis. The benefit is based on the amount of compensation (salary and bonus) deferred, employer "make-whole" contributions, employer discretionary contributions and earnings on these amounts. Make-whole contributions are matching contributions and profit sharing contributions which we would have made to the participants' accounts under the 401(k) plan were we not prohibited from making such contribution under the limits applicable to the 401(k) plan under the Internal Revenue Code. Make-whole contributions are made early in the year following the year in which the applicable matching and profit sharing contributions to our 401(k) plan were limited. Accordingly, such contributions for 2010 include a component relating to 2009's profit sharing plan even though such profit sharing plan was unavailable to most of the named executive officers in 2010. Individuals are fully vested in deferred salary and bonus amounts; however, the make-whole contributions vest in full after two years of employment, which is the same schedule applicable to employer contributions under the 401(k) plan. The employer discretionary contributions become vested pursuant to a vesting schedule as determined by us.

        Salary and bonus amounts deferred by named executive officers in 2010 under the nonqualified deferred compensation plan are shown in the "Executive Contributions" column of the Deferred Compensation Table below. Employer make whole and discretionary contributions for 2010 are shown in the "Registrant Contributions" column of the Deferred Compensation Table and in the "All Other Compensation" column of the Summary Compensation Table.

        Retention Awards.    Annual retention awards are employer discretionary contributions paid to certain management employees whose retention is determined by our board of directors to be critical to our ongoing success. These awards are deposited in the deferred compensation plan under the employee's name and vest after five years. Distribution is made on a date previously elected by the executive. Other than the awards paid in accordance with the employment agreement of Ms. Davidson, these awards are solely awarded at the board of directors' discretion. Any awards made outside of an employment agreement were equal to 10% of base salary.

        In 2010, our board of directors provided a retention award to Ms. Davidson in the amount of $82,388 in accordance with the terms of her existing employment agreement. The retention awards for our named executive officers are disclosed under "All Other Compensation" on the Summary Compensation Table and in the Nonqualified Deferred Compensation table under Registrant Contributions.

        Effective as of September 1, 2010, the Company adopted the Change-of-Control Incentive Plan for Officers under which certain executives, including the named executive officers, would be entitled to extended additional severance benefits in the event of a change of control with a specific strategic buyer. This plan was adopted because the Board felt that is was necessary to incent such officers to remain in the employ of the Company notwithstanding any risks and uncertainties created by a potential change of control. The amounts of such additional severance benefits are set forth under "Potential Payments Upon Termination or a Change in Control."

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

        Perquisites and Other Benefits.    The named executive officers are not generally entitled to benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements (other than the 401(k) plan and the nonqualified deferred compensation plan), post-retirement health coverage or similar benefits for our executives. However, some of the named executive officers are entitled to certain insurance benefits, relocation benefits and an executive physical program. These perquisites are provided because we view the benefits as being very closely related to the services our named executive officers perform for us. Supplemental Long-Term disability insurance is provided as an income security measure in the event of a catastrophic illness. Relocation benefits are provided to all management employees who are relocated at our request, including named executive officers. The executive physical program benefit is provided to all of our key managers and officers, including the named executive officers, to ensure their continuing ability to fulfill the responsibilities of their respective positions. These amounts are noted in the "All Other Compensation" column in the Summary Compensation Table. The Committee believes that these benefits are consistent with the goal of attracting and retaining superior executive talent.

Tax and Accounting Implications

        Deductibility of Certain Compensation.    Section 162(m) of the Internal Revenue Code imposes a $1.0 million limit on the deductibility of compensation paid to certain executive officers of public companies, unless the compensation meets certain requirements for "performance-based" compensation. Although Section 162(m) does not apply to companies that do not have registered common equity securities, we generally consider the potential loss of deduction under Section 162(m) in designing certain types of compensation plans so that such plans may protect us from a potential loss of deduction if our common equity securities become publicly traded. In determining executive compensation, the compensation committee considers, among other factors, the possible tax consequences to us and to the executives. However, tax consequences, including but not limited to tax deductibility by us, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights) that are beyond our control. In addition, the compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For all of the foregoing reasons, the compensation committee, while considering tax deductibility as one of its factors in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible. The compensation committee will, of course, consider alternative forms of compensation, consistent with its compensation goals, which preserve deductibility.

        Accounting Impact.    The compensation committee does not consider potential accounting treatment in making decisions regarding equity-based or cash-based compensation.

Compensation Committee Report

        Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report for the fiscal year ending December 31, 2010.

Thomas J. Baldwin Craig H. Deery James L. Luikart

        The following table summarizes compensation awarded or paid by us during 2010, 2009, and 2008 to our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three next most highly compensated executive officers (our "named executive officers"). Perquisites and other benefits included in the All Other Compensation column are disclosed and itemized in the "All Other Compensation" table below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John A. Saxton	2010	601,408	—	—	47,177	76,100	34,005	758,690
President and Chief	2009	619,967	—	—	—	—	143,833	763,800
Executive Officer	2008	599,567	—	—	—	—	108,136	707,703
Robert M. Jakobe	2010	302,626	—	—	—	19,100	2,442	324,168
Executive Vice President	2009	310,011	—	—	—	—	35,546	345,557
and Chief Financial Officer	2008	299,694	—	—	—	—	78,160	377,854
Joan B. Davidson	2010	328,994	—	—	17,430	45,300	84,275	475,999
Group President	2009	335,800	—	—	—	—	121,509	457,309
	2008	324,596	—	—	—	69,000	136,238	529,834
G. Paul Bozuwa(5)	2010	258,325	300	—	—	15,900	914	275,439
President & COO—	2009	255,399	—	—	—	—	222,555	477,954
DPC/ULI	2008	81,736	—	—	—	—	94,307	176,043
Patricia A. Stricker	2010	251,571	300	—	3,486	76,200	16,410	347,967
President & COO—TSP	2009	238,878	—	—	—	—	45,378	284,256
	2008	239,917	135	—	—	90,000	58,437	388,489

(1)
Ms. Stricker received a $135 Christmas bonus in 2008. Ms. Stricker and Mr. Bozuwa received a special incentive bonus of $300 in 2010.

(2)
Three named executive officers received option awards in 2010. Mr. Saxton received 4,060 shares, Ms. Davidson received 1,500 shares, and Ms. Stricker received 300 shares. The amounts shown represent the aggregate grant date fair value of awards during the year determined in accordance with FASB ASC Topic 718. The assumptions made in determining the grant date fair values of the options are disclosed in Note 3 of our consolidated financial statements.

(3)
The amounts reported as "Non-Equity Incentive Plan Compensation" for 2010, 2009, and 2008 consist of bonuses paid as management performance incentive compensation.

(4)
The amounts reported as "All Other Compensation" for 2010, 2009, and 2008 are itemized in the "All Other Compensation" table below.

(5)
Mr. Bozuwa worked for an affiliate of our parent during a portion of 2008. Base salary for 2008 reflects only wages for services performed for the Company.

All Other Compensation

Name	Year	Spousal Travel	Taxable Relocation Income	Other Non Cash	Retention Awards	Additional Disability Coverage	Taxable Term Life	Physical Program	GTL Taxable Income	Profit Sharing	Profit Sharing Make Whole	401k Match	401(k) Fixed 1%	401(k) Make Whole	Total All Other Comp
		($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
John A. Saxton	2010	265	—	1,050	—	4,033	12,230	6,213	6,732	—	—	—	—	3,482	34,005
President and	2009	—	—	850	—	4,000	12,230	2,784	6,732	—	92,957	7,569	—	16,711	143,833
Chief	2008	—	—	850	—	4,000	12,230	—	4,390	23,000	43,666	4,600	2,300	13,100	108,136
Executive Officer
Robert M. Jakobe	2010	341	—	—	—	—	—	—	2,100	—	—	—	—	—	2,442
Executive Vice	2009	—	—	—	—	—	—	3,047	2,100	—	20,469	5,526	—	4,404	35,546
President	2008	—	—	—	30,000	2,735	—	3,731	2,069	23,000	7,481	4,600	2,300	2,244	78,160
and Chief
Financial
Officer
Joan B. Davidson	2010	753	—	—	82,388	—	—	—	801	—	—	—	—	333	84,275
Group President	2009	—	—	—	82,388	—	—	3,501	801	—	21,780	8,068	—	4,971	121,509
	2008	959	—	—	81,250	2,740	—	—	788	23,000	15,847	4,600	2,300	4,754	136,238
Paul Bozuwa	2010	—	—	—	—	—	—	—	914	—	—	—	—	—	914
President &	2009	—	205,039	—	—	—	—	—	596	—	12,315	4,605	—	—	222,555
COO—	2008	—	—	—	62,500	—	—	—	587	23,000	2,475	3,400	2,098	247	94,307
DPC/ULI
Patricia A. Stricker	2010	—	—	—	—	—	—	—	569	15,491	—	—	—	350	16,410
President &	2009	—	—	—	—	—	—	3,699	569	21,248	12,562	7,225	—	75	45,378
COO—TSP	2008	—	—	—	24,000	—	—	—	373	23,000	3,241	4,600	2,300	923	58,437

        Retention awards and make-whole contributions are invested in the deferred compensation plan. Even though the profit sharing plan was not available in 2010 for named executive officers other than Ms. Stricker, Mr. Saxton and Ms. Davidson's deferred compensation plan accounts were credited with a profit-sharing make-whole contribution in 2010 due to the limitations applicable to our 401(k) plan for 2009. 401(k) match is invested in the 401(k) plan. Pre-2010 Profit sharing and 1% fixed contributions are also invested in the 401(k) plan.

Grants of Plan-Based Awards

		(1) Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards
	Grant Date
Name		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	($)	($)	($)	($)	($)	($)
John A. Saxton	N/A	76,054	190,100	304,214		47,177				47,177
President and Chief
Executive Officer
Robert M. Jakobe	N/A	19,015	47,500	76,060		—				—
Executive Vice President and
Chief Financial Officer
Joan B. Davidson	N/A	20,597	48,100	82,388		17,430				17,430
Group President
G. Paul Bozuwa	N/A	15,845	36,500	63,879		—				—
President & COO—DPC/ULI
Patricia A. Stricker	N/A	15,227	35,800	60,908		3,486				3,486
President & COO—TSP

 Outstanding Equity Awards at Fiscal Year-End

		Option Awards
Name		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John A. Saxton	(1)	3,300		2,200	10.00	11/16/2013
	(2)	0		4,060	23.24	2/3/2020
Robert M. Jakobe	(1)	3,300		2,200	10.00	11/16/2013
Joan B. Davidson	(1)	2,100		1,400	10.00	11/16/2013
	(2)	0		1,500	23.24	2/3/2020
G. Paul Bozuwa	(1)	1,800		1,200	10.00	11/16/2013
Patricia A. Stricker	(1)	1,620		1,080	10.00	11/16/2013
	(2)	0		300	23.24	2/3/2020

(1)
Stock option awards were awarded on October 16, 2003. The shares began vesting on January 1, 2004. Twenty percent (20%) of the time-based shares vest each year on January 1st, i.e. 20% vested on January 1, 2005, 20% vested on January 1, 2006, 20% vested on January 1, 2007, 20% vested on January 1, 2008, and the remaining 20% vested on January 1, 2009. As of December 31, 2009, 100% of the Named Executive Officers' time-based shares were vested. Because our 2010 performance targets were not met, only 20% of performance shares vested through December 31, 2010. The established performance-based option targets (per share equity values, as defined in the stock option agreements) are $20/share on 1/1/05, $52/share on 1/1/06, $86/share on 1/1/07, $118/share on 1/1/08, $148/share on 1/1/09, $178/share on 1/1/10.

(2)
Stock option awards were awarded on February 4, 2010. The shares began vesting on January 1, 2011. Twenty percent (20%) of the time-based shares vest each year on January 1st, i.e., 20% vested on January 1, 2011, 20% will vest on January 1, 2012, 20% will vest on January 1, 2013, 20% will vest on January 1, 2014, and the remaining 20% will vest on January 1, 2015. The established performance-based option targets (per share equity values, as defined in the stock option agreements) are $35/share on 1/1/11, $40/share on 1/1/12, $85/share on 1/1/13, $85/share on 1/1/14, and $85/share on 1/1/15.

        See Stock-Based Incentive Compensation under the Compensation Discussion and Analysis for details on the vesting schedule.

 Option Exercises and Stock Vested in Last Fiscal Year

Option Awards
Name	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise ($)
John A. Saxton	—	—
President and Chief
Executive Officer
Robert M. Jakobe	—	—
Executive Vice President
and Chief Financial Officer
Joan B. Davidson	—	—
Group President
G. Paul Bozuwa	—	—
President & COO—DPC/ULI
Patricia A. Stricker	—	—
President & COO—TSP

(1)
No options were exercised during 2010.

Nonqualified Deferred Compensation

Name	Executive Contributions in last FY ($)	Registrant Contributions in Last FY ($) (Retention Bonus and Make- Wholes)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
John A. Saxton	0	3,482	15,337	0	184,762
Robert M. Jakobe	—	0	5,111	74,218	47,139
Joan B. Davidson	0	82,721	53	45,641	343,639
G. Paul Bozuwa	—	0	33,892	57,471	232,854
Patricia A. Stricker	0	350	4,541	14,751	71,638

(1)
Registrant contributions for Fiscal Years ending 2010, 2009, and 2008, respectively, that were included in the Summary Compensation Table are as follows: Mr. Saxton—Make Whole Contributions of $3,482, $109,668, and $56,766; Mr. Jakobe—Make Whole Contributions of $0, $24,873, and $9,725 and Retention Awards of $0, $0, $30,000; Ms. Davidson—Make Whole Contributions of $333, $26,751, and $20,601 and Retention Awards of $82,388, $82,388, and $81,250; Mr. Bozuwa—Make Whole Contributions of $0, $12,315, and $2,722 and Retention Awards of $0, $0, and $62,500; and Ms. Stricker—Make Whole Contributions of $350, $12,637, and $4,164 and Retention Awards of $0, $0, and $24,000. Retention awards and employer make-whole contributions (described below) are reported in the Summary Compensation Table in the "All Other Compensation" column.

        The types of compensation that may be deferred under our nonqualified deferred compensation plan are salary, profit share and bonus (deferred at the employee's election), employee retention awards, employer make-whole contributions, employer discretionary contributions and earnings on the deferrals. The individuals are fully vested in the compensation they voluntarily defer; however, the make-whole contributions, the employer discretionary contributions and employee retention awards are subject to vesting requirements. Make-whole contributions vest once the employee has attained two years of service. Employee retention awards cliff vest after five years. Employees may defer up to 20% of their base salary and up to 100% of any earned bonus or profit share into the deferred compensation program on an annual basis. Earnings under the nonqualified plan are calculated by reference to the return on investment of funds selected by the executives from a menu of investment fund options offered under the plan. These investment fund options are the same options as are available to all participants under our 401(k) plan. Participants may change their investment fund elections at any time. A participant may elect distribution of their vested account balance at a fixed payment date, no earlier than the third calendar year after the calendar year in which the initial election is made, five years after a previously-scheduled distribution is to be made, or upon separation of service from the company.

        The table below shows the funds available under our 401(k) plan and their annual rate of return for the calendar year ended December 31, 2010:

Deferred Compensation Investment Options

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Fidelity Advisor Freedom 2010 A	12.20	Fidelity Advisor Freedom 2025 A	14.68
Fidelity Advisor Freedom 2020 A	13.78	Fidelity Advisor Freedom 2035 A	15.73
Fidelity Advisor Freedom 2030 A	15.16	Fidelity Advisor Freedom 2045 A	16.24
Fidelity Advisor Freedom 2040 A	15.86	Fidelity Advisor High Income Advantage	17.85
Fidelity Advisor Freedom 2050 A	16.43	Legg Mason Value, FI	7.31
Maxim Money Market Portfolio	0.00	Franklin Small-Mid-Cap Growth Fund A	28.43
PIMCO Total Return A	8.36	Legg Mason Special Investment FI	19.85
PIMCO Low Duration Fund A	4.56	Pennsylvania Mutual Fund Consultant CI	22.66
Davis NY Venture Fund	12.11	American Funds EuroPacific A	9.40
Hartford Capital Appreciation	12.87	RS Value Fund	25.47
Fidelity Advisor Freedom 2015 A	12.41	American Funds Growth Fund of America	12.28
		Pennsylvania Mutual Fund Service	23.80

Potential Payments on Termination or Change of Control

        Our employment agreements with Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Bozuwa and Ms. Stricker provide that if the executive is terminated by us without "cause" or by the executive for "good reason," the executive will be entitled to receive the following amounts: (1) severance pay equal to his or her annual base salary and average annual incentive bonus during the two years preceding the termination for a period of 18 months in the case of Messrs. Jakobe and Bozuwa and Mss. Davidson and Stricker, and 24 months in the case of Mr. Saxton, (2) all amounts credited to the executive under our deferred compensation plan will fully vest and become payable in a single lump sum and (3) the executive will continue to have coverage under our health insurance plan for 18 months, or 24 months in the case of Mr. Saxton. A termination shall be for "cause," as defined in the agreements, if any one or more of the following has occurred: i) the employee shall have committed an act of fraud, embezzlement or misappropriation against the employer, including, but not limited to, the offer, payment, solicitation or acceptance of any unlawful bribe or kickback with respect to the employer's business; or, ii) the employee shall have been convicted by a court of competent jurisdiction of, or pleaded guilty or nolo contendere to, any felony or any crime involving moral turpitude; or, iii) the employee shall have refused, after explicit written notice, to obey any lawful resolution of or direction by the Board which is consistent with his duties; or, iv) the employee has been chronically absent from work (excluding vacations, illnesses or leaves of absence approved by the Board); or, v) the employee shall have failed to perform the duties incident to his employment with the employer on a regular basis, and such failure shall have continued for a period of twenty (20) days after written notice to the employee specifying such failure in reasonable detail (other than as a result of the employee's disability); or, vi) the employee shall have engaged in the unlawful use (including being under the influence) or possession of illegal drugs on the employer's premises; or vii) the employee shall have breached any one or more of the provisions of the Stock Purchase Agreement, dated as of August 1, 2003, among The Sheridan Group, Inc. and its stockholders as amended and in effect from time to time, and such breach shall have continued for a period of ten (10) days after written notice to the employee specifying such breach in reasonable detail. "Good reason" is defined as the occurrence of: i) a material reduction in the employee's status, position, scope of authority or responsibilities, the assignment to the employee of any duties or responsibilities which are materially inconsistent with such status, position, authority or responsibilities; involuntary relocation of the employee to an extent requiring an increase in his commute to his normal place of employment of more than 50 miles; or any removal of the employee from or failure to reappoint him to any of positions to which the employee has been appointed by the employer, except in connection with the termination of his employment; or, ii) a material reduction by the employer in the employee's compensation or benefits, except in conjunction with a general reduction by the employer in the salaries of its executive level employees or the TSG site management team.

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

        The following table summarizes potential benefits that each of the Named Executive Officers would have received under their employment agreements or change in control arrangements on December 31, 2010, if a termination without cause or for good reason occurred, or they had been terminated following a change in control.

Named Executive Officer	Severance Pay	Incentive Pay	Deferred Compensation	COBRA (Employer's Portion)
John A. Saxton	$1,977,392	$123,666	$184,762	$32,468
Robert M. Jakobe	$836,662	$26,262	$47,139	$27,473
Joan B. Davidson	$906,263	$62,288	$343,639	$27,473
G. Paul Bozuwa	$697,170	$21,863	$232,854	$38,074
Patricia A. Stricker	$669,989	$104,775	$71,638	$38,074

Severance payments for the named executive officers include the additional benefits that are described under "Retention Awards."

Compensation of Directors

        Beginning on January 1, 2010, each director who is not also one of our executive officers or an employee of BRS or JCP will receive a fee of $30,000 per year for their service on our board of directors. The chairman of the audit committee (Mr. DiCamillo) will receive an additional fee of $5,000 per year. All directors are reimbursed for any personal expenses incurred in the conduct of their duties as a director. There were no stock options awarded to directors during 2010. A summary of fees paid to our directors in 2010 is as follows:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Gary T. DiCamillo	$35,000	—	$35,000
Craig H. Deery	$30,000	—	$30,000
George A. Whaling	$30,000	—	$30,000

Compensation Committee Interlocks and Insider Participation

        In 2010, the compensation committee consisted of Messrs. Baldwin, Deery and Luikart. None of the members of the compensation committee are currently, or have been at any time since the time of our formation, one of our officers or employees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We are a wholly-owned subsidiary of TSG Holdings Corp, which has pledged our shares as security for our obligations under our working capital facility. The following table sets forth certain information regarding the beneficial ownership of TSG Holdings Corp., as of March 29, 2011, by (i) each person or entity known to us to own more than 5% of any class of TSG Holdings Corp.'s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. TSG Holdings Corp.'s outstanding securities consist of about 597,433 shares of TSG Holdings Corp. common stock and about 45,326 shares and 4,234 shares of TSG Holdings Corp. Series A and Series B preferred stock, respectively, the terms of which are described in more detail below. Additionally, there are 17,580 options to purchase common stock outstanding that are held by our executive officers. To our knowledge, each of such stockholders will have sole voting and investment power as to the stock shown unless otherwise noted.

Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Number and Percent of Shares of TSG Holdings Corp.(1)
	Preferred Stock				Common Stock
	Series A		Series B
	Number	Percent	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Bruckmann, Rosser, Sherrill & Co. II, L.P.(2) 126 East 56th Street, New York, NY, 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
Funds affiliated with Jefferies Capital Partners(3) 520 Madison Avenue, New York, NY 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
Christopher A. Pierce(4)(5)	3,096	6.8%	289	6.8%	42,577	7.1%
Named Executive Officers and Directors:
John A. Saxton(4)(6)(7)	1,340	3.0%	125	3.0%	21,308	3.5%
Robert M. Jakobe(4)(8)(9)	108	0.2%	10	0.2%	4,721	0.8%
Joan B. Davidson(4)(10)	67	0.1%	6	0.1%	3,130	0.5%
G. Paul Bozuwa(4)(11)	268	0.6%	25	0.6%	5,320	0.9%
Patricia A. Stricker(4)(12)	91	0.2%	—	—	2,730	0.5%
Thomas J. Baldwin(13)(14)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas Daraviras(15)	—	—	—	—	—	—
Craig H. Deery(4)	245	0.5%	23	0.5%	3,212	0.5%
Gary T. DiCamillo(4)	268	0.6%	25	0.6%	3,520	0.6%
James L. Luikart(15)(16)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas R. Sheppard(13)	—	—	—	—	—	—
George A. Whaling(4)	272	0.6%	25	0.6%	3,572	0.6%
All executive officers and directors as a group (15 persons)(17)	41,220	90.9%	3,919	92.5%	560,790	91.0%

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

(2)
The Sheridan Group Holdings (BRS), LLC (the "BRSLLC") is controlled by Bruckmann, Rosser, Sherrill & Co. II, L.P. (the "BRS Fund") which is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co., LLC. BRSE, L.L.C. ("BRSE") is the general partner of the BRS Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by BRSLLC. BRSE has the power to direct BRSLLC as to the voting and disposition of shares held by BRSLLC. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by BRSLLC. Bruce Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Paul D. Kaminski and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by BRSLLC. BRSE expressly disclaims beneficial ownership of the shares owned by BRSLLC. Each of Messrs. Bruckmann, Rosser, Sherrill, Kaminski and Baldwin expressly disclaims beneficial ownership of the shares owned by BRSLLC.

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

(6)
Includes 17,602 common shares, 1,340 Series A preferred shares and 125 Series B preferred shares which are owned by RBC Capital Markets Corp. FBO John Saxton. Mr. Saxton may be deemed to beneficially own such shares.

(7)
Includes options to purchase 3,706 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(8)
Includes 1,288 common shares and 108 Series A preferred shares which are owned by CGM Custodian FBO Robert M. Jakobe Roll-over IRA. Mr. Jakobe may be deemed to beneficially own such shares.

(9)
Includes options to purchase 3,300 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(10)
Includes options to purchase 2,250 shares of TSG Holdings Corp. common stock exercisable within 60 days.

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

(17)
Includes options to purchase 18,626 shares of TSG Holdings Corp. common stock exercisable within 60 days.

TSG Holdings Corp. Preferred Stock

        TSG Holdings Corp.'s Certificate of Incorporation provides that TSG Holdings Corp. may issue 200,000 shares of preferred stock, 50,000 of which is designated as 10% Series A Cumulative Compounding Preferred Stock ("Series A"), 20,000 of which is designated as 10% Series B Cumulative Compounding Preferred Stock ("Series B") and 130,000 of which is undesignated. TSG Holdings Corp. preferred stock has a stated value of $1,000 per share for Series A and $1,428.89 per share for Series B and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding annually. As of March 29, 2011, there are issued and outstanding about 45,326 and 4,234 shares of Series A and Series B preferred stock, respectively.

        Except as otherwise required by law, the TSG Holdings Corp. preferred stock is not entitled to vote. TSG Holdings Corp. may not pay any dividend upon (except for a dividend payable in Junior Stock, as defined below), or redeem or otherwise acquire shares of, capital stock junior to the TSG Holdings Corp. preferred stock (including the common stock) ("Junior Stock") unless all cumulative dividends on the TSG Holdings Corp. preferred stock have been paid in full. Upon liquidation, dissolution or winding up of TSG Holdings Corp., holders of TSG Holdings Corp. Series A and Series B preferred stock are entitled to receive out of the legally available assets of TSG Holdings Corp., before any amount shall be paid to holders of Junior Stock, an amount equal to $1,000 per share and $1,428.89 per share, respectively, of TSG Holdings Corp. preferred stock, plus all accrued and unpaid dividends to the date of final distribution. If the available assets are insufficient to pay the holders of the outstanding shares of TSG Holdings Corp. preferred stock in full, the assets, or the proceeds from the sale of the assets, will be distributed ratably among the holders.

TSG Holdings Corp. Common Stock

        The Certificate of Incorporation of TSG Holdings Corp. provides that TSG Holdings Corp. may issue 1,000,000 shares of TSG Holdings Corp. common stock. About 597,553 shares of TSG Holdings Corp. common stock are issued and outstanding as of March 29, 2011. The holders of TSG Holdings Corp. common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2010 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	52,500	$14.05	640
Total	52,500	$14.05	640

(1)
As of December 31, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dividend and Loan

        On January 5, 2009, we executed a waiver to our working capital facility. The waiver allowed us to pay a cash dividend and make a loan to our parent company, TSG Holdings Corp. ("Holdings"), which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that Holdings used the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by Holdings (the "Stock Purchase") from Participatiemaatschappij Giraffe B.V. and to pay related expenses in connection therewith. On January 5, 2009, we paid a dividend in the aggregate amount of $8.0 million and made a loan in the principal amount of $2.0 million to Holdings. The loan had an original maturity on January 4, 2012 and accrued interest at the rate of 1.36% per year. The loan was subsequently settled against the income tax obligations due to Holdings, which is presented within "Due to parent, net" in the consolidated balance sheets as of December 31, 2010 and 2009 (as discussed in Note 12 of our financial statements). Additionally, subsequent to January 5, 2009, we paid an additional dividend in the amount of $1.1 million to Holdings to pay expenses and other amounts in connection with the Stock Purchase.

Securities Holders' Agreement

        The second amended and restated securities holders' agreement among BRS, JCP and the other stockholders of Holdings provides that Holding's and our board of directors will consist of eight members, including four designees of BRS and four designees of JCP. Also pursuant to the securities holders' agreement, we may not take certain significant actions, such as incurrence of indebtedness in excess of certain thresholds or a sale of all or substantially all of our assets, without the approval of each of BRS and JCP.

        The securities holders' agreement generally restricts the transfer of shares of Holding's common stock or Holding's preferred stock without the consent of BRS and JCP. Exceptions to this restriction include transfers to affiliates and transfers for estate planning purposes, in each case so long as any transferee agrees to be bound by the terms of the agreement.

        Each of Holdings, BRS and JCP has a right of first refusal under the securities holders' agreement with respect to sales of shares of Holdings by management investors. Under certain circumstances, the stockholders have "tag-along" rights to sell their shares on a pro rata basis with the selling stockholder in certain sales to third parties. If BRS and JCP approve a sale of Holdings, they have the right to require the other stockholders of Holdings to sell their shares on the same terms. The securities holders' agreement also contains a provision that gives Holdings the right to repurchase a management investor's shares upon termination of that management stockholder's employment or removal or resignation from the board of directors.

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

Policy for Approval of Related Transactions

        We do not have a written policy for the treatment of transactions required to be disclosed under Item 404(a) of Regulation S-K. Our securities holders' agreement described above generally prohibits entry into such transactions without the consent of BRS and JCP.

Director Independence

        See Part III, Item 10, "Directors, Executive Officers and Corporate Governance—Board Composition and Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Company incurred fees for services performed by PricewaterhouseCoopers LLP as follows:

(Dollars in thousands)	Year ended December 31, 2010	Year ended December 31, 2009
Audit fees (include the review of interim consolidated financial statements, annual audit of the consolidated financial statements and assistance with SEC filings)	$667	$755
Tax fees (include tax compliance, transactional consulting and advice for state tax issues )	201	182
All other fees (include license fees for online financial reporting and assurance literature)	2	3

Total	$870	$940

        All services that are performed by PricewaterhouseCoopers LLP for the Company, including those described herein, are pre-approved by the audit committee prior to performance in accordance with legal requirements.

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

10.1.a	Second Amended and Restated Revolving Credit Agreement, dated as of June 16, 2009, by and among The Sheridan Group, Inc. and Bank of America, N.A., as agent, issuer and lender (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 17, 2009 and incorporated herein by reference).
10.1.b	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of January 5, 2011, by and among The Sheridan Group, Inc. and Bank of America, N.A., as agent, issuer and lender.
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

10.27	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Douglas R. Ehmann.*#
10.28	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Gary J. Kittredge.*#
10.29	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and G. Paul Bozuwa.*#
10.30	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and John A. Saxton*#
10.31	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Joan B. Davidson.*#
10.32	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Patricia A. Stricker.*#
10.33	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Robert M. Jakobe.*#
10.35	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Douglas R. Ehmann.*††
10.36	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Gary J. Kittredge.*††
10.37	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and G. Paul Bozuwa.*††
10.38	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and John A. Saxton.*††
10.39	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Joan B. Davidson.*††
10.40	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Patricia A. Stricker.*††
10.41	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Robert M. Jakobe.*††
10.42	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Douglas R. Ehmann.*##
10.43	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Gary J. Kittredge.*##
10.44	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and G. Paul Bozuwa.*##
10.45	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and John A. Saxton.*##
10.46	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Joan B. Davidson.*##
10.47	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Patricia A. Stricker.*##

10.48	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Robert M. Jakobe.*##
10.49	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Douglas R. Ehmann.*##
10.50	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Gary J. Kittredge.*##
10.51	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and G. Paul Bozuwa.*##
10.52	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and John A. Saxton.*##
10.53	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Joan B. Davidson.*##
10.54	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Patricia A. Stricker.*##
10.55	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Robert M. Jakobe.*##
10.56	Change-of-Control Incentive Plan for Officers, dated as of August 31, 2010.*
21.1	Subsidiaries of The Sheridan Group, Inc.†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

†
Filed as a like numbered exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-110441) and incorporated herein by reference.

^
Filed as a like numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 30, 2006 and incorporated herein by reference.

^^
Filed as a like numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 13, 2005 and incorporated herein by reference.

~
Filed as a like numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005 and incorporated herein by reference.

#
Filed as a like numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007 and incorporated herein by reference.

††
Filed as a like numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement.

##
Filed as a like numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010 and incorporated herein by reference.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

        No annual report or proxy material has been sent to security holders in the year ended December 31, 2010. The Registrant is a wholly owned subsidiary of TSG Holdings Corp.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHERIDAN GROUP, INC.
By:	/s/ JOHN A. SAXTON
	Name:	John A. Saxton
	Title:	President and Chief Executive Officer and Director
	Date:	March 29, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. SAXTON John A. Saxton	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2011
/s/ ROBERT M. JAKOBE Robert M. Jakobe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2011
/s/ THOMAS J. BALDWIN Thomas J. Baldwin	Director	March 29, 2011
/s/ NICHOLAS DARAVIRAS Nicholas Daraviras	Director	March 29, 2011
/s/ CRAIG H. DEERY Craig H. Deery	Director	March 29, 2011
/s/ GARY T. DICAMILLO Gary T. DiCamillo	Director	March 29, 2011
/s/ JAMES L. LUIKART James L. Luikart	Director	March 29, 2011

Signature	Title	Date

/s/ NICHOLAS R. SHEPPARD Nicholas R. Sheppard	Director	March 29, 2011
/s/ GEORGE A. WHALING George A. Whaling	Director	March 29, 2011