Form 10-Q
period 2011-03-31
SHERIDAN GROUP INC
filed 2011-05-13
CIK 1056035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

There was 1 share of Common Stock outstanding as of May 13, 2011.

The Sheridan Group, Inc. and Subsidiaries

Quarterly Report

For the Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$5,304,186	$13,717,082
Accounts receivable, net of allowance for doubtful accounts of $2,392,434 and $2,261,252, respectively	27,534,429	25,470,633
Inventories, net	15,911,545	15,809,053
Other current assets	5,007,201	5,962,519
Due from parent	529,609	—
Total current assets	54,286,970	60,959,287

Property, plant and equipment, net	114,056,388	112,044,062
Intangibles, net	31,047,644	32,168,520
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	282,132	516,286
Other assets	1,474,619	1,843,739
Total assets	$235,126,394	$241,510,535

Liabilities
Current liabilities
Accounts payable	$15,730,529	$16,305,544
Accrued expenses	13,526,610	15,541,858
Current portion of notes payable	—	142,923,740
Due to parent	—	534,440
Total current liabilities	29,257,139	175,305,582

Notes payable	142,917,313	—
Deferred income taxes and other liabilities	27,208,716	28,106,160
Total liabilities	199,383,168	203,411,742

Stockholder’s Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	42,083,037	42,075,908
Accumulated deficit	(6,339,811)	(3,977,115)
Total stockholder’s equity	35,743,226	38,098,793

Total liabilities and stockholder’s equity	$235,126,394	$241,510,535

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$68,188,990	$68,298,350

Cost of sales	56,603,052	53,524,116

Gross profit	11,585,938	14,774,234

Selling and administrative expenses	9,955,602	9,382,979
Loss on disposition of fixed assets	23,991	33,343
Restructuring costs	377,229	72,368
Amortization of intangibles	1,120,876	349,504

Total operating expenses	11,477,698	9,838,194

Operating income	108,240	4,936,040

Other (income) expense:
Interest expense	3,929,619	3,948,813
Interest income	(890)	(12,862)
Other, net	(9,916)	(37,320)

Total other expense	3,918,813	3,898,631

(Loss) income before income taxes	(3,810,573)	1,037,409

Income tax benefit	(1,447,877)	(509,040)

Net (loss) income	$(2,362,696)	$1,546,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

(Unaudited)

	March 31,	March 31,
	2011	2010
Cash flows (used in) provided by operating actvities:
Net (loss) income	$(2,362,696)	$1,546,449
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	5,684,472	4,351,882
Amortization of intangible assets	1,120,876	349,504
Provision for doubtful accounts	183,673	662,198
Provision for inventory realizability	25,906	86,839
Stock-based compensation	7,129	—
Amortization of deferred financing costs and debt discount, included in interest expense	227,727	244,168
Deferred income tax benefit	(398,641)	(1,080,092)
Loss on disposition of fixed assets	23,991	33,343
Changes in operating assets and liabilities
Accounts receivable	(2,247,469)	(160,768)
Inventories	(128,398)	(844,136)
Other current assets	958,883	167,821
Other assets	369,120	101,847
Accounts payable	(496,367)	(430,462)
Accrued expenses	(2,015,248)	(3,685,495)
Due to parent, net	(1,064,049)	439,941
Other liabilities	(502,368)	(256,007)
Net cash (used in) provided by operating activities	(613,459)	1,527,032

Cash flows used in investing activities:
Purchases of property, plant and equipment	(7,806,204)	(1,163,740)
Proceeds from sale of fixed assets	6,767	30,475
Net cash used in investing activities	(7,799,437)	(1,133,265)

Net (decrease) increase in cash and cash equivalents	(8,412,896)	393,767

Cash and cash equivalents at beginning of period	13,717,082	4,109,740

Cash and cash equivalents at end of period	$5,304,186	$4,503,507

Non-cash investing and financing activities
Asset additions in accounts payable	$709,345	$275,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SHERIDAN GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                          Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of March 31, 2011 and our results of operations and our cash flows for the three month periods ended March 31, 2011 and 2010. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10—K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In December 2010, the FASB issued ASU 2010-29, an amendment to the disclosure of supplementary pro forma information for business combinations (EITF Issue 10-G; ASC 805, Business Combinations). This amendment specified that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this amendment did not have an impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, an amendment to the goodwill impairment test for reporting units with zero or negative carrying amounts (EITF Issue 10-A; ASC 350, Intangibles-Goodwill and Other). The amendment affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. As a result, the amendment eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. For public entities, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The adoption of this amendment did not have an impact on our financial statements.

2.                          Inventory

Components of net inventories at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Work-in-process	$6,093,096	$6,617,642
Raw materials (principally paper)	10,121,559	9,494,521
	16,214,655	16,112,163
Excess of current cost over LIFO inventory value	(303,110)	(303,110)
	$15,911,545	$15,809,053

3.                          Notes Payable and Working Capital Facility

On April 15, 2011, we completed a private debt offering, the proceeds of which, net of discount, along with borrowings under the working capital facility and cash on hand were used to repurchase and redeem all of our outstanding debt, as discussed as a subsequent event in Note 11. As such, we have classified our outstanding debt as long-term as of March 31, 2011 because we refinanced our debt on a long-term basis.

On August 21, 2003, we completed a private debt offering of 10.25% senior secured notes totaling $105.0 million, priced to yield 10.50%, that mature August 15, 2011 (the “2003 Notes”). On May 25, 2004, we completed a private debt offering of 10.25% senior secured notes totaling $60.0 million, priced to yield 9.86%, that mature August 15, 2011 (the “2004 Notes”). The 2004 Notes have identical terms to the 2003 Notes. During the year ended December 31, 2009, we paid $15.0 million, which included $0.5 million of accrued interest, to repurchase 2003 Notes and 2004 Notes with a face value of $22.1 million. The carrying value of the 2003 Notes and the 2004 Notes was $142.9 million as of March 31, 2011 and December 31, 2010.

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

Concurrent with the offering of the 2003 Notes, we entered into a working capital facility agreement. On June 16, 2009, we executed an agreement to amend our working capital facility. Terms of the working capital facility allow for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, or (c) the LIBOR rate plus a margin of 3.75%.  At our option, we can elect a LIBOR option for a specified period. Any such borrowings bear interest at the specified LIBOR rate plus a margin of 3.75%. We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we have agreed to pay an annual fee of 3.875% on all letters of credit outstanding. The working capital facility is scheduled to mature on May 25, 2011. As of March 31, 2011, we had no borrowings outstanding under the working capital facility, had unused amounts available of $18.7 million and had $1.3 million in outstanding letters of credit.

Borrowings under the working capital facility are collateralized by the assets of the Company and our subsidiaries, subject to permitted liens. The working capital facility contains various covenants including provisions that restrict our ability to incur or prepay indebtedness, including the 2003 Notes and the 2004 Notes, or pay dividends. It also requires us to satisfy financial tests, such as an interest coverage ratio and the maintenance of a minimum amount of earnings before interest, taxes, depreciation and amortization (as defined in the working capital facility agreement). We have complied with all of the restrictive covenants as of March 31, 2011.

4.                          Accrued Expenses

Accrued expenses as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Payroll and related expenses	$4,330,245	$3,177,493
Profit sharing accrual	231,033	435,874
Accrued interest	1,853,777	5,517,147
Customer prepayments	3,377,461	3,298,520
Self-insured health and workers’ compensation accrual	1,684,461	1,631,830
Other	2,049,633	1,480,994
	$13,526,610	$15,541,858

5.                          Business Segments

We are a specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine and book markets. We operate in three business segments: “Publications,” “Specialty Catalogs” and “Books.” The Publications segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing, United Litho and Dartmouth Journal Services. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies.

The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the consolidated financial statements in our most recent Annual Report on Form 10—K for the year ended December 31, 2010. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses, are not allocated to the segments. Our customer base resides in the continental United States, and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had no customer that accounted for 10.0% or more of our net sales for the three month periods ended March 31, 2011 and 2010.

The following table provides segment information as of March 31, 2011 and 2010 and for the three month periods then ended:

	Three months ended March 31,
(in thousands)	2011	2010

Net sales
Publications	$36,198	$37,766
Specialty catalogs	18,276	17,032
Books	13,793	13,502
Intersegment sales elimination	(78)	(2)
Consolidated total	$68,189	$68,298

Operating income
Publications	$492	$3,704
Specialty catalogs	(221)	788
Books	691	892
Corporate expenses	(854)	(448)
Consolidated total	$108	$4,936

	March 31,	December 31,
	2011	2010
Assets
Publications	$134,250	$140,566
Specialty catalogs	58,373	51,669
Books	40,235	46,519
Corporate	2,268	2,757
Consolidated total	$235,126	$241,511

A reconciliation of total segment operating income to consolidated (loss) income before income taxes is as follows:

	Three months ended March 31,
(in thousands)	2011	2010

Total operating income (as shown above)	$108	$4,936

Interest expense	(3,930)	(3,949)
Interest income	1	13
Other, net	10	37

(Loss) income before income taxes	$(3,811)	$1,037

6.                          Income Taxes

We recorded income tax benefit during the three months ended March 31, 2011 based on an estimated effective income tax rate for the year ended December 31, 2011 of approximately 40%, which was partially offset by discrete adjustments resulting in an effective tax rate of approximately 38%. We recorded income tax expense during the three months ended March 31, 2010 based on an estimated effective income tax rate of approximately 27%. Certain adjustments for items discrete to the three months ended March 31, 2010 were recognized which exceeded the tax expense recorded during the period, resulting in a net income tax benefit of approximately $0.5 million. The most significant discrete item was a change in the apportionment rules which resulted in a decrease in the income taxes we pay to the State of Maine.

We file consolidated tax returns with TSG Holdings Corp. (“Parent”), our parent company, for Federal and certain state jurisdictions. We classify the current tax assets as “Due from parent” and the current tax liabilities as “Due to parent,” as appropriate, on the consolidated balance sheets.

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

8.                          Related Party Transactions

Under the terms of a management agreement with our principal equity sponsors, we paid an annual management fee equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out—of—pocket expenses. We expensed $0.5 million and $0.2 million in such fees for the three month periods ended March 31, 2011 and 2010.

On April 15, 2011, the management agreement was terminated, and there will be no amounts expensed in connection with the management agreement subsequent to the three month period ended March 31, 2011.

9.                          Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.                   Restructuring and Other Exit Costs

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. We will consolidate the printing of specialty magazines at Dartmouth Printing Company in Hanover, New Hampshire and close the United Litho facility in Ashburn, Virginia. Approximately 80 positions will be eliminated as a result of the closure. It is expected that approximately 20 employees in the Customer Service and Sales areas will be retained by Dartmouth Printing Company.

We recorded $0.4 million of restructuring charges during the three months ended March 31, 2011, including $0.3 million of charges related to severance and other personnel costs and $0.1 million of other exit costs. We estimate approximately $1.7 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2011, including $1.1 million of charges related to severance and other personnel costs and $0.6 million of other exit costs. We had a liability of $0.3 million related to this restructuring outstanding as of March 31, 2011.

The table below shows the restructuring accrual balance and activity (in thousands):

Restructuring accrual at December 31, 2010	$—

Restructuring costs expensed	377
Restructuring costs paid	(86)

Restructuring accrual at March 31, 2011	$291

We recorded a non-cash charge of $0.7 million during the three months ended March 31, 2011 associated with the accelerated amortization of the United Litho trade name based on updated estimates of useful life. We estimate that we will incur approximately $0.9 million in additional non-cash charges in 2011 associated with the accelerated amortization of the trade name.

We also recorded a non-cash charge of approximately $1.3 million during the three months ended March 31, 2011 associated with the accelerated depreciation of equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell. We estimate that we will incur approximately $1.7 million in additional non-cash charges in 2011 associated with the accelerated amortization of the equipment.

On February 3, 2011, we entered into a contract to sell the Ashburn, Virginia facility for $4.2 million, which after deducting related closing costs; we estimate our net proceeds to be approximately $3.8 million. We are accelerating the depreciation of the property, which had a net book value of approximately $3.9 million as of December 31, 2010, down to the amount of the estimated net proceeds, over the expected remaining service period prior to consolidating the operations at the Dartmouth Printing Company facility. We estimate the remaining depreciation expense to be less than $0.1 million. Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions. The closing is scheduled for October 31, 2011.

The assets will be classified as held-for-sale, at their estimated net realizable values, once they are available for immediate sale after ceasing operations.

11.                   Subsequent Events

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the “2011 Notes”).  The 2011 Notes, which were issued by The Sheridan Group, Inc. (the “Issuer”) under an indenture (the “Indenture”), will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. Proceeds of the offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our existing notes payable, the 2003 Notes and 2004 Notes, and to pay related fees and expenses. We will recognize a loss on the repurchase of the 2003 Notes and 2004 Notes of approximately $1.4 million.

The 2011 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our current subsidiaries.

The 2011 Notes and the related guarantees rank equally in right of payment with all of the Issuer’s and the guarantors’ senior obligations and senior to all of the Issuer’s and the guarantors’ subordinated obligations.

The 2011 Notes and the related guarantees, respectively, are secured by a lien on substantially all of the Issuer’s and the guarantors’ current and future assets (other than certain excluded assets), subject to permitted liens and other limitations, and by a limited recourse pledge of all of the Issuer’s capital stock by Parent.

The Issuer’s and the guarantors’ obligations under our working capital facility are secured by a lien on substantially all of the Issuer’s and the guarantors’ assets. Pursuant to an intercreditor agreement between the trustee under the Indenture and the lender under our working capital facility, (1) in the case of real property, fixtures and equipment that secure the 2011 Notes and guarantees, the lien securing the notes and the guarantees will be senior to the lien securing borrowings, other credit extensions and guarantees under our working capital facility and (2) in the case of the other assets of the Issuer and the guarantors (including the shares of stock of the Issuer and the guarantors) that secure the 2011 Notes and guarantees, the lien securing the 2011 Notes and the related guarantees is contractually subordinated to the lien thereon securing borrowings, other credit extensions and guarantees under our working capital facility. Consequently, the 2011 Notes and the related guarantees are effectively subordinated to the borrowings, other credit extensions and guarantees under our working capital facility to the extent of the value of such other assets.

The Indenture requires that we maintain certain minimum Consolidated EBITDA (as defined in the Indenture) levels for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for the period beginning on April 15, 2011 and ending on December 31, 2011 and for each fiscal year thereafter. In addition, the Indenture contains covenants that, subject to a number of important exceptions and qualifications, limit the Issuer’s ability and the ability of our restricted subsidiaries to, among other things: pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness; make certain investments; create liens; agree to restrictions on the payment of dividends; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries; enter into transactions with our affiliates; designate our subsidiaries as unrestricted subsidiaries; use the proceeds of permitted sales of our assets; and change business lines. If an event of default, as specified in the Indenture, shall occur and be continuing, either the trustee or the holders of a specified percentage of the 2011 Notes may accelerate the maturity of all the 2011 Notes.

If the Ashburn, Virginia property of United Litho is sold on or prior to December 31, 2011, we will be required to use the net proceeds of such sale to redeem 2011 Notes at 100% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the redemption date. In addition, if we sell certain assets (other than such specified property) or experience an event of loss and we do not use the proceeds for specified purposes, we may be required to use the proceeds to repurchase the 2011 Notes at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the date of repurchase.

Subject to certain conditions, we are required to make an offer to purchase 2011 Notes with 75% of our Excess Cash Flow (as defined in the Indenture) following the end of each of (1) the fiscal year ending on December 31, 2011, (2) the fiscal year ending on December 31, 2012 and (3) the three consecutive fiscal quarters ended September 30, 2013 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the date of repurchase.

We may redeem some or all of the 2011 Notes at any time prior to April 15, 2012 by paying a make-whole premium, plus accrued and unpaid interest (and liquidated damages, if any) to the redemption date. In addition, at any time prior to April 15, 2012, we may use the net proceeds of certain equity offerings to redeem up to 35% of the principal amount of the 2011 Notes at a redemption price equal to 112.5% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the redemption date; provided that at least 65% of the aggregate principal amount of such 2011 Notes originally issued remain outstanding immediately following such redemption and such redemption occurs within 90 days of such equity offering. Furthermore, if we experience specific kinds of change of control, the holders of the 2011 Notes will have the right to require us to repurchase their 2011 Notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the date of repurchase.

We may also redeem the notes, in whole or in part, at the redemption prices specified in the Indenture, plus accrued and unpaid interest (and liquidated damages, if any) to the redemption date.

Under a registration rights agreement we have agreed to (1) file, no later than 90 days after the issue date of the 2011 Notes, a registration statement with the SEC with respect to a registered offer to exchange the 2011 Notes for new notes having terms substantially identical in all material respects to the 2011 Notes (except that the new notes will not contain terms with respect to transfer restrictions), (2) use our reasonable best efforts to cause the registration statement to become effective within 240 days of the issue date of the 2011 Notes and (3) use our reasonable best efforts to commence and complete the exchange offer promptly, but no later than 30 days after the date on which the registration statement has become effective.

In addition, we have agreed, in some circumstances, to file a “shelf registration statement” that would allow some or all of the 2011 Notes to be offered to the public. If we do not comply with our obligations under the registration rights agreement, we will be required to pay the liquidated damages specified in the registration rights agreement to holders of the 2011 Notes.

On April 15, 2011, we entered into an agreement to amend and restate our working capital facility to, among other things, extend the scheduled maturity to April 15, 2013. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.

We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing.

The working capital facility is secured as described above.

The working capital facility requires us to maintain certain minimum Consolidated EBITDA (as defined in the working capital facility) levels for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for the period beginning on April 15, 2011 and ending on December 31, 2011 and for each fiscal year thereafter. In addition, the working capital facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the lender. The aggregate loan or any individual loan made under the working capital facility may be prepaid at any time subject to certain restrictions.

In accordance with the terms of the working capital facility, payment of the borrowings may be accelerated at the option of the lender if an event of default, as defined in the working capital facility agreement, occurs.  Events of default include, without limitation, nonpayment of principal and interest by the due date; failure to perform or observe certain specific covenants; material breach of representations or warranties; default as to other indebtedness (including under the notes); certain events of bankruptcy and insolvency; inability or failure to pay debts as they come due; the entry of certain judgments against us; certain liabilities with regard to ERISA plans; the invalidity of any documents in connection with the working capital facility; a change in control of the Company; or an event effecting the subordination of certain indebtedness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Annual Report on Form 10—K for the fiscal year ended December 31, 2010. References to the “Company” refer to The Sheridan Group, Inc. The terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of the Company and all of its subsidiaries.

Forward—Looking Statements

This Quarterly Report on Form 10—Q includes “forward—looking statements.”  Forward—looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

•                  our liquidity and capital resources, including our ability to refinance our debt;

•                  competitive pressures and trends in the printing industry;

•                  prevailing interest rates;

•                  legal proceedings and regulatory matters;

•                  general economic conditions;

•                  the liquidity and capital resources of our customers and potential customers;

•                  predictions of net sales, expenses or other financial items;

•                  future operations, financial condition and prospects; and

•                  our plans, objectives, strategies and expectations for the future.

Forward—looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward—looking statements, might cause us to modify our plans or objectives, may affect our ability to pay timely amounts due under our outstanding notes and/or may affect the value of our outstanding notes. New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward—looking statements. Given these risks and uncertainties, actual future results may be materially different from what we plan or expect. We caution you that any forward—looking statement reflects only our belief at the time the statement is made. We will not update these forward—looking statements even if our situation changes in the future.

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

2011 Notes and Amended and Restated Working Capital Facility

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the “2011 Notes”).  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. On the same date, we entered into an agreement to amend and restate our working capital facility to, among other things, extend the scheduled maturity to April 15, 2013. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test.

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility were used to repurchase all of our existing 2003 Notes and 2004 Notes (due in 2011) and to pay related fees and expenses.

Restructuring costs and facility shutdown

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. We will consolidate the printing of specialty magazines at Dartmouth Printing Company in Hanover, New Hampshire and close the United Litho facility in Ashburn, Virginia. Approximately 80 positions will be eliminated as a result of the closure. It is expected that approximately 20 employees in the Customer Service and Sales areas will be retained by Dartmouth Printing Company.

We recorded $0.4 million of restructuring charges during the three months ended March 31, 2011, including $0.3 million of charges related to severance and other personnel costs and $0.1 million of other exit costs. We estimate approximately $1.7 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2011, including $1.1 million of charges related to severance and other personnel costs and $0.6 million of other exit costs. We had a liability of $0.3 million related to this restructuring outstanding as of March 31, 2011.

The table below shows the restructuring accrual balance and activity (in thousands):

Restructuring accrual at December 31, 2010	$—

Restructuring costs expensed	377
Restructuring costs paid	(86)

Restructuring accrual at March 31, 2011	$291

We recorded a non-cash charge of $0.7 million during the three months ended March 31, 2011 associated with the accelerated amortization of the United Litho trade name. We estimate that we will incur approximately $0.9 million in additional non-cash charges in 2011 associated with the accelerated amortization of the trade name.

We also recorded a non-cash charge of approximately $1.3 million during the three months ended March 31, 2011 associated with the accelerated depreciation of equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell. We estimate that we will incur approximately $1.7 million in additional non-cash charges in 2011 associated with the accelerated amortization of the equipment.

On February 3, 2011, we entered into a contract to sell the Ashburn, Virginia facility for $4.2 million, which after deducting related closing costs; we estimate our net proceeds to be approximately $3.8 million. We are accelerating the depreciation of the property, which had a net book value of approximately $3.9 million as of December 31, 2010, down to the amount of the estimated net proceeds, over the expected remaining service period prior to consolidating the operations at the Dartmouth Printing Company facility. We estimate the remaining depreciation expense to be less than $0.1 million. Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions. The closing is scheduled for October 31, 2011.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our most recent Annual Report on Form 10—K for the year ended December 31, 2010, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self—insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

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

					Percent of revenue
	Three months ended March 31,		Increase (decrease)		Three months ended March 31,
(in thousands)	2011	2010	Dollars	Percentage	2011	2010

Net sales
Publications	$36,198	$37,766	$(1,568)	(4.2)%	53.1%	55.3%
Specialty catalogs	18,276	17,032	1,244	7.3%	26.8%	24.9%
Books	13,793	13,502	291	2.2%	20.2%	19.8%
Intersegment sales elimination	(78)	(2)	(76)	nm	(0.1)%	––
Total net sales	68,189	68,298	(109)	(0.2)%	100.0%	100.0%

Cost of sales	56,603	53,524	3,079	5.8%	83.0%	78.4%

Gross profit	11,586	14,774	(3,188)	(21.6)%	17.0%	21.6%

Selling and administrative expenses	9,956	9,383	573	6.1%	14.6%	13.7%
Loss on disposition of fixed assets	24	33	(9)	(27.3)%	––	0.1%
Restructuring costs	377	72	305	423.6%	0.6%	0.1%
Amortization of intangibles	1,121	350	771	220.3%	1.6%	0.5%
Total operating expenses	11,478	9,838	1,640	16.7%	16.8%	14.4%

Operating income
Publications	492	3,704	(3,212)	(86.7)%	1.4%	9.8%
Specialty catalogs	(221)	788	(1,009)	nm	(1.2)%	4.6%
Books	691	892	(201)	(22.5)%	5.0%	6.6%
Corporate expenses	(854)	(448)	(406)	(90.4)%	nm	nm
Total operating income	108	4,936	(4,828)	(97.8)%	0.2%	7.2%

Other (income) expense
Interest expense	3,930	3,949	(19)	(0.5)%	5.8%	5.8%
Interest income	(1)	(13)	12	92.3%	––	––
Other, net	(10)	(37)	27	(73.0)%	––	(0.1)%
Total other expense	3,919	3,899	20	0.5%	5.8%	5.7%

(Loss) income before income taxes	(3,811)	1,037	(4,848)	nm	(5.6)%	1.5%

Income tax benefit	(1,448)	(509)	(939)	nm	(2.1)%	(0.7)%

Net (loss) income	$(2,363)	$1,546	$(3,909)	nm	(3.5)%	2.2%

nm - not meaningful

Commentary:

Our sales for the first quarter of 2011 were virtually unchanged versus the first quarter of 2010 as the impact of higher pass through paper costs (approximately $1.0 million) were offset by pricing and volume reductions versus a year ago. Net sales for the Publications segment decreased $1.6 million or 4.2% in the first quarter of 2011 compared to the same period a year ago due primarily to: (i) sales declines in journals due to the loss of work from certain customers, pricing concessions and the continued migration to digital from offset printing, and (ii) sales declines in magazines due primarily to pricing reductions. Net sales for the Specialty Catalogs segment increased $1.2 million or 7.3% in the first quarter of 2011 compared with the same period a year ago with the majority of the increase due to increases in paper pass through costs and the balance attributable to increased volume from new and existing customers. Net sales for the Books segment increased $0.3 million or 2.2% in the first quarter of 2011 compared with the same period a year ago due primarily to higher paper costs which were passed on to our customers.

Gross profit for the first quarter of 2011 decreased by $3.2 million or 21.6% compared to the first quarter of 2010. Gross margin of 17.0% of net sales for the first quarter of 2011 reflected a 4.6 margin point decrease versus the first quarter of 2010. The decreases in our gross profit and margin were due principally to the decline in sales, excluding pass through costs, coupled with the acceleration of depreciation expense in connection with the shutdown of ULI and higher people-related costs including healthcare claims.

Operating income of $0.1 million for the first quarter of 2011 represented a decrease of $4.8 million or 97.8% as compared to operating income of $4.9 million for the first quarter of 2010. The reduction in operating income was due primarily to the acceleration of depreciation and amortization expense as well as the restructuring costs recorded in connection with the shutdown of ULI and higher people-related costs, including healthcare claims. Additionally, the decline in sales, excluding pass through items, also contributed to the operating income reduction.  Publications operating income decreased by $3.2 million in the first quarter of 2011 compared to the first quarter of 2010 due principally to the impact of lower sales, the acceleration of depreciation and amortization expense as well as the restructuring costs recorded in connection with the shutdown of ULI.  Additionally increases in healthcare costs and corporate technology development cost allocations were partially offset by decreases in bad debt expense and equipment rental expense. Specialty Catalogs had an operating loss of $0.2 million in the first quarter of 2011 as compared to operating income of $0.8 million in the first quarter of 2010, a decrease of $1.0 million. This decrease was primarily due to higher people-related costs as well as increases in supplies and materials.  Operating income for the Books segment decreased $0.2 million in the first quarter of 2011 compared with the same period last year due principally to slightly lower sales, excluding pass through costs, and increased corporate technology development cost allocations.   An increase in corporate expenses decreased operating income by $0.4 million in the first quarter of 2011 as compared with the same period last year due primarily to an increase in the management fee paid to our principal equity sponsors coupled with certain non-capitalizable legal fees incurred in connection with negotiations to refinance our debt.

The loss before income taxes of $3.8 million for the first quarter of 2011 represented a $4.8 million decrease as compared to the same period last year. The decrease was due primarily to the higher expenses mentioned previously.

We recorded income tax benefit during the three months ended March 31, 2011 based on an estimated effective income tax rate of approximately 40%, which was partially offset by discrete adjustments resulting in an effective tax rate of approximately 38%. We recorded income tax expense during the three months ended March 31, 2010 based on an estimated effective income tax rate of approximately 27%. Certain adjustments for items discrete to the three months ended March 31, 2010 were recognized which exceeded the tax expense recorded during the period, resulting in a net income tax benefit of approximately $0.5 million. The most significant discrete item was a change in the apportionment rules which resulted in a decrease in the income taxes we pay to the State of Maine.

Net loss of $2.4 million for the first quarter of 2011 represented a $3.9 million decrease as compared to net income of $1.5 million for the first quarter of 2010 due to the factors mentioned previously.

Liquidity and Capital Resources

As further described below under “—Indebtedness,” on April 15, 2011, we completed the 2011 Notes offering and entered into an agreement to amend and restate our working capital facility. Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our existing 2003 Notes and 2004 Notes (due in 2011) and to pay related fees and expenses.

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2011will total about $7.3 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term and long-term liquidity needs.

We had cash of $5.3 million as of March 31, 2011 compared to $13.7 million as of December 31, 2010. During the first three months of 2011, we utilized cash on hand to fund operations, make investments in new plant and equipment and make the semi-annual interest payments on the senior secured notes.

Operating Activities

Net cash used in operating activities was $0.6 million for the first three months of 2011 compared to cash provided by operating activities of $1.5 million for the first three months of 2010. This $2.1 million decrease was primarily due to a decrease in net income of $3.9 million which was partially offset by net non-cash expenses of $2.2 million coupled with unfavorable changes in working capital and other assets and liabilities that totaled $0.4 million. The major working capital changes included:

•                  an unfavorable change of $2.1 million from accounts receivable due primarily to the timing of sales during the first quarter of 2011 as compared to the fourth quarter of 2010;

•                  a favorable change of $1.7 million from accrued expenses due primarily to the timing of payments for payroll and customer incentives.

Investing Activities

Net cash used in investing activities was $7.8 million for the first three months of 2011 compared to $1.1 million for the first three months of 2010. This $6.7 million increase in cash used was primarily the result of $6.6 million of higher capital spending in the first quarter of 2011 as compared to the same period last year due primarily to the expansion of Dartmouth Printing Company as part of the United Litho consolidation plan.

Indebtedness

2011 Notes and Amended and Restated Working Capital Facility

On April 15, 2011, we completed the offering of the 2011 Notes pursuant to an indenture, by and among the Company, the subsidiaries of the Company named on the signature pages thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”).  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. The 2011 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our current subsidiaries.

The Indenture requires that we maintain certain minimum Consolidated EBITDA levels (as discussed further below) for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for the period beginning on April 15, 2011 and ending on December 31, 2011 and for each fiscal year thereafter. In addition, the Indenture contains covenants that, subject to a number of important exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to, among other things: pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness; make certain investments; create liens; agree to restrictions on the payment of dividends; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries; enter into transactions with our affiliates; designate our subsidiaries as unrestricted subsidiaries; use the proceeds of permitted sales of our assets; and change business lines. If an event of default, as specified in the Indenture, shall occur and be continuing, either the trustee or the holders of a specified percentage of the 2011 Notes may accelerate the maturity of all the 2011 Notes.

On April 15, 2011, we entered into an agreement to amend and restate our working capital facility to, among other things, extend the scheduled maturity to April 15, 2013. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.  We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing.

Both the 2011 Notes and the related guarantees and our and the guarantors’ obligations under the working capital facility are secured by a lien in substantially all of our and the guarantors’ assets. Pursuant to an intercreditor agreement between the trustee under the Indenture and the lender under the working capital facility, (1) in the case of real property, fixtures and equipment that secure the 2011 Notes and guarantees, the lien securing the notes and the guarantees will be senior to the lien securing borrowings, other credit extensions and guarantees under the working capital facility and (2) in the case of the other assets of the Company and the guarantors (including the shares of stock of the Company and the guarantors) that secure the 2011 Notes and guarantees, the lien securing the 2011 Notes and the related guarantees is contractually subordinated to the lien thereon securing borrowings, other credit extensions and guarantees under the working capital facility. Consequently, the 2011 Notes and the related guarantees are effectively subordinated to the borrowings, other credit extensions and guarantees under the working capital facility to the extent of the value of such other assets.

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under the working capital facility were used to repurchase all of our existing 2003 Notes and 2004 Notes (due in 2011) and to pay related fees and expenses.  We have significant interest payments due on the 2011 Notes as well as interest payments due on borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2011 Notes are expected to be in excess of $18.7 million on an annual basis.

Each of the Indenture and the working capital facility agreement requires that we maintain certain minimum consolidated EBITDA amounts for any period of four consecutive quarters, taken as one accounting period, as follows:

Period	Amount
April 15, 2011 to March 31, 2012	$32.00 million
April 1, 2012 to March 31, 2012	$34.00 million
April 1, 2013 and thereafter	$35.00 million

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items.  Pursuant to the Indenture and the working capital facility agreement, Consolidated EBITDA for the period of four consecutive fiscal quarters ended (i) March 31, 2011 will be deemed to equal our Consolidated EBITDA for the fiscal quarter ended March 31, 2011 plus $28,869,000, (ii) June 30, 2011 will be deemed to equal our consolidated EBITDA for the two consecutive fiscal quarters ended June 30, 2011 plus $18,896,000 and (iii) September 30, 2011 will be deemed to equal our consolidated EBITDA for the three consecutive fiscal quarters ended September 30, 2011 plus $9,485,000.  Failure to satisfy the minimum consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended March 31, 2011, our consolidated EBITDA was $36.8 million.

Consolidated EBITDA is used for purposes of calculating our compliance with the minimum consolidated EBITDA covenants in each of the Indenture and the working capital facility agreement and to evaluate our operating performance and determine management incentive payments. Consolidated EBITDA is not an indicator of financial performance or liquidity under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flows from operating activities or other traditional indicators of operating performance.

The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the three month period ended March 31, 2011 (in thousands). The Consolidated EBITDA covenants under each of the Indenture and the working capital facility agreement are based upon a rolling twelve months. Therefore, Consolidated EBITDA for the twelve months ended March 31, 2011 includes the amounts presented in the following table as well as an assumed amount of $28,869,000 as required under the terms of each of the Indenture and the working capital facility agreement (as described above).

Three Months
Ended
March 31,
2011

Net cash used in operating activities	$(613)

Accounts receivable	2,248
Inventories	128
Other current assets	(959)
Other assets	(369)
Accounts payable	496
Accrued expenses	2,015
Due to parent, net	1,064
Other liabilities	502
Provision for doubtful accounts	(184)
Deferred income tax benefit	399
Provision for inventory realizability and LIFO value	(26)
Loss on disposition of fixed assets, net	(24)
Income tax benefit	(1,448)
Cash interest expense	3,702
Management fees	491
Non cash adjustments:
Increase in market value of investments	(3)
Amortization of prepaid lease costs	—
Loss on disposition of fixed assets	31
Restructuring costs	377
Non capitalizable debt costs	101

Consolidated EBITDA	$7,928

Contractual Obligations

As described above under “—Indebtedness,” in April 2011, we repurchased and redeemed the 2003 Notes and 2004 Notes utilizing proceeds of the offering of the 2011 Notes, cash on hand and borrowings under our working capital facility. As of April 30, 2011, we had borrowings under the working capital facility of approximately $3.7 million.

Off Balance Sheet Arrangements

At March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off—balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In December 2010, the FASB issued ASU 2010-29, an amendment to the disclosure of supplementary pro forma information for business combinations (EITF Issue 10-G; ASC 805, Business Combinations). This amendment specified that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this amendment did not have an impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, an amendment to the goodwill impairment test for reporting units with zero or negative carrying amounts (EITF Issue 10-A; ASC 350, Intangibles-Goodwill and Other). The amendment affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. As a result, the amendment eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. For public entities, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The adoption of this amendment did not have an impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non—derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the purchase of products and services from foreign suppliers and changes in interest rates on our long—term debt.

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three months ended March 31, 2011 and 2010 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We are exposed to changes in interest rates because our working capital facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. While we did not have any borrowings under our working capital facility during the first three months of 2011, in April 2011 we utilized borrowings under our working capital facility to fund the repurchase and redemption of the 2003 Notes and 2004 Notes.  As of April 30, 2011, we had borrowings under the working capital facility of approximately $3.7 million. All of our other debt carries fixed interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10.57.a	Contract of Sale by and between United Litho, Inc. and Beaumeade Development Partners LLC, dated as of February 3, 2011, relating to the sale of the facility in Ashburn, VA.
10.57.b	First Amendment to Contract of Sale by and between United Litho, Inc. and Beaumeade Development Partners LLC, dated as of April 19, 2011, relating to the sale of the facility in Ashburn, VA.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or 15d—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or 15d—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert M. Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

		By:	/s/ Robert M. Jakobe
Robert M. Jakobe
Executive Vice President and Chief Financial Officer

Date:	May 13, 2011