Form 10-Q
period 2011-06-30
SHERIDAN GROUP INC
filed 2011-08-12
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

There was 1 share of Common Stock outstanding as of August 12, 2011.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended June 30, 2011

Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$709,828	$13,717,082
Accounts receivable, net of allowance for doubtful accounts of $2,321,314 and $2,261,252, respectively	26,307,889	25,470,633
Inventories, net	16,459,311	15,809,053
Other current assets	4,221,907	5,962,519
Total current assets	47,698,935	60,959,287

Property, plant and equipment, net	110,543,304	112,044,062
Intangibles, net	29,693,631	32,168,520
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	6,493,333	516,286
Other assets	1,374,833	1,843,739

Total assets	$229,782,677	$241,510,535

LIABILITIES

Current liabilities:
Accounts payable	$14,801,750	$16,305,544
Accrued expenses	15,940,181	15,541,858
Current portion of notes payable	-	142,923,740
Due to parent	-	534,440
Total current liabilities	30,741,931	175,305,582

Notes payable and working capital facility	142,907,814	-
Deferred income taxes and other liabilities	24,266,349	28,106,160
Total liabilities	197,916,094	203,411,742

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Additional paid-in capital	42,090,877	42,075,908
Accumulated deficit	(10,224,294)	(3,977,115)
Total stockholder's equity	31,866,583	38,098,793

Total liabilities and stockholder's equity	$229,782,677	$241,510,535

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$64,999,976	$64,417,663	$133,188,966	$132,716,013

Cost of sales	53,703,042	50,427,650	110,306,094	103,951,766

Gross profit	11,296,934	13,990,013	22,882,872	28,764,247

Selling and administrative expenses	8,911,517	8,603,797	18,867,119	17,986,776
(Gain) loss on disposition of fixed assets	(6,738)	5,109	17,253	38,452
Restructuring costs	458,627	5,553	835,856	77,921
Amortization of intangibles	1,354,013	349,503	2,474,889	699,007

Total operating expenses	10,717,419	8,963,962	22,195,117	18,802,156

Operating income	579,515	5,026,051	687,755	9,962,091

Other (income) expense:
Interest expense	5,707,688	3,962,874	9,637,307	7,911,687
Interest income	(541)	(12,036)	(1,431)	(24,898)
Loss on repurchase of notes payable	1,167,225	-	1,167,225	-
Other, net	(7,076)	197,846	(16,992)	160,526

Total other expense	6,867,296	4,148,684	10,786,109	8,047,315

(Loss) income before income taxes	(6,287,781)	877,367	(10,098,354)	1,914,776

Income tax (benefit) provision	(2,403,298)	271,577	(3,851,175)	(237,463)

Net (loss) income	$(3,884,483)	$605,790	$(6,247,179)	$2,152,239

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010
Cash flows provided by operating activities:
Net (loss) income	$(6,247,179)	$2,152,239
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	10,789,941	8,715,543
Amortization of intangible assets	2,474,889	699,007
Provision for doubtful accounts	290,654	722,188
Provision for inventory realizability and LIFO value	34,953	227,778
Stock-based compensation	14,969	9,400
Amortization of deferred financing costs and debt discount, included in interest expense	1,343,430	482,501
Deferred income tax benefit	(3,375,938)	(1,428,360)
Non-cash portion of loss on repurchase of notes payable	236,789	-
Loss on disposition of fixed assets	17,253	38,452
Changes in operating assets and liabilities
Accounts receivable	(1,127,910)	3,223,629
Inventories	(685,211)	(1,254,786)
Other current assets	1,760,650	758,134
Other assets	468,906	174,553
Accounts payable	(1,311,561)	(354,902)
Accrued expenses	398,323	(1,135,302)
Due to parent, net	(534,440)	826,785
Other liabilities	(482,467)	(400,893)
Net cash provided by operating activities	4,066,051	13,455,966

Cash flows used in investing activities:
Purchases of property, plant and equipment	(9,525,104)	(3,173,959)
Proceeds from sale of fixed assets	24,991	30,526
Net cash used in investing activities	(9,500,113)	(3,143,433)

Cash flows used in financing activities:
Borrowing of working capital facility	20,904,113	-
Repayment of working capital facility	(19,500,000)	-
Repayment of long term debt	(142,900,000)	-
Proceeds from issuance of long term debt	141,000,000	-
Payment of deferred financing costs in connection with long term debt	(7,077,305)	-
Net cash used in financing activities	(7,573,192)	-

Net (decrease) increase in cash and cash equivalents	(13,007,254)	10,312,533

Cash and cash equivalents at beginning of period	13,717,082	4,109,740

Cash and cash equivalents at end of period	$709,828	$14,422,273

Non-cash investing and financing activities
Asset additions in accounts payable	$595,760	$217,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of June 30, 2011, our results of operations for the three and six month periods ended June 30, 2011 and 2010 and our cash flows for the six month periods ended June 30, 2011 and 2010. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Index

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for us beginning in the first quarter of 2012. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

2.	Inventory

Components of net inventories at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Work-in-process	$5,847,594	$6,617,642
Raw materials (principally paper)	10,914,827	9,494,521
	16,762,421	16,112,163
Excess of current costs over LIFO inventory value	(303,110)	(303,110)
Net inventory	$16,459,311	$15,809,053

3.	Notes Payable and Working Capital Facility

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the “2011 Notes”).  The 2011 Notes, which were issued by The Sheridan Group, Inc. under an indenture (the “Indenture”), will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. Proceeds of the offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our 10.25% senior secured notes that were due to mature on August  15, 2011 (the “2003 and 2004 Notes”) and to pay approximately $6.4 million in professional fees and expenses. These fees and expenses were capitalized as deferred financing costs and will be amortized using the effective interest rate method over the term of the 2011 Notes. We recognized a loss on the repurchase of the 2003 and 2004 Notes of approximately $1.2 million as a result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs.

The 2011 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our current subsidiaries. The 2011 Notes and the related guarantees rank equally in right of payment with all of our and the guarantors’ senior obligations and senior to all of our and the guarantors’ subordinated obligations. The 2011 Notes and the related guarantees, respectively, are secured by a lien on substantially all of our and the guarantors’ current and future assets (other than certain excluded assets), subject to permitted liens and other limitations, and by a limited recourse pledge of all of our capital stock by TSG Holdings Corp. (“Parent”), our parent company.

Our obligations and those of the guarantors under our working capital facility are secured by a lien on substantially all of our and the guarantors’ assets. Pursuant to an intercreditor agreement between the trustee under the Indenture and the lender under our working capital facility, (1) in the case of real property, fixtures and equipment that secure the 2011 Notes and guarantees, the lien securing the notes and the guarantees will be senior to the lien securing borrowings, other credit extensions and guarantees under our working capital facility and (2) in the case of the other assets of us and the guarantors (including the shares of stock of us and the guarantors) that secure the 2011 Notes and guarantees, the lien securing the 2011 Notes and the related guarantees is contractually subordinated to the lien thereon securing borrowings, other credit extensions and guarantees under our working capital facility. Consequently, the 2011 Notes and the related guarantees are effectively subordinated to the borrowings, other credit extensions and guarantees under our working capital facility to the extent of the value of such other assets.

Index

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

On February 3, 2011, we entered into a contract to sell the Ashburn, VA facility. Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions (see Note 10). If the Ashburn, VA property of United Litho is sold on or prior to December 31, 2011, we will be required to use the net proceeds of such sale to redeem 2011 Notes at 100% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the redemption date. In addition, if we sell certain assets (other than such specified property) or experience an event of loss and we do not use the proceeds for specified purposes, we may be required to use the proceeds to repurchase the 2011 Notes at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the date of repurchase.

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

We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. As of June 30, 2011, we had $1.4 million outstanding under the working capital facility, had unused amounts available of $12.3 million and had $1.3 million in outstanding letters of credit. In addition, we paid an upfront fee of $0.3 million at closing and approximately $0.4 million of professional fees, which were capitalized as deferred financing costs and will be amortized on a straight line basis over the term of the working capital facility.

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

Index

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

Prior to April 15, 2011, we had a working capital facility agreement that allowed for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. We had no borrowings under this working capital facility during the first six months of 2011. We paid an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we paid an annual fee of 3.875% on all letters of credit outstanding.

4.	Accrued Expenses

Accrued expenses as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Payroll and related expenses	$3,117,498	$3,177,493
Profit sharing accrual	216,585	435,874
Accrued interest	3,915,177	5,517,147
Customer prepayments	4,294,645	3,298,520
Self-insured health and workers' compensation accrual	1,542,170	1,631,830
Other	2,854,106	1,480,994
	$15,940,181	$15,541,858

5.	Business Segments

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

The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2010. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate profit sharing and bonuses, are not allocated to the segments. Our customer base resides in the continental United States, and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had no customer that accounted for 10.0% or more of our net sales for the three and six month periods ended June 30, 2011 and 2010.

The following table provides segment information as of June 30, 2011 and 2010 and for the three and six month periods then ended:

Index

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
(in thousands)

Net sales
Publications	$36,868	$38,229	$73,066	$75,995
Specialty catalogs	14,076	13,507	32,352	30,539
Books	14,073	12,682	27,866	26,184
Intersegment sales elimination	(17)	-	(95)	(2)
Consolidated total	$65,000	$64,418	$133,189	$132,716

Operating income
Publications	$1,074	$5,370	$1,566	$9,074
Specialty catalogs	(1,111)	(837)	(1,332)	(49)
Books	963	611	1,654	1,503
Corporate expenses	(346)	(118)	(1,200)	(566)
Consolidated total	$580	$5,026	$688	$9,962

	June 30,	December 31,
	2011	2010
Assets
Publications	$135,423	$140,566
Specialty catalogs	50,543	51,669
Books	41,474	46,519
Corporate	2,343	2,757
Consolidated total	$229,783	$241,511

A reconciliation of total segment operating income to consolidated (loss) income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Total operating income (as shown above)	$580	$5,026	$688	$9,962

Interest expense	(5,708)	(3,963)	(9,637)	(7,912)
Interest income	-	12	1	25
Loss on repurchase of notes payable	(1,167)	-	(1,167)	-
Other, net	7	(198)	17	(160)
(Loss) income before income taxes	$(6,288)	$877	$(10,098)	$1,915

6.	Income Taxes

We recorded income tax benefit during the six months ended June 30, 2011 based on an estimated effective income tax rate of approximately 40%, which was partially offset by discrete adjustments of approximately $0.2 million, resulting in an effective tax rate of approximately 38.1%. We recorded income tax expense during the six months ended June 30, 2010 based on an estimated effective income tax rate of approximately 27%. Certain adjustments for items discrete to the six months ended June 30, 2010 were recognized which exceeded the tax expense recorded during the period, resulting in a net income tax benefit of approximately $0.2 million. The most significant discrete item was a change in the apportionment rules which resulted in a decrease in the income taxes we pay to the State of Maine.

We file consolidated tax returns with Parent for Federal and certain state jurisdictions. We classify the current tax receivables as “Due from parent” and the current tax payables as “Due to parent,” which are netted as appropriate, on the consolidated balance sheets. As of June 30, 2011, we generated a $3.3 million income tax benefit as the result of current net operating losses. Approximately $2.8 million of the benefit was recorded as a non-current deferred tax asset, which is presented net of our non-current deferred tax liabilities on the consolidated balance sheet, as it will be available to reduce taxable income in future periods.

Index

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

Under the terms of a management agreement with our principal equity sponsors, we paid an annual management fee equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out-of-pocket expenses. On April 15, 2011, the management agreement was terminated, and no amounts will be expensed in connection with the management agreement subsequent to the three month period ended March 31, 2011. We expensed $0.5 million in such fees for the six month period ended June 30, 2011 and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2010, respectively.

9.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.	Restructuring and Other Exit Costs

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our United Litho facility in Ashburn, VA ceased operation on July 1 and we have consolidated the printing of specialty magazines at Dartmouth Printing Company in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the consolidation. It is expected that approximately 20 employees in the Customer Service and Sales areas will be retained by Dartmouth Printing Company.

We recorded $0.4 million and $0.8 million of restructuring charges during the three and six months ended June 30, 2011, respectively. Charges related to severance and other personnel costs totaled $0.3 million and $0.6 million and charges for other exit costs totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively. We estimate approximately $1.1 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2011, including $0.6 million of charges related to severance and other personnel costs and $0.5 million of other exit costs. We had a liability of $0.7 million related to this restructuring outstanding as of June 30, 2011.

The table below shows the restructuring accrual balance and activity (in thousands):

Restructuring accrual at December 31, 2010	$—
Restructuring costs expensed	836
Restructuring costs paid	(171)
Restructuring accrual at June 30, 2011	$665

Index

We recorded non-cash charges of $0.9 million and $1.6 million during the three and six months ended June 30, 2011, respectively, associated with the accelerated amortization of the United Litho trade name based on updated estimates of useful life.

We also recorded non-cash charges of approximately $0.7 million and $2.0 million during the three and six months ended June 30, 2011 associated with the accelerated depreciation of equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell.

On February 3, 2011, we entered into a contract to sell the Ashburn, VA facility for $4.2 million. After deducting related closing costs, we estimate our net proceeds will be approximately $3.8 million. We accelerated the depreciation of the property, which had a net book value of approximately $3.9 million as of December 31, 2010, down to the amount of the estimated net proceeds, over the expected remaining service period prior to consolidating the operations at the Dartmouth Printing Company facility. Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions. The closing is scheduled for October 31, 2011. The buyer paid deposits totaling approximately $0.4 million to an escrow agent which will be delivered to us in the event that the buyer is in default under the terms of the contract.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements.”  Forward-looking statements are those that do not relate solely to historical fact, including but not limited to statements regarding our liquidity and cash flow and restructuring costs. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. These forward-looking statements are subject to risks and uncertainties that may change at any time and, therefore, our actual results may differ materially from those expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors and, of course, it is impossible to anticipate all factors that could affect our actual results. Accordingly, we caution you that forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from the forward-looking statements we make include, among others:

•
competitive pressures and trends in the printing industry, including but not limited to the continued migration to digital from offset printing, reduced run lengths and reprint orders, and the increasing use of electronic formats rather than paper-based formats;

•	factors that affect customer demand, including but not limited to changes in technology, changes in advertising markets, changes in postal rates and postal regulations;

•	general economic conditions;

•	our liquidity and capital resources, including our ability to refinance our debt from time to time;

•
changes in the availability or costs of key materials and inputs (such as paper, energy, freight/postage, plates and ink), including but not limited to our ability to pass through cost increases to our customers;

•	the loss of key employees;

•	the satisfaction of the conditions to the closing of the sale of the Ashburn, VA facility;

•	legal proceedings and regulatory matters; and

•	other risks and uncertainties detailed from time to time in the our filings with the SEC, including but not limited to those discussed under “Risk Factors” in our Annual Report on Form 10-K.

Index

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.  New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Any forward-looking statements, which we make in this report, speak only as of the date of such statement. Although we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in our quarterly, annual or other reports filed with the SEC, we do not undertake any obligation (and we do not intend) to update such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

2011 Notes and Amended and Restated Working Capital Facility

On April 15, 2011, we completed a private debt offering of the 2011 Notes (senior secured notes totaling $150.0 million in aggregate principal amount).  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. On the same date, we entered into an agreement to amend and restate our working capital facility to, among other things, extend the scheduled maturity to April 15, 2013. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test.

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility were used to repurchase all of our existing 2003 and 2004 Notes (due August 15, 2011) and to pay related fees and expenses.

Restructuring costs and facility shutdown

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our United Litho facility in Ashburn, VA ceased operation on July 1, and we have consolidated the printing of specialty magazines at Dartmouth Printing Company in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the closure. It is expected that approximately 20 employees in the Customer Service and Sales areas will be retained by Dartmouth Printing Company.

We recorded $0.4 million and $0.8 million of restructuring charges during the three and six months ended June 30, 2011, respectively. Charges related to severance and other personnel costs totaled $0.3 million and $0.6 million and charges for other exit costs totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively. We estimate approximately $1.1 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2011, including $0.6 million of charges related to severance and other personnel costs and $0.5 million of other exit costs. We had a liability of $0.7 million related to this restructuring outstanding as of June 30, 2011.

The table below shows the restructuring accrual balance and activity (in thousands):

Restructuring accrual at December 31, 2010	$—
Restructuring costs expensed	836
Restructuring costs paid	(171)
Restructuring accrual at June 30, 2011	$665

Index

We recorded non-cash charges of $0.9 million and $1.6 million during the three and six months ended June 30, 2011, respectively, associated with the accelerated amortization of the United Litho trade name based on updated estimates of useful life.

We also recorded non-cash charges of approximately $0.7 million and $2.0 million during the three and six months ended June 30, 2011 associated with the accelerated depreciation of equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell.

On February 3, 2011, we entered into a contract to sell the Ashburn, VA facility for $4.2 million. After deducting related closing costs, we estimate our net proceeds will be approximately $3.8 million. We accelerated the depreciation of the property, which had a net book value of approximately $3.9 million as of December 31, 2010, down to the amount of the estimated net proceeds, over the expected remaining service period prior to consolidating the operations at the Dartmouth Printing Company facility.  Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions. The closing is scheduled for October 31, 2011. The buyer paid deposits totaling approximately $0.4 million to an escrow agent which will be delivered to us in the event that the buyer is in default under the terms of the contract.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2010, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self-insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

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

Index

Three months ended June 30, 2011 and June 30, 2010:

					Percent of revenue
	Three months ended June 30,		Increase (decrease)		Three months ended June 30,
(in thousands)	2011	2010	Dollars	Percentage	2011	2010

Net sales
Publications	$36,868	$38,229	$(1,361)	(3.6%)	56.7%	59.3%
Specialty catalogs	14,076	13,507	569	4.2%	21.6%	21.0%
Books	14,073	12,682	1,391	11.0%	21.7%	19.7%
Intersegment sales elimination	(17)	-	(17)	nm	-	-
Total net sales	$65,000	$64,418	$582	0.9%	100.0%	100.0%

Cost of sales	53,703	50,428	3,275	6.5%	82.6%	78.3%

Gross profit	$11,297	$13,990	$(2,693)	(19.2%)	17.4%	21.7%

Selling and administrative expenses	$8,911	$8,604	$307	3.6%	13.7%	13.4%
(Gain) loss on sale of fixed assets	(7)	5	(12)	nm	-	-
Restructuring costs	459	6	453	nm	0.7%	-
Amortization of intangibles	1,354	349	1,005	288.0%	2.1%	0.5%
Total operating expenses	$10,717	$8,964	$1,753	19.6%	16.5%	13.9%

Operating income
Publications	$1,074	$5,370	$(4,296)	(80.0%)	2.9%	14.0%
Specialty catalogs	(1,111)	(837)	(274)	32.7%	(7.9%)	(6.2%)
Books	963	611	352	57.6%	6.8%	4.8%
Corporate expenses	(346)	(118)	(228)	(193.2%)	nm	nm
Total operating income	$580	$5,026	$(4,446)	(88.5%)	0.9%	7.8%

Other (income) expense
Interest expense	$5,708	$3,963	$1,745	44.0%	8.8%	6.2%
Interest income	-	(12)	12	100.0%	-	-
Loss on repurchase of notes payable	1,167	-	1,167	nm	1.8%	-
Other, net	(7)	198	(205)	nm	-	0.3%
Total other expense	$6,868	$4,149	$2,719	65.5%	10.6%	6.5%

(Loss) income before income taxes	(6,288)	877	(7,165)	nm	(9.7%)	1.3%

Income tax (benefit) provision	(2,403)	271	(2,674)	nm	(3.7%)	0.4%

Net (loss) income	$(3,885)	$606	$(4,491)	nm	(6.0%)	0.9%
________________
nm - not meaningful

Commentary:

Net sales for the second quarter of 2011 increased slightly versus the second quarter of 2010 as the impact of higher pass through paper costs (approximately $1.6 million) were offset by pricing and volume reductions versus a year ago. Net sales for the Publications segment decreased $1.4 million or 3.6% in the second quarter of 2011 compared to the same period a year ago due primarily to: (i) sales declines in journals due to reduced volume as customers cut run lengths, the continued migration to digital from offset printing along with fewer reprint orders and (ii) sales declines in magazines due primarily to reduced volume as customers cut run lengths. Net sales for the Specialty Catalogs segment increased $0.6 million or 4.2% in the second quarter of 2011 compared with the same period a year ago due to increases in paper pass through costs, which more than offset declines in print quantities and run lengths. Net sales for the Books segment increased $1.4 million or 11.0% in the second quarter of 2011 compared with the same period a year ago due primarily to higher paper costs which were passed on to our customers with the balance of the increase attributable to increased volume from new and existing customers.

Index

Gross profit for the second quarter of 2011 decreased by $2.7 million or 19.2% compared to the second quarter of 2010. Gross margin of 17.4% of net sales for the second quarter of 2011 reflected a 4.3 margin point decrease versus the second quarter of 2010. More than 85% of the gross profit decline is attributable to increases in costs associated with the ULI/DPC consolidation coupled with their decline in sales, excluding pass through costs. The cost increases associated with the ULI/DPC consolidation include the acceleration of depreciation expense in connection with the shutdown of ULI and increases in start-up operating costs at DPC in preparation for the incremental volume from ULI. The remainder of the gross profit decline is attributable to higher paper waste, reductions in sales in our other businesses, and higher material costs partially offset by lower operating lease costs and higher recycling revenues.

Selling and administrative expenses increased $0.3 million or 3.6% for the second quarter of 2011 as compared to the second quarter of 2010 due primarily to an increase in selling, marketing and technology staffing and travel costs coupled with certain non-capitalizable legal fees incurred in connection with negotiations to refinance our debt.

Restructuring costs of $0.4 million were recorded in the second quarter of 2011 as a result of our decision to shut down the operations of United Litho and consolidate the production of specialty magazines at Dartmouth Printing Company. This decision resulted from adverse trends in the specialty magazine business. The restructuring costs related primarily to severance payments, employee health benefits and other one-time costs. ULI ceased operation on July 1 and all production has been transferred to DPC.

Amortization expense for the second quarter of 2011 included a $0.9 million charge associated with accelerated amortization of the United Litho trade name as a result of the shutdown of ULI.

Operating income of $0.6 million for the second quarter of 2011 represented a decrease of $4.4 million or 88.5% as compared to operating income of $5.0 million for the second quarter of 2010. The reduction in operating income was due primarily to the decline in gross profit mentioned above as well as the accelerated amortization expense and restructuring costs recorded in connection with the shutdown of ULI. Publications operating income decreased by $4.3 million in the second quarter of 2011 compared to the second quarter of 2010 with ULI/DPC operating income declines accounting for more than 85% of the total Publications decline. The declines were due principally to the impact of lower sales and the costs associated with the ULI/DPC consolidation, including the higher start-up costs at DPC and the acceleration of depreciation and amortization expense, as well as the restructuring costs recorded in connection with the shutdown of ULI. The balance of the Publications decline was due to lower sales versus the prior period. Additionally, increases in corporate technology development cost allocations were offset by decreases in equipment lease costs. Specialty Catalogs had an operating loss of $1.1 million in the second quarter of 2011 as compared to an operating loss of $0.8 million in the second quarter of 2010, a decrease in profitability of $0.3 million. This decrease was primarily due to higher costs associated with paper waste. Operating income for the Books segment increased $0.4 million in the second quarter of 2011 compared with the same period last year due principally to higher sales, excluding higher paper pass through costs, and lower healthcare costs, which were partially offset by higher material costs. An increase in corporate expenses decreased operating income by $0.2 million in the second quarter of 2011 as compared with the same period last year due primarily to an increased investment in technology resources coupled with certain non-capitalizable legal fees incurred in connection with negotiations to refinance our debt partially offset by the elimination of the management fee paid to our principal equity sponsors and higher cost allocations to the subsidiaries.

Interest expense of $5.7 million for the second quarter of 2011 represented a $1.7 million increase as compared to the second quarter of 2010 due to our April 15, 2011 refinancing, whereby we replaced our 2003 and 2004 Notes (10.25% senior secured notes with a face amount of $142.9 million) with our 2011 Notes (12.5% senior secured notes with a face amount of $150.0 million). We also recorded a $1.2 million loss on the repurchase of our 2003 and 2004 Notes as the result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs associated with the 2003 and 2004 Notes.

The loss before income taxes of $6.3 million for the second quarter of 2011 represented a $7.2 million decrease as compared to the same period last year. The decrease was due primarily to the higher expenses mentioned previously.

We had an effective income tax rate of approximately 38.2% for the second quarter of 2011 compared to 31% for the same period in 2010. The income tax benefit during the three months ended June 30, 2011 was based on an estimated effective income tax rate of approximately 40% for the year ended December 31, 2011, which was partially offset by discrete adjustments of approximately $0.1 million. We recorded income tax expense during the three months ended June 30, 2010 based on an estimated effective income tax rate of approximately 27%. Certain discrete adjustments to increase income tax expense of less than $0.1 million were recorded during the three months ended June 30, 2010.

Net loss of $3.9 million for the second quarter of 2011 represented a $4.5 million decrease as compared to net income of $0.6 million for the second quarter of 2010 due to the factors mentioned previously.

Index

Six months ended June 30, 2011 and June 30, 2010:

					Percent of revenue
	Six months ended June 30,		Increase (decrease)		Six months ended June 30,
(in thousands)	2011	2010	Dollars	Percentage	2011	2010

Net sales
Publications	$73,066	$75,995	$(2,929)	(3.9%)	54.9%	57.3%
Specialty catalogs	32,352	30,539	1,813	5.9%	24.3%	23.0%
Books	27,866	26,184	1,682	6.4%	20.9%	19.7%
Intersegment sales elimination	(95)	(2)	(93)	nm	(0.1%)	-
Total net sales	$133,189	$132,716	$473	0.4%	100.0%	100.0%

Cost of sales	110,306	103,952	6,354	6.1%	82.8%	78.3%

Gross profit	$22,883	$28,764	$(5,881)	(20.4%)	17.2%	21.7%

Selling and administrative expenses	$18,867	$17,987	$880	4.9%	14.2%	13.6%
Loss on sale of fixed assets	17	38	(21)	(55.3%)	-	-
Restructuring costs	836	78	758	nm	0.6%	0.1%
Amortization of intangibles	2,475	699	1,776	254.1%	1.9%	0.5%
Total operating expenses	$22,195	$18,802	$3,393	18.0%	16.7%	14.2%

Operating income
Publications	$1,566	$9,074	$(7,508)	(82.7%)	2.1%	11.9%
Specialty catalogs	(1,332)	(49)	(1,283)	nm	(4.1%)	(0.2%)
Books	1,654	1,503	151	10.0%	5.9%	5.7%
Corporate expenses	(1,200)	(566)	(634)	(112.0%)	nm	nm
Total operating income	$688	$9,962	$(9,274)	(93.1%)	0.5%	7.5%

Other (income) expense
Interest expense	$9,637	$7,912	$1,725	21.8%	7.2%	6.0%
Interest income	(1)	(25)	24	96.0%	-	-
Loss on repurchase of notes payable	1,167	-	1,167	nm	0.9%	-
Other, net	(17)	160	(177)	nm	-	0.1%
Total other expense	$10,786	$8,047	$2,739	34.0%	8.1%	6.1%

(Loss) income before income taxes	(10,098)	1,915	(12,013)	nm	(7.6%)	1.4%

Income tax benefit	(3,851)	(237)	(3,614)	nm	(2.9%)	(0.2%)

Net (loss) income	$(6,247)	$2,152	$(8,399)	nm	(4.7%)	1.6%
__________________
nm - not meaningful

Commentary:

Net sales for the first six months of 2011 increased slightly versus the first six months of 2010 as the impact of higher pass through paper costs (approximately $2.6 million) were offset by pricing and volume reductions versus a year ago. Net sales for the Publications segment decreased $2.9 million or 3.9% in the first six months of 2011 compared to the same period a year ago due primarily to: (i) sales declines in journals due to reduced volume as customers cut run lengths, the continued migration to digital from offset printing along with fewer reprint orders and (ii) sales declines in magazines due primarily to reduced volume as customers cut run lengths. Net sales for the Specialty Catalogs segment increased $1.8 million or 5.9% in the first six months of 2011 compared with the same period a year ago with most of the increase due to increases in paper pass through costs. Net sales for the Books segment increased $1.7 million or 6.4% in the first six months of 2011 compared with the same period a year ago due primarily to higher paper costs which were passed on to our customers with the balance attributable to increased volume from new and existing customers.

Index

Gross profit for the first six months of 2011 decreased by $5.9 million or 20.4% compared to the first six months of 2010. Gross margin of 17.2% of net sales for the first six months of 2011 reflected a 4.5 margin point decrease versus the first six months of 2010. Approximately three-quarters of the gross profit decline is attributable to the increases in costs associated with the ULI/DPC consolidation coupled with their decline in sales, excluding pass through costs. The cost increases associated with the ULI/DPC consolidation include the acceleration of depreciation expense in connection with the shutdown of ULI and increases in start-up operating costs at DPC in preparation for the incremental volume from ULI. The remainder of the gross profit decline is due principally to higher paper waste and reductions in sales in our other businesses partially offset by lower operating lease costs and increases in recycling revenues.

Selling and administrative expenses increased $0.9 million or 4.9% for the first six months of 2011 as compared to the first six months of 2010. The increase was due primarily to an increase in selling, marketing and technology staffing and travel costs coupled with certain non-capitalizable legal fees incurred in connection with negotiations to refinance our debt. These cost increases were partially offset by a reduction in bad debt expense and lower management incentive expenses.

Restructuring costs of $0.8 million were recorded in the first six months of 2011 as a result of our decision to shut down the operations of ULI and consolidate the production of specialty magazines at DPC. This decision resulted from adverse trends in the specialty magazine business. The restructuring costs related primarily to severance payments, employee health benefits and other one-time costs. We estimate an additional $1.1 million of restructuring charges resulting in future cash expenditures related to the shutdown will be charged in 2011. Total restructuring costs are projected to be $1.9 million.ULI ceased operation on July 1 and all production has been transferred to DPC.

Amortization expense in the first six months of 2011 included a $1.6 million charge associated with accelerated amortization of the United Litho trade name as a result of the shutdown of ULI.

Operating income of $0.7 million for the first six months of 2011 represented a decrease of $9.3 million or 93.1% as compared to operating income of $10.0 million for the first six months of 2010. The reduction in operating income was due primarily to the decline in gross profit mentioned above as well as the amortization expense and restructuring costs recorded in connection with the shutdown of ULI. Publications operating income decreased by $7.5 million in the first six months of 2011 compared to the first six months of 2010 with over 85% of the decline attributable to the ULI/DPC business units. The ULI/DPC declines were due principally to the impact of lower sales, the increases in start-up operating costs at DPC in preparation for the incremental volume from ULI, and the acceleration of depreciation and amortization expense as well as the restructuring costs recorded in connection with the shutdown of ULI. The balance of the decline in Publications operating income was attributable to declines in sales versus the year ago period coupled with higher healthcare costs. Additionally, increases in corporate technology staffing cost allocations were partially offset by decreases in equipment lease costs. Specialty Catalogs had an operating loss of $1.3 million in the first six months of 2011 as compared to a negligible operating loss in the first six months of 2010, resulting in a decrease in profitability of $1.3 million. This decrease was primarily due to higher people-related costs, an increase in paper waste and higher costs for supplies. Operating income for the Books segment increased $0.2 million in the first six months of 2011 compared with the same period last year due principally to higher sales, excluding paper cost pass through increases, as increases in wages and salaries were offset by lower healthcare costs. An increase in corporate expenses decreased operating income by $0.6 million in the first six months of 2011 as compared with the same period last year due primarily to our increased investment in technology resources and certain non-capitalizable legal fees incurred in connection with negotiations to refinance our debt, which were partially offset by higher cost allocations to the subsidiaries.

Interest expense of $9.6 million for the first six months of 2011 represented a $1.7 million increase as compared to the first six months of 2010 due to our April 15, 2011 refinancing, whereby we replaced our 2003 and 2004 Notes (10.25% senior secured notes with a face amount of $142.9 million) with our 2011 Notes (12.5% senior secured notes with a face amount of $150.0 million). We also recorded a $1.2 million loss on the repurchase of our 2003 and 2004 Notes as the result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs associated with the 2003 and 2004 Notes.

The loss before income taxes of $10.1 million for the first six months of 2011 represented a $12.0 million decrease as compared to the same period last year. The decrease was due primarily to the higher expenses mentioned previously.

We recorded income tax benefit during the six months ended June 30, 2011 based on an estimated effective income tax rate of approximately 40%, which was partially offset by discrete adjustments of approximately $0.2 million, resulting in an effective tax rate of approximately 38.1%. We recorded income tax expense during the six months ended June 30, 2010 based on an estimated effective income tax rate of approximately 27%. Certain adjustments for items discrete to the six months ended June 30, 2010 were recognized which exceeded the tax expense recorded during the period, resulting in a net income tax benefit of approximately $0.2 million. The most significant discrete item was a change in the apportionment rules which resulted in a decrease in the income taxes we pay to the State of Maine.

Index

Net loss of $6.2 million for the first six months of 2011 represented an $8.4 million decrease as compared to net income of $2.2 million for the first six months of 2010 due to the factors mentioned previously.

Liquidity and Capital Resources

As further described below under “—Indebtedness,” on April 15, 2011, we completed the offering of the 2011 Notes and entered into an agreement to amend and restate our working capital facility. Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our existing 2003 and 2004 Notes (due August 15, 2011) and to pay related fees and expenses.

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance our capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2011 will total about $5.2 million. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our liquidity needs for at least the next twelve months, but external sources would be necessary to repay at maturity or refinance our 2011 Notes (due April 2014).

We had cash of $0.7 million as of June 30, 2011 compared to $13.7 million as of December 31, 2010. During the first six months of 2011, we utilized cash on hand to fund operations, pay fees and expenses related to the offering of the 2011 Notes, make investments in new plant and equipment and make the semi-annual interest payments on and repurchase our notes.

Operating Activities

Net cash provided by operating activities was $4.1 million for the first six months of 2011 compared to $13.5 million for the first six months of 2010. This $9.4 million decrease was primarily due to a decrease in net income of $8.4 million which was partially offset by net non-cash expenses of $2.4 million coupled with unfavorable changes in working capital and other assets and liabilities that totaled $3.4 million.

The major unfavorable changes included:

•
an increase in accounts receivable levels during the first six months of 2011 (versus December 2010) as compared to the first six months of 2010 (versus December 2009) due primarily to higher sales volume;

•	a decrease in the amount due to parent, net which represents a tax asset as the result of net operating losses generated by us which can be used to offset future tax liabilities.

These unfavorable changes were partially offset by:

•	an increase in accrued expenses due primarily to the timing of the receipt of customer deposits and the payment of customer incentives;

•	a decrease in other current assets due primarily to the timing of the receipt of supplier rebates.

Investing Activities

Net cash used in investing activities was $9.5 million for the first six months of 2011 compared to $3.1 million for the first six months of 2010. This $6.4 million increase in cash used was primarily the result of higher capital spending in the first six months of 2011 as compared to the same period last year due primarily to the expansion of Dartmouth Printing Company as part of the United Litho consolidation plan.

Financing Activities

Net cash used in financing activities was $7.6 million for the first six months of 2011 compared to no activity during the same period a year ago. The primary use of cash was to pay $7.1 million of costs in connection with the offering of the 2011 Notes and the amendment and restatement of our working capital facility. We had net borrowings on our working capital facility of $1.4 million for the first six months of 2011 and used $1.9 million to fund the difference between the proceeds from the 2011 Notes and the amount needed to repay our 2003 and 2004 Notes.

Indebtedness

Index

2011 Notes and Amended and Restated Working Capital Facility

On April 15, 2011, we completed the offering of the 2011 Notes pursuant to an indenture, by and among us, our subsidiaries named on the signature pages thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”).  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. The 2011 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our current subsidiaries.

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

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under the working capital facility were used to repurchase all of our existing 2003 and 2004 Notes (due August 15, 2011) and to pay related fees and expenses.  We have significant interest payments due on the 2011 Notes, as well as interest payments due on borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2011 Notes are expected to be in excess of $18.7 million on an annual basis.

Each of the Indenture and the working capital facility agreement requires that we maintain certain minimum consolidated EBITDA (“Consolidated EBITDA”) amounts for any period of four consecutive quarters, taken as one accounting period, as follows:

Period	Amount
April 15, 2011 to March 31, 2012	$32.00 million
April 1, 2012 to March 31, 2013	$34.00 million
April 1, 2013 and thereafter	$35.00 million

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items.  Pursuant to the Indenture and the working capital facility agreement, Consolidated EBITDA for the period of four consecutive fiscal quarters ended (i) March 31, 2011 will be deemed to equal our Consolidated EBITDA for the fiscal quarter ended March 31, 2011 plus $28,869,000, (ii) June 30, 2011 will be deemed to equal our Consolidated EBITDA for the two consecutive fiscal quarters ended June 30, 2011 plus $18,896,000 and (iii) September 30, 2011 will be deemed to equal our Consolidated EBITDA for the three consecutive fiscal quarters ended September 30, 2011 plus $9,485,000.  Failure to satisfy the minimum Consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended June 30, 2011, our Consolidated EBITDA was $34.5 million.

Index

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

The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the six month period ended June 30, 2011 (in thousands). The Consolidated EBITDA covenants under each of the Indenture and the working capital facility agreement are based upon a rolling twelve months. Therefore, Consolidated EBITDA for the twelve months ended June 30, 2011 includes the amounts presented in the following table as well as an assumed amount of $18,896,000 as required under the terms of each of the Indenture and the working capital facility agreement (as described above).

Six Months Ended June 30, 2011

Net cash provided by operating activities	$4,066

Accounts receivable	1,128
Inventories	685
Other current assets	(1,761)
Refundable income taxes	-
Other assets	(469)
Accounts payable	1,312
Accrued expenses	(398)
Due to parent, net	534
Other liabilities	482
Provision for doubtful accounts	(291)
Deferred income tax benefit	3,376
Provision for inventory realizability and LIFO value	(35)
Loss on disposition of fixed assets, net	(17)
Income tax provision	(3,851)
Cash interest expense	8,294
Management fees	491
Non cash adjustments:
Increase in market value of investments	(5)
Amortization of prepaid lease costs	1
Loss on disposition of fixed assets	39
Interest income	(1)
Loss on repurchase of notes payable - cash portion	930
Restructuring costs	836
Non capitalizable professional fees associated with refinancing debt	278

Consolidated EBITDA	$15,624

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of June 30, 2011:

Index

	Remaining Payments Due by Period
			2012 to	2014 to	2016 and
	Total	2011	2013	2015	beyond
(in thousands)

Long term debt, including interest (1)	$206,250	$9,375	$37,500	$159,375	$-
Operating leases	5,605	1,122	2,726	1,395	362
Purchase obligations (2)	2,828	2,057	759	12	-
Other long-term obligations (3)	240	76	164	-	-

Total (4)	$214,923	$12,630	$41,149	$160,782	$362

(1)	Includes the $150.0 million aggregate principal amount due on the 2011 Notes plus interest at 12.50% payable semi-annually through April 15, 2014.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At June 30, 2011, we have recognized approximately $2.0 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Index

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for us beginning in the first quarter of 2012. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the six months ended June 30, 2011 and 2010 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We are exposed to changes in interest rates because our working capital facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first six months of 2011, we had borrowings under our working capital facility, and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the six months ended June 30, 2011. All of our other debt carries fixed interest rates.

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

Exhibits filed as part of this report are listed in the Exhibit Index.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

		By:	/s/ Robert M. Jakobe
Robert M. Jakobe
Executive Vice President and Chief Financial Officer

Date:	August 12, 2011

Index

EXHIBIT INDEX

Exhibits
4.1
Indenture, dated as of April 15, 2011, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 12.5% Senior Secured Notes due 2014. ^

4.2
Registration Rights Agreement, dated as of April 15, 2011, by and among the Company, Jefferies & Company, Inc., as Initial Purchaser, and the guarantors named therein, relating to the 12.5% Senior Secured Notes due 2014. ^

4.3
Fourth Supplemental Indenture, dated as of April 15, 2011, by and among the Company, the subsidiaries of the Company identified on the signature pages thereto, as guarantors, The Bank of New York Mellon, as trustee and collateral agent, and Bank of America, N.A., relating to the Company’s 10.25% Senior Secured Notes due 2011. ^

4.4
Supplemental Indenture, dated as of May 20, 2011, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 12.5% Senior Secured Notes due 2014.*

10.1
Third Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among the Company, as the borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto. *

10.2
Intercreditor Agreement, dated as of April 15, 2011, by and among the Company, the subsidiaries of the Company identified on the signature pages thereto, as Guarantors, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, and Bank of America, N.A., as Agent. ^

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

^	Filed as a like numbered exhibit to The Sheridan Group Inc.’s Current Report on Form 8-K, filed on April 20, 2011 and incorporated herein by reference.
*	Filed as a like numbered exhibit to The Sheridan Group Inc.’s Current Report on Form 8-K/A, filed on May 23, 2011 and incorporated herein by reference.