Form 10-Q
period 2011-09-30
SHERIDAN GROUP INC
filed 2011-11-10
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)             Yes ☐  No ☒
There was 1 share of Common Stock outstanding as of November 10, 2011.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended September 30, 2011

Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$4,755,372	$13,717,082
Accounts receivable, net of allowance for doubtful accounts of $2,134,575 and $2,261,252, respectively	28,390,501	25,470,633
Inventories, net	14,044,876	15,809,053
Other current assets	4,878,783	5,962,519
Total current assets	52,069,532	60,959,287

Property, plant and equipment, net	102,895,396	112,044,062
Intangibles, net	29,272,168	32,168,520
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	5,859,307	516,286
Assets held for sale	3,800,000	-
Other assets	2,490,914	1,843,739

Total assets	$230,365,958	$241,510,535

LIABILITIES

Current liabilities:
Accounts payable	$13,777,456	$16,305,544
Accrued expenses	20,583,486	15,541,858
Current portion of notes payable	-	142,923,740
Due to parent	-	534,440
Total current liabilities	34,360,942	175,305,582

Notes payable	142,128,771	-
Deferred income taxes and other liabilities	22,965,047	28,106,160
Total liabilities	199,454,760	203,411,742

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Additional paid-in capital	42,098,717	42,075,908
Accumulated deficit	(11,187,519)	(3,977,115)
Total stockholder's equity	30,911,198	38,098,793

Total liabilities and stockholder's equity	$230,365,958	$241,510,535

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$67,015,471	$67,867,423	$200,204,437	$200,583,436

Cost of sales	53,558,919	56,532,805	163,865,013	160,484,571

Gross profit	13,456,552	11,334,618	36,339,424	40,098,865

Selling and administrative expenses	7,799,982	8,915,649	26,667,101	26,902,425
(Gain) loss on disposition of fixed assets	(35,789)	63,179	(18,536)	101,631
Restructuring costs	1,269,885	414	2,105,741	78,335
Amortization of intangibles	421,463	349,504	2,896,352	1,048,511

Total operating expenses	9,455,541	9,328,746	31,650,658	28,130,902

Operating income	4,001,011	2,005,872	4,688,766	11,967,963

Other (income) expense:
Interest expense	6,104,129	3,939,891	15,741,436	11,851,578
Interest income	(6,279)	(18,442)	(7,710)	(43,340)
Loss on repurchase of notes payable	-	-	1,167,225	-
Other, net	68,166	(54,804)	51,174	105,722

Total other expense	6,166,016	3,866,645	16,952,125	11,913,960

(Loss) income before income taxes	(2,165,005)	(1,860,773)	(12,263,359)	54,003

Income tax benefit	(1,201,780)	(654,984)	(5,052,955)	(892,446)

Net (loss) income	$(963,225)	$(1,205,789)	$(7,210,404)	$946,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Cash flows provided by operating activities:
Net (loss) income	$(7,210,404)	$946,449
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	15,069,525	15,265,447
Amortization of intangible assets	2,896,352	1,048,511
Provision for doubtful accounts	196,730	736,468
Provision for inventory realizability and LIFO value	13,652	243,997
Stock-based compensation	22,809	17,200
Amortization of deferred financing costs and original issue discount, included in interest expense	2,719,980	715,138
Deferred income tax benefit	(4,349,807)	(1,637,693)
Non-cash portion of loss on repurchase of notes payable	236,789	-
(Gain) loss on disposition of fixed assets	(18,536)	101,631
Changes in operating assets and liabilities
Accounts receivable	(3,116,598)	(28,195)
Inventories	1,750,524	(999,774)
Other current assets	1,148,063	192,542
Refundable income taxes	-	95,013
Other assets	(647,175)	50,026
Accounts payable	(2,479,401)	436,946
Accrued expenses	5,041,628	(3,795,185)
Due to parent, net	(525,983)	569,027
Other liabilities	(862,970)	(467,826)
Net cash provided by operating activities	9,885,178	13,489,722

Cash flows used in investing activities:
Purchases of property, plant and equipment	(11,327,120)	(5,244,715)
Proceeds from sale of fixed assets	1,574,991	31,326
Net cash used in investing activities	(9,752,129)	(5,213,389)

Cash flows (used in) provided by financing activities:
Borrowing of working capital facility	16,101,098	-
Repayment of working capital facility	(16,101,098)	-
Repayment of long term debt	(142,900,000)	-
Proceeds from issuance of long term debt	141,000,000	-
Payment of deferred financing costs in connection with long term debt	(7,194,759)	-
Proceeds from capital contribution from parent company	-	2,970
Net cash (used in) provided by financing activities	(9,094,759)	2,970

Net (decrease) increase in cash and cash equivalents	(8,961,710)	8,279,303

Cash and cash equivalents at beginning of period	13,717,082	4,109,740

Cash and cash equivalents at end of period	$4,755,372	$12,389,043

Non-cash investing and financing activities
Asset additions in accounts payable	$739,306	$395,287

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of September 30, 2011, our results of operations for the three and nine month periods ended September 30, 2011 and 2010 and our cash flows for the nine month periods ended September 30, 2011 and 2010. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative tests become optional. The guidance is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011, and earlier adoption is permitted. We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

Index

2.	Inventory

Components of net inventories at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Work-in-process	$5,753,787	$6,617,642
Raw materials (principally paper)	8,594,199	9,494,521
	14,347,986	16,112,163
Excess of current costs over LIFO inventory value	(303,110)	(303,110)
Net inventory	$14,044,876	$15,809,053

3.	Notes Payable and Working Capital Facility

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the “2011 Notes”).  The 2011 Notes, which were issued by The Sheridan Group, Inc. under an indenture (the “Indenture”), will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. Proceeds of the offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our 10.25% senior secured notes that were due to mature on August 15, 2011 (the “2003 and 2004 Notes”) and to pay approximately $6.5 million in professional fees and expenses. These fees and expenses were capitalized as deferred financing costs and will be amortized using the effective interest rate method over the term of the 2011 Notes. We recognized a loss on the repurchase of the 2003 and 2004 Notes of approximately $1.2 million as a result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs.

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

On February 3, 2011, we entered into a contract to sell the Ashburn, Virginia facility. Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions (see Note 10). If the Ashburn, Virginia property of United Litho is sold on or prior to December 31, 2011, we will be required to use the net proceeds of such sale to redeem 2011 Notes at 100% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the redemption date. In addition, if we sell certain assets (other than such specified property) or experience an event of loss and we do not use the proceeds for specified purposes, we may be required to use the proceeds to repurchase the 2011 Notes at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the date of repurchase.

Index

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

We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. As of September 30, 2011, we had no amount outstanding under the working capital facility, no letters of credit outstanding and unused amounts available of $15.0 million. In addition, we paid an upfront fee of $0.3 million at closing and approximately $0.4 million of professional fees, which were capitalized as deferred financing costs and will be amortized on a straight line basis over the term of the working capital facility.

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

Prior to April 15, 2011, we had a working capital facility agreement that allowed for revolving debt of up to $20.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. We had no borrowings under this working capital facility during 2011. We paid an annual commitment fee on the unused portion of the working capital facility at a rate of 0.50%. In addition, we paid an annual fee of 3.875% on all letters of credit outstanding.

Index

4.	Accrued Expenses

Accrued expenses as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Payroll and related expenses	$4,449,139	$3,177,493
Accrued interest	8,593,756	5,517,147
Customer prepayments	3,553,805	3,298,520
Self-insured health and workers' compensation accrual	1,445,565	1,631,830
Other	2,541,221	1,916,868
	$20,583,486	$15,541,858

5.	Business Segments

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

We had no customer that accounted for 10.0% or more of our net sales for the three and nine month periods ended September 30, 2011 and 2010.

The following table provides segment information as of September 30, 2011 and 2010 and for the three and nine month periods then ended:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
(in thousands)

Net sales
Publications	$34,633	$36,302	$107,699	$112,297
Specialty catalogs	17,614	16,154	49,966	46,693
Books	14,787	15,413	42,653	41,597
Intersegment sales elimination	(19)	(2)	(114)	(4)
Consolidated total	$67,015	$67,867	$200,204	$200,583

Operating income
Publications	$3,705	$1,449	$5,271	$10,523
Specialty catalogs	(166)	(516)	(1,498)	(565)
Books	925	1,419	2,579	2,922
Corporate expenses	(463)	(346)	(1,663)	(912)
Consolidated total	$4,001	$2,006	$4,689	$11,968

	September 30,	December 31,
	2011	2010
Assets
Publications	$127,428	$140,566
Specialty catalogs	50,400	51,669
Books	48,990	46,519
Corporate	3,548	2,757
Consolidated total	$230,366	$241,511

Included in the Publications segment as of September 30, 2011 is $3.8 million of assets held-for-sale related to the sale of the United Litho facility.

Index

A reconciliation of total segment operating income to consolidated (loss) income before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Total operating income (as shown above)	$4,001	$2,006	$4,689	$11,968

Interest expense	(6,104)	(3,940)	(15,741)	(11,852)
Interest income	6	18	7	43
Loss on repurchase of notes payable	-	-	(1,167)	-
Other, net	(68)	55	(51)	(105)

(Loss) income before income taxes	$(2,165)	$(1,861)	$(12,263)	$54

6.	Income Taxes

We recorded income tax benefit during the nine months ended September 30, 2011 based on an estimated effective income tax rate of approximately 40.7%, which was adjusted by discrete items of approximately $0.1 million, resulting in an effective tax rate of approximately 41.2%. Although we generated income before income taxes of $0.1 million for the first nine months of 2010, we recorded an income tax benefit during that same period. The income tax benefit was the result of the impact of certain discrete adjustments of approximately $0.9 million (most of which were recorded in the first quarter of 2010), in relation to our modest income before income taxes for the first nine months of 2010. The discrete adjustments which reduced income tax expense included: (i) a change in the apportionment rules in the state of Maine which will result in a decrease in the income taxes we pay that state and (ii) a reduction in our accrual for uncertain tax positions due to an audit settlement with a state tax authority. Additionally, the impact of the permanent differences (primarily tax deductible goodwill) reduced the forecasted effective tax rate as of September 30, 2010 to approximately 8%.

We file consolidated tax returns with Parent for Federal and certain state jurisdictions. We classify the current tax receivables as “Due from parent” and the current tax payables as “Due to parent,” which are netted as appropriate, on the consolidated balance sheets. As of September 30, 2011, we generated a $5.1 million income tax benefit as the result of current net operating losses. Approximately $3.6 million of the benefit was recorded as a non-current deferred tax asset, which is presented net of our non-current deferred tax liabilities on the consolidated balance sheet, as it will be available to reduce taxable income in future periods.

7.	Fair Value Measurements

Certain of our assets and liabilities must be recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accounting guidance outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

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

Index

8.	Related Party Transactions

Under the terms of a management agreement with our private equity sponsors, we paid an annual management fee equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out-of-pocket expenses. On April 15, 2011, the management agreement was terminated, and no amounts will be expensed in connection with the management agreement subsequent to the three month period ended March 31, 2011. We expensed $0.5 million in such fees for the nine month period ended September 30, 2011 and $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2010, respectively.

9.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.	Restructuring and Other Exit Costs

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our United Litho facility in Ashburn, Virginia ceased operation on July 1, and we have consolidated the printing of specialty magazines at Dartmouth Printing Company in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the consolidation. Approximately 20 employees in the Customer Service and Sales areas were retained by Dartmouth Printing Company.

In connection with this consolidation, we recorded $0.7 million and $1.5 million of restructuring charges during the three and nine months ended September 30, 2011, respectively. Charges related to severance and other personnel costs totaled $0.5 million and $1.1 million and charges for other exit costs totaled $0.2 million and $0.4 million during the three and nine months ended September 30, 2011, respectively. We estimate approximately $0.2 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2011, primarily related to other exit costs. We had a liability of $0.5 million related to this restructuring outstanding as of September 30, 2011.

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during the three months ended September 30, 2011. The costs related primarily to guaranteed severance payments and employee health benefits. We do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.4 million related to this restructuring outstanding as of September 30, 2011.

The table below shows the restructuring accrual balance and activity (in thousands):

	ULI/DPC	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2010	$-	$-	$-
Restructuring costs expenses	1,521	585	2,106
Restructuring costs paid	(1,056)	(166)	(1,222)
Restructuring accrual at September 30, 2011	$465	$419	$884

We recorded non-cash charges of $1.6 million during the nine months ended September 30, 2011, associated with the accelerated amortization of the United Litho trade name based on updated estimates of useful life.

We also recorded non-cash charges of approximately $2.0 million during the nine months ended September 30, 2011 associated with the accelerated depreciation of equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell.

On February 3, 2011, we entered into a contract to sell the Ashburn, Virginia facility for $4.2 million. After deducting related closing costs, we estimate our net proceeds will be approximately $3.8 million. We accelerated the depreciation of the property, which had a net book value of approximately $3.9 million as of December 31, 2010, down to the amount of the estimated net proceeds, over the expected remaining service period prior to consolidating the operations at the Dartmouth Printing Company facility. Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions. The closing is expected to take place by November 30, 2011. The buyer paid deposits totaling approximately $0.4 million to an escrow agent which will be delivered to us in the event that the buyer is in default under the terms of the contract. The land and building are classified as non-currents assets held-for-sale, and are recorded at their estimated net realizable value, on our September 30, 2011 balance sheet.

Index

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

●
competitive pressures and trends in the printing industry, including but not limited to the continued migration to digital from offset printing, reduced run lengths and reprint orders, and the increasing use of electronic formats rather than paper-based formats;

●	factors that affect customer demand, including but not limited to changes in technology, changes in advertising markets, changes in postal rates and postal regulations;

●	general economic conditions;

●	our liquidity and capital resources, including our ability to refinance our debt from time to time;

●
changes in the availability or costs of key materials and inputs (such as paper, energy, freight/postage, plates and ink), including but not limited to our ability to pass through cost increases to our customers;

●	the loss of key employees;

●	the satisfaction of the conditions to the closing of the sale of the Ashburn, Virginia facility;

●	legal proceedings and regulatory matters; and

●	other risks and uncertainties detailed from time to time in the our filings with the SEC, including but not limited to those discussed under “Risk Factors” in our Annual Report on Form 10-K.

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

Restructuring costs and facility shutdown

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our United Litho facility in Ashburn, Virginia ceased operation on July 1, and we have consolidated the printing of specialty magazines at Dartmouth Printing Company in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the closure. Approximately 20 employees in the Customer Service and Sales areas were retained by Dartmouth Printing Company.

In connection with this consolidation, we recorded $0.7 million and $1.5 million of restructuring charges during the three and nine months ended September 30, 2011, respectively. Charges related to severance and other personnel costs totaled $0.5 million and $1.1 million and charges for other exit costs totaled $0.2 million and $0.4 million during the three and nine months ended September 30, 2011, respectively. We estimate approximately $0.2 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2011, primarily related to other exit costs. We had a liability of $0.5 million related to this restructuring outstanding as of September 30, 2011.

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during the three months ended September 30, 2011. The costs related primarily to guaranteed severance payments and employee health benefits. We do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.4 million related to this restructuring outstanding as of September 30, 2011.

The table below shows the restructuring accrual balance and activity (in thousands):

	ULI/DPC	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2010	$-	$-	$-
Restructuring costs expenses	1,521	585	2,106
Restructuring costs paid	(1,056)	(166)	(1,222)
Restructuring accrual at September 30, 2011	$465	$419	$884

We recorded non-cash charges of $1.6 million during the nine months ended September 30, 2011, associated with the accelerated amortization of the United Litho trade name based on updated estimates of useful life.

We also recorded non-cash charges of approximately $2.0 million during the nine months ended September 30, 2011 associated with the accelerated depreciation of equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell.

Index

On February 3, 2011, we entered into a contract to sell the Ashburn, Virginia facility for $4.2 million. After deducting related closing costs, we estimate our net proceeds will be approximately $3.8 million. We accelerated the depreciation of the property, which had a net book value of approximately $3.9 million as of December 31, 2010, down to the amount of the estimated net proceeds, over the expected remaining service period prior to consolidating the operations at the Dartmouth Printing Company facility.  Consummation of the transaction is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents, which are customary for similar transactions. The closing is expected to take place by November 30, 2011. The buyer paid deposits totaling approximately $0.4 million to an escrow agent which will be delivered to us in the event that the buyer is in default under the terms of the contract. The land and building are classified as assets held-for-sale, at their estimated net realizable value, on our September 30, 2011 balance sheet.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2010 have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self-insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

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

Index

Three months ended September 30, 2011 and September 30, 2010:

	Three months ended September 30,		Increase (decrease)		Percent of revenue Three months ended September 30,
(in thousands)	2011	2010	Dollars	Percentage	2011	2010

Net sales
Publications	$34,633	$36,302	$(1,669)	(4.6%)	51.7%	53.5%
Specialty catalogs	17,614	16,154	1,460	9.0%	26.3%	23.8%
Books	14,787	15,413	(626)	(4.1%)	22.0%	22.7%
Intersegment sales elimination	(19)	(2)	(17)	nm	-	-
Total net sales	$67,015	$67,867	$(852)	(1.3%)	100.0%	100.0%

Cost of sales	53,559	56,532	(2,973)	(5.3%)	79.9%	83.3%

Gross profit	$13,456	$11,335	$2,121	18.7%	20.1%	16.7%

Selling and administrative expenses	$7,800	$8,915	$(1,115)	(12.5%)	11.6%	13.1%
(Gain) loss on sale of fixed assets	(36)	64	(100)	nm	-	0.1%
Restructuring costs	1,270	-	1,270	nm	1.9%	-
Amortization of intangibles	421	350	71	20.3%	0.6%	0.5%
Total operating expenses	$9,455	$9,329	$126	1.4%	14.1%	13.7%

Operating income
Publications	$3,705	$1,449	$2,256	155.7%	10.7%	4.0%
Specialty catalogs	(166)	(516)	350	67.8%	(0.9%)	(3.2%)
Books	925	1,419	(494)	(34.8%)	6.3%	9.2%
Corporate expenses	(463)	(346)	(117)	(33.8%)	nm	nm
Total operating income	$4,001	$2,006	$1,995	99.5%	6.0%	3.0%

Other (income) expense
Interest expense	$6,104	$3,940	$2,164	54.9%	9.1%	5.8%
Interest income	(6)	(18)	12	66.7%	-	-
Loss on repurchase of notes payable	-	-	-	nm	-	-
Other, net	68	(55)	123	nm	0.1%	(0.1%)
Total other expense	$6,166	$3,867	$2,299	59.5%	9.2%	5.7%

Loss before income taxes	(2,165)	(1,861)	(304)	(16.3%)	(3.2%)	(2.7%)

Income tax benefit	(1,202)	(655)	(547)	(83.5%)	(1.8%)	(1.0%)

Net loss	$(963)	$(1,206)	$243	20.1%	(1.4%)	(1.7%)

nm - not meaningful

Commentary:

Net sales for the third quarter of 2011 decreased $0.9 million or 1.3% versus the third quarter of 2010 due primarily to pricing and volume reductions versus a year ago. Net sales for the Publications segment decreased $1.7 million or 4.6% in the third quarter of 2011 compared to the same period a year ago due primarily to: (i) sales declines in journals due to lower pricing and reduced run lengths coupled with the continued migration to digital from offset printing and (ii) sales declines in magazines due primarily to lower pricing coupled with reduced run lengths. Net sales for the Specialty Catalogs segment increased $1.5 million or 9.0% in the third quarter of 2011 compared with the same period a year ago with most of the increase due to increases in paper and freight pass through costs coupled with increases in volume from new customers. Net sales for the Books segment decreased $0.6 million or 4.1% in the third quarter of 2011 compared with the same period a year ago due primarily to lower paper costs as a result of product mix and reduced sales due to shorter run lengths and lower pricing.

Index

Gross profit for the third quarter of 2011 increased by $2.1 million or 18.7% compared to the third quarter of 2010. Gross margin of 20.1% of net sales for the third quarter of 2011 reflected a 3.4 margin point increase versus the third quarter of 2010. The absence in 2011 of a one-time charge of $2.3 million for depreciation expense in connection with the write down of the value of a printing press that was removed from service in 2010 was the primary reason for the gross profit and margin point improvement.   Additionally, reductions in people costs and operating lease expenses coupled with higher recycling revenue offset the adverse impact of the lower sales and increased investment in technology.

Selling and administrative expenses decreased $1.1 million or 12.5% for the third quarter of 2011 as compared to the third quarter of 2010 due primarily to reductions in staffing and benefit costs, lower professional fees and the absence in 2011 of the management fee paid to our equity sponsors following the termination of the underlying agreement in the second quarter of 2011.

Restructuring costs of $1.3 million were recorded in the third quarter of 2011. Approximately $0.7 million of the restructuring costs were the result of our decision to shut down the operations of United Litho and consolidate the production of specialty magazines at Dartmouth Printing Company. This decision resulted from adverse trends in the specialty magazine business. The restructuring costs related primarily to severance payments, employee health benefits and other one-time costs. ULI ceased operation on July 1 and all production has been transferred to DPC. We estimate an additional $0.2 million of restructuring charges resulting in future cash expenditures related to the shutdown will be charged in 2011. Total restructuring costs related to the shutdown are projected to be $1.7 million. Approximately $0.6 million of the restructuring costs were the result of a workforce reduction across all segments of our business designed to reduce our overall cost structure. The costs related primarily to guaranteed severance payments and employee health benefits. We do not believe any other costs will be expensed in the future in connection with this action.

Operating income of $4.0 million for the third quarter of 2011 represented an increase of $2.0 million or 99.5% as compared to operating income of $2.0 million for the third quarter of 2010. The increase in operating income was due primarily to the improvement in gross profit and the reduction in selling and administrative expenses mentioned above. Publications operating income increased by $2.3 million in the third quarter of 2011 compared to the third quarter of 2010 due principally to the absence in 2011 of a one-time charge of $2.3 million for depreciation expense in connection with the write down of the value of a printing press that was removed from service in 2010. The combined results of ULI/DPC accounted for more than 75% of the Publications segment operating profit improvement due principally to the reduction in depreciation expense and lower people costs partially offset by lower sales and the increase in restructuring costs. The remaining increase in Publications operating income was attributable to lower people-related costs and reduced operating lease expenses which were partially offset by an increase in corporate technology allocations and lower sales. Specialty Catalogs had an operating loss of $0.2 million in the third quarter of 2011 as compared to an operating loss of $0.5 million in the third quarter of 2010, a decrease in the operating loss of $0.3 million. This decrease was primarily due to higher sales (excluding higher paper and freight pass through costs), lower healthcare costs and higher recycling revenue partially offset by restructuring costs and higher material costs. Operating income for the Books segment decreased $0.5 million in the third quarter of 2011 compared with the same period last year due principally to lower sales (excluding pass through costs) coupled with higher healthcare costs. An increase in corporate expenses decreased operating income by $0.1million in the third quarter of 2011 as compared with the same period last year due primarily to an increased investment in technology resources partially offset by the elimination of the management fee paid to our private equity sponsors, higher cost allocations to our subsidiaries and lower professional fees.

Interest expense of $6.1 million for the third quarter of 2011 represented a $2.2 million increase as compared to the third quarter of 2010 due to our April 15, 2011 refinancing, whereby we replaced our 2003 and 2004 Notes (10.25% senior secured notes with a face amount of $142.9 million) with our 2011 Notes (12.5% senior secured notes with a face amount of $150.0 million). Additionally, the amortization of the deferred financing costs paid and the original issue discount (both in connection with the 2011 Notes) resulted in higher interest charges in the third quarter of 2011 as compared to a year ago.

The loss before income taxes of $2.2 million for the third quarter of 2011 represented a $0.3 million decline as compared to the same period last year. The decline was due primarily to higher interest expense partially offset by higher operating income as mentioned previously.

We had an effective income tax rate of approximately 55.5% for the third quarter of 2011 compared to 35.2% for the same period in 2010. The income tax benefit recorded in the third quarter of 2011 was favorably impacted by certain discrete adjustments of approximately $0.3 million as the result of a reduction in our accrual for uncertain tax positions, which also accounts for the variance in rates as compared to the year ago period.

Net loss of $1.0 million for the third quarter of 2011 represented a $0.2 million improvement as compared to the third quarter of 2010 due to the factors mentioned previously.

Index

Nine months ended September 30, 2011 and September 30, 2010:

	Nine months ended September 30,		Increase (decrease)		Percent of revenue Nine months ended September 30,
(in thousands)	2011	2010	Dollars	Percentage	2011	2010

Net sales
Publications	$107,699	$112,297	$(4,598)	(4.1%)	53.8%	56.0%
Specialty catalogs	49,966	46,693	3,273	7.0%	25.0%	23.3%
Books	42,653	41,597	1,056	2.5%	21.3%	20.7%
Intersegment sales elimination	(114)	(4)	(110)	nm	(0.1%)	-
Total net sales	$200,204	$200,583	$(379)	(0.2%)	100.0%	100.0%

Cost of sales	163,865	160,484	3,381	2.1%	81.8%	80.0%

Gross profit	$36,339	$40,099	$(3,760)	(9.4%)	18.2%	20.0%

Selling and administrative expenses	$26,667	$26,902	$(235)	(0.9%)	13.3%	13.4%
(Gain) loss on sale of fixed assets	(19)	102	(121)	nm	-	0.1%
Restructuring costs	2,106	78	2,028	nm	1.1%	-
Amortization of intangibles	2,896	1,049	1,847	176.1%	1.4%	0.5%
Total operating expenses	$31,650	$28,131	$3,519	12.5%	15.8%	14.0%

Operating income
Publications	$5,271	$10,523	$(5,252)	(49.9%)	4.9%	9.4%
Specialty catalogs	(1,498)	(565)	(933)	(165.1%)	(3.0%)	(1.2%)
Books	2,579	2,922	(343)	(11.7%)	6.0%	7.0%
Corporate expenses	(1,663)	(912)	(751)	(82.3%)	nm	nm
Total operating income	$4,689	$11,968	$(7,279)	(60.8%)	2.4%	6.0%

Other (income) expense
Interest expense	$15,741	$11,852	$3,889	32.8%	7.9%	5.9%
Interest income	(7)	(43)	36	83.7%	-	-
Loss on repurchase of notes payable	1,167	-	1,167	nm	0.6%	-
Other, net	51	105	(54)	(51.4%)	-	0.1%
Total other expense	$16,952	$11,914	$5,038	42.3%	8.5%	6.0%

(Loss) income before income taxes	(12,263)	54	(12,317)	nm	(6.1%)	-

Income tax benefit	(5,053)	(892)	(4,161)	nm	(2.5%)	(0.5%)

Net (loss) income	$(7,210)	$946	$(8,156)	nm	(3.6%)	0.5%

nm - not meaningful

Commentary:

Net sales for the first nine months of 2011 decreased slightly versus the first nine months of 2010 as the impact of higher pass through paper costs (approximately $3.0 million) were more than offset by pricing and volume reductions versus a year ago. Net sales for the Publications segment decreased $4.6 million or 4.1% in the first nine months of 2011 compared to the same period a year ago due primarily to: (i) sales declines in journals due to lower pricing and reduced run lengths, the continued migration to digital from offset printing and fewer reprint orders and (ii) sales declines in magazines due primarily to lower pricing and reduced run lengths. Net sales for the Specialty Catalogs segment increased $3.3 million or 7.0% in the first nine months of 2011 compared with the same period a year ago with much of the increase due to increases in paper pass through costs coupled with increases in volume principally from new customers. Net sales for the Books segment increased $1.1 million or 2.5% in the first nine months of 2011 compared with the same period a year ago due primarily to higher paper costs which were passed on to our customers.

Index

Gross profit for the first nine months of 2011 decreased by $3.8 million or 9.4% compared to the first nine months of 2010. Gross margin of 18.2% of net sales for the first nine months of 2011 reflected a 1.8 margin point decrease versus the first nine months of 2010. Approximately two-thirds of the gross profit decline is attributable to the decline in sales at ULI and DPC partially offset by consolidation cost reductions realized in the third quarter of 2011 following the closure of ULI. The remainder of the gross profit decline is due principally to reductions in sales (excluding pass through costs) in our other businesses, an increase in development costs related to our technology-based services and increases in material and supply costs partially offset by lower operating lease costs, increases in recycling revenue and lower people-related costs.

Selling and administrative expenses decreased slightly for the first nine months of 2011 as compared to the first nine months of 2010. The decrease was due primarily to reductions in bad debt expense, professional fees and management incentive expense partially offset by an increase in selling, marketing and technology staffing and travel costs coupled with certain non-capitalizable legal fees incurred in connection with negotiations to refinance our debt.

Restructuring costs of $2.1 million were recorded in the first nine months of 2011. Approximately $1.5 million of the restructuring costs were as a result of our decision to shut down the operations of ULI and consolidate the production of specialty magazines at DPC. This decision resulted from adverse trends in the specialty magazine business. The restructuring costs related primarily to severance payments, employee health benefits and other one-time costs. We estimate an additional $0.2 million of restructuring charges resulting in future cash expenditures related to the shutdown will be charged in 2011. Total restructuring costs related to the shutdown are projected to be $1.7 million. ULI ceased operation on July 1 and all production has been transferred to DPC. Additionally, $0.6 million of the restructuring costs were the result of a workforce reduction across all segments of our business designed to reduce our overall cost structure. The costs related primarily to guaranteed severance payments and employee health benefits. We do not believe any other costs will be expensed in the future in connection with this action.

Amortization expense in the first nine months of 2011 included a $1.6 million charge associated with accelerated amortization of the United Litho trade name as a result of the shutdown of ULI.

Operating income of $4.7 million for the first nine months of 2011 represented a decrease of $7.3 million or 60.8% as compared to operating income of $12.0 million for the first nine months of 2010. The combined results of ULI/DPC accounted for more than 60% of the aforementioned $7.3 million decrease. The reduction in operating income was due primarily to the decline in gross profit mentioned above as well as the amortization expense and restructuring costs recorded in connection with the shutdown of ULI and the restructuring costs recorded as a result of the workforce reduction. Publications operating income decreased by $5.3 million in the first nine months of 2011 compared to the first nine months of 2010 with approximately 90% of the decline attributable to the ULI/DPC business units. The ULI/DPC declines were due principally to the impact of lower sales, the increases in start-up operating costs at DPC in preparation for the incremental volume from ULI, the acceleration of depreciation and amortization expense and the restructuring costs recorded in connection with the shutdown of ULI. The balance of the decline in Publications operating income was attributable to declines in sales versus the same period a year ago coupled with increases in corporate technology staffing cost allocations, which were partially offset by decreases in equipment lease costs and people costs including benefits. Specialty Catalogs had an operating loss of $1.5 million in the first nine months of 2011 as compared to an operating loss of $0.6 million in the first nine months of 2010, resulting in a decrease in profitability of $0.9 million. This decrease was primarily due to increases in paper waste, production wages, selling salaries, supplies and restructuring costs recorded as a result of the workforce reduction partially offset by higher recycling revenue and lower healthcare costs. Operating income for the Books segment decreased $0.3 million in the first nine months of 2011 compared with the same period last year due principally to higher selling expenses, an increase in corporate expenses due primarily to our increased investment in technology resources and restructuring costs recorded as a result of the workforce reduction. An increase in corporate expenses decreased operating income by an additional $0.8 million in the first nine months of 2011 as compared with the same period last year due primarily to our increased investment in technology resources, certain non-capitalizable legal fees incurred in connection with negotiations to refinance our debt and restructuring costs recorded as a result of the workforce reduction which were partially offset by higher cost allocations to our subsidiaries.

Interest expense of $15.7 million for the first nine months of 2011 represented a $3.9 million increase as compared to the first nine months of 2010 due to our April 15, 2011 refinancing, whereby we replaced our 2003 and 2004 Notes (10.25% senior secured notes with a face amount of $142.9 million) with our 2011 Notes (12.5% senior secured notes with a face amount of $150.0 million). Additionally, the amortization of the deferred financing costs paid and the original issue discount (both in connection with the 2011 Notes) resulted in higher interest charges in the first nine months of 2011 as compared to a year ago. We also recorded a $1.2 million loss on the repurchase of our 2003 and 2004 Notes as the result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs associated with the 2003 and 2004 Notes.

The loss before income taxes of $12.3 million for the first nine months of 2011 represented a $12.3 million decline as compared to the same period last year. The decline was due primarily to the higher expenses mentioned previously.

Index

We recorded income tax benefit during the nine months ended September 30, 2011 based on an estimated effective income tax rate of approximately 40.7%, which was adjusted by discrete items of approximately $0.1 million, resulting in an effective tax rate of approximately 41.2%. Although we generated income before income taxes of $0.1 million for the first nine months of 2010, we recorded income tax benefit during that same period. The income tax benefit was the result of the impact of certain discrete adjustments of approximately $0.9 million (most of which were recorded in the first quarter of 2010), in relation to our modest income before income taxes for the first nine months of 2010. The discrete adjustments which reduced income tax expense included: (i) a change in the apportionment rules in the State of Maine which will result in a decrease in the income taxes we pay to that state and (ii) a reduction in our accrual for uncertain tax positions due to an audit settlement with a state tax authority. Additionally, the impact of the permanent differences (primarily tax deductible goodwill) reduced the forecasted effective tax rate as of September 30, 2010 to approximately 8%.

Net loss of $7.2 million for the first nine months of 2011 represented an $8.2 million decline as compared to net income of $1.0 million for the first nine months of 2010 due to the factors mentioned previously.

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt service requirements, finance capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2011 will total about $2.8 million. We may from time to time seek to purchase or retire our 2011 Notes through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our liquidity needs for at least the next twelve months, but external sources would be necessary to repay at maturity or refinance our 2011 Notes (due April 2014).

We had cash of $4.8 million as of September 30, 2011 compared to $13.7 million as of December 31, 2010. During the first nine months of 2011, we utilized cash on hand to fund operations, pay fees and expenses related to the offering of the 2011 Notes, make investments in new plant and equipment and make the semi-annual interest payments on and repurchase our notes.

Operating Activities

Net cash provided by operating activities was $9.9 million for the first nine months of 2011 compared to $13.5 million for the first nine months of 2010. This $3.6 million decrease was primarily due to a decrease in net income of $8.2 million, which was partially offset by net non-cash expenses of $0.3 million coupled with favorable changes in working capital and other assets and liabilities that totaled $4.3 million.

The major favorable changes included:

●	an increase in accrued expenses due primarily to the amount and timing of the interest payments in connection with the 2011 Notes as compared to the 2003 and 2004 Notes;

●	a decrease in inventory levels during the first nine months of 2011 versus December 2010 as compared to the first nine months of 2010 versus December 2009 due primarily to the timing of purchases.

These favorable changes were partially offset by:

●
a decrease in accounts payable levels during the first nine months of 2011 versus December 2010 as compared to the first nine months of 2010 versus December 2009 due primarily to the timing of purchases;

●	an increase in accounts receivable levels due primarily to higher sales volume and the timing of collections in September 2011 versus December 2010 as compared to September 2010 versus December 2009;

●	a decrease in the amount due to parent, net, which represents a tax asset as the result of net operating losses generated by us which can be used to offset future tax liabilities.

Index

Investing Activities

Net cash used in investing activities was $9.7 million for the first nine months of 2011 compared to $5.2 million for the first nine months of 2010. This $4.5 million increase in cash used was primarily the result of higher capital spending in the first nine months of 2011 as compared to the same period last year due primarily to the expansion of Dartmouth Printing Company as part of the United Litho consolidation plan. This was offset by a $1.5 million increase in fixed asset sale proceeds in the first nine months of 2011 as compared to the same period last year due to the sale of equipment in connection with the closing of the United Litho facility.

Financing Activities

Net cash used in financing activities was $9.1 million for the first nine months of 2011 compared to minimal activity during the same period a year ago. The primary use of cash was to pay $7.2 million of costs in connection with the offering of the 2011 Notes and the amendment and restatement of our working capital facility. We used $1.9 million of cash on hand and borrowings on our working capital facility to fund the difference between the proceeds from the 2011 Notes and the amount needed to repay our 2003 and 2004 Notes.

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

Index

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

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items.  Pursuant to the Indenture and the working capital facility agreement, Consolidated EBITDA for the period of four consecutive fiscal quarters ended (i) March 31, 2011 will be deemed to equal our Consolidated EBITDA for the fiscal quarter ended March 31, 2011 plus $28,869,000, (ii) June 30, 2011 will be deemed to equal our Consolidated EBITDA for the two consecutive fiscal quarters ended June 30, 2011 plus $18,896,000 and (iii) September 30, 2011 will be deemed to equal our Consolidated EBITDA for the three consecutive fiscal quarters ended September 30, 2011 plus $9,485,000.  Failure to satisfy the minimum Consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended September 30, 2011, our Consolidated EBITDA was $35.1 million.

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

The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the nine month period ended September 30, 2011 (in thousands). The Consolidated EBITDA covenants under each of the Indenture and the working capital facility agreement are based upon a rolling twelve months. Therefore, Consolidated EBITDA for the twelve months ended September 30, 2011 includes the amounts presented in the following table as well as an assumed amount of $9,485,000 as required under the terms of each of the Indenture and the working capital facility agreement (as described above).

Index

Nine Months Ended Sept 30,
2011

Net cash provided by operating activities	$9,885

Accounts receivable	3,117
Inventories	(1,750)
Other current assets	(1,148)
Other assets	647
Accounts payable	2,479
Accrued expenses	(5,042)
Due to parent, net	526
Other liabilities	863
Provision for doubtful accounts	(197)
Deferred income tax benefit	4,350
Provision for inventory realizability and LIFO value	(14)
Loss on disposition of fixed assets, net	19
Income tax provision	(5,053)
Cash interest expense	13,021
Management fees	491
Non cash adjustments:
Increase in market value of investments	(2)
Amortization of prepaid lease costs	1
Loss on disposition of fixed assets	78
Interest income	(7)
Loss on repurchase of notes payable - cash portion	930
Restructuring costs	2,106
Non capitalizable professional fees associated with refinancing debt	278

Consolidated EBITDA	$25,578

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable contractual obligations as of September 30, 2011:

	Remaining Payments Due by Period
			2012 to	2014 to	2016 and
	Total	2011	2013	2015	beyond
(in thousands)

Long term debt, including interest (1)	$206,250	$9,375	$37,500	$159,375	$-
Operating leases	5,094	503	2,809	1,420	362
Purchase obligations (2)	2,093	1,246	831	16	-
Other long-term obligations (3)	202	38	164	-	-

Total (4)	$213,639	$11,162	$41,304	$160,811	$362

(1)	Includes the $150.0 million aggregate principal amount due on the 2011 Notes plus interest at 12.50% payable semi-annually through April 15, 2014.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At September 30, 2011, we have recognized approximately $1.7 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including, among others, tax examinations, changes in tax laws or interpretation of those laws and expiration of statutes of limitation. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Index

Off Balance Sheet Arrangements

At September 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative tests become optional. The guidance is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011, and earlier adoption is permitted. We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the nine months ended September 30, 2011 and 2010 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We are exposed to changes in interest rates because our working capital facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first nine months of 2011, we had borrowings under our working capital facility, and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the nine months ended September 30, 2011. All of our other debt carries fixed interest rates.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

The Sheridan Group, Inc.
Registrant

		By:	/s/ Robert M. Jakobe
Robert M. Jakobe
Executive Vice President and Chief Financial Officer

Date:	November 10, 2011

Index

EXHIBIT INDEX

Exhibits
10.57.c	Second Amendment to Contract of Sale by and between United Litho, Inc. and Beaumeade Development Partners LLC, dated as of October 19, 2011, relating to the sale of the facility in Ashburn, VA.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or 15d—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or 15d—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert M. Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.