Form 10-K
period 2011-12-31
SHERIDAN GROUP INC
filed 2012-03-28
CIK 1056035

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

There was 1 share of the Registrant’s Common Stock outstanding as of March 28, 2012.

THE SHERIDAN GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements.” Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

•	our liquidity and capital resources, including our ability to refinance our debt and our expected level of capital expenditures;

•	competitive pressures and trends in the printing industry;

•	prevailing interest rates;

•	legal proceedings and regulatory matters;

•	general economic conditions;

•	predictions of net sales, expenses or other financial items;

•	future operations, financial condition and prospects; and

•	our plans, objectives, strategies and expectations for the future.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine and book markets. We believe that we enjoy strong and long-standing relationships with our customers, which include publishers, catalog merchants, associations and university presses. We provide a wide range of printing services and value-added support services that supplement the core printing operations. We develop and implement technology-based services and solutions designed to help our customers be more successful in the rapidly changing publishing industry. We are focused on short production runs for small to medium sized customers who rely heavily on our world class prepress operations to prepare, edit and publish content for electronic or printed distribution. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company. We operate in three business segments: Publications, Specialty Catalogs and Books. For the year ended December 31, 2011, we generated net sales of $264.9 million, operating income of $7.4 million and a net loss of $9.0 million. As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

Index

History

We trace our roots back to The Sheridan Press (“TSP”), the predecessor of which was founded in 1915. We entered the short-run journal market in 1980, targeting the printing of scientific, technical, medical and scholarly journals for publishers. The Sheridan Group, Inc. was formed in 1988 to complete the acquisition of Braun-Brumfield, Inc., a short-run book printer located in Michigan. In 1994, we entered the specialty magazine market with the acquisition of United Litho, Inc. (“ULI”), a printer of specialty magazines serving the Washington, D.C. metro area. In conjunction with our recapitalization in 1998, we acquired Dartmouth Printing Company (“DPC”), a specialty magazine printer in New Hampshire, and Capital City Press (“CCP”), a journal printer in Vermont. In 1999, we acquired BookCrafters, Inc., a short-run book printer in Chelsea, Michigan and consolidated it with Braun-Brumfield to form Sheridan Books, Inc. (“SBI”). In 2002, we started Dartmouth Journal Services, Inc. (“DJS”) to serve the editorial and composition needs of the scientific, technical and medical journals publishing community and provide more robust journal production services for the customers of DPC and TSP. In 2004, we acquired The Dingley Press (“TDP”), a specialty catalog printer in Maine. In 2006, we shut down the operations of CCP and consolidated the production of short-run journals at TSP. In 2011, we shut down the operations of ULI and consolidated the production of specialty magazines at DPC. Currently, we are comprised of five specialty printing companies operating in the domestic scientific, technical, medical and scholarly journal, specialty catalog, short-run book and specialty magazine markets: TSP in Pennsylvania; SBI in Michigan; DPC in New Hampshire; DJS in Vermont; and TDP in Maine.

Printing Services

Our printing services include transferring content onto printing plates in pre-press, printing the content on press, binding the printed pages into the finished product and distributing the finished product to either the customer or the ultimate end user. Pre-press processes are critical front-end elements of our printing services which ready the content for printing on our presses. Digital, sheet-fed and web presses are used, depending on run length, to produce the printed product. We utilize three types of binding techniques for the printed product: perfect binding, saddle stitching and case binding. The product is then labeled and packaged prior to mailing. The majority of journals and magazines are mailed to the subscribers; the remainders are shipped to the publisher. Our books are shipped in cases to the customer. Catalogs are drop-shipped to various locations throughout the U.S. and placed into the mail stream close to the recipient.

Technology Services

We continue to develop new services and solutions to help our customers and prospects thrive in the evolving printing industry. Through our extensive experience as a journal printer supporting the sophisticated technology requirements of journal publishers and our deep understanding of our customers’ needs, we believe we are well positioned to bring innovative technology-based services and solutions to the journal, book, magazine, and catalog market segments. In order to accelerate our technology development, we have added technology resources throughout the organization and increased spending on software development. The result of these efforts includes the introduction of on-demand digital printing, custom publishing, interactive content for mobile applications and electronic content warehousing. We process significant amounts of our customers’ intellectual property and play a critical role in helping customers meet demands for electronic and printed media.

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

Index

The following table presents the percentage of net sales contributed by each segment during the past three fiscal years.

Net sales %	2011	2010	2009
Publications	54	56	57
Specialty Catalogs	25	23	23
Books	21	21	20
Total	100	100	100

Our net sales attributable to customers in the United States were $259.9 million, $261.1 million and $287.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our net sales attributable to customers in foreign countries were $5.0 million, $5.1 million and $5.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additional financial information about our segments is set forth in Note 16 to our consolidated financial statements set forth in Part II, Item 8 of this report.

Assets by Segment

The following table presents the total assets by segment for each of the fiscal years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2011	2010	2009

Assets
Publications	$124,886	$140,566	$146,047
Specialty catalogs	47,119	51,669	54,186
Books	39,429	46,519	46,173
Corporate	3,400	2,757	2,594
Consolidated total	$214,834	$241,511	$249,000

Publications

The Publications segment provides products and services for journals and specialty magazines to publishers, university presses and associations.

Journals

The journal market includes journals for the scientific, technical, medical and scholarly communities. We compete in both the short-run and medium-run portions of the journal market. We define short-run journals as journals produced on sheet-fed and digital presses with typical production runs of less than 5,000. We consider medium-run journals to be journals with production runs between 5,000 and 100,000 copies. Medium-run journals are typically produced on web presses due to economies of scale versus sheet-fed presses. Publishers, associations and university presses comprise the customers in the journals market. In 2011, we printed over 2,600 journal titles.

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

Index

Specialty Magazines

We characterize specialty magazines as magazines having production runs of less than 100,000 copies. Our customers in this market are publishers and associations. Specialty magazines also have a high level of repeat business due to the periodic nature of the publications. This is largely a regional market defined by proximity to the customer. In 2011, we printed about 340 magazine titles.

We produce short-run magazines with average run lengths of about 20,000 copies. The majority of these magazines are printed in four-color. The magazines are bound using the saddle-stitching and perfect binding techniques. The magazines are produced in frequencies that range from weekly to annually. These magazines are produced on web presses. Although specialty magazine customers do not require composition services, they do demand high levels of customer service focused on distribution and mailing services, where managing the customer’s subscriber database is critical to customer satisfaction.

Specialty Catalogs

We entered the specialty catalog segment in 2004 with our purchase of TDP. We characterize Specialty Catalogs as catalogs distributed by specialty catalog merchant companies, which are often smaller entrepreneurial firms with high service requirements. We produce catalogs with run lengths between 50,000 and 8,500,000 copies, most of which are printed in four-color and are bound using the saddle stitching technique. Multiple versions of each catalog are distributed during the year requiring high levels of customer service and extensive distribution services. In 2011, we printed about 175 catalog titles.

Books

We print books for publishers, associations and university presses. Sales to this market include both the initial printing of titles and subsequent reprints. In 2011, we printed over 9,200 book titles.

We produce books in run lengths that average about 1,900 copies and range from 100 to 10,000 copies. The majority of these books are black and white. Books are produced on both sheet-fed and web presses. In 2011, about 56% of our books had soft covers (perfect bound) and about 44% had hard covers (case bound).

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

Customers

We benefit from a highly diversified customer base. The majority of our business comes from publishers, followed by catalog merchants, associations and university presses. The average length of our relationship with our top 50 customers is approximately 17 years. During 2011, 2010 and 2009, we had no customer that accounted for more than 10% of our net sales.

Sales and Marketing

We have developed a knowledgeable and experienced sales management team, which has successfully cultivated and maintained strong relationships with customers across the U.S. Our products are sold through internal direct sales professionals and a dedicated network of sales representatives. Across all of our companies, external representatives augment an internal customer service and sales staff, providing our customers with multiple touch points. Our sales representatives are paid a commission based on sales volume growth targets. Additionally, we have alliances with printers in other geographies to meet publishers’ global distribution needs for publications and books.

We have also invested in additional Marketing resources and expanded our marketing programs to increase our visibility in the marketplace and emphasize the breadth of products and services we provide to our customers. We utilize social media, blogging, webinars and other innovative techniques to reach current and prospective customers.

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

Index

Operational Technology

Our capital investments have been focused on productivity improvement, more efficient material usage and incremental capacity. Additionally, our investments in technology have been critical in helping achieve improved workflow and reduced cycle times.

Employees

We had approximately 1,400 employees as of December 31, 2011. We focus heavily on fostering enthusiastic and positive cultures at each of our locations. In addition, we closely monitor our employees’ level of job satisfaction with comprehensive surveys on a regular basis. Management believes our compensation and benefits packages are competitive within the industry and local markets.

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

ITEM 1A.  RISK FACTORS

Risk Factors

Senior Secured Notes Maturing—Our senior secured notes mature on April 15, 2014. We do not have sufficient funds to repay our senior secured notes and may not be able to refinance them prior to their maturity.

We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay our senior secured notes, which mature on April 15, 2014. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so on terms and conditions satisfactory to us within the period needed to meet our repayment obligations. Our ability to refinance senior secured notes on commercially reasonable terms may be materially and adversely impacted by credit market conditions and our financial condition.

Working Capital Facility Maturing—Although we anticipate that we will be able to refinance our working capital facility prior to its termination on April 15, 2013, there can be no assurance that we will be able to do so.

Our working capital facility is scheduled to terminate on April 15, 2013. As of December 31, 2011 we had $4.5 million of borrowings outstanding under our working capital facility. We anticipate that we will be able to replace the current facility prior to its termination, but there can be no assurances that we will be able to do so on similar terms or at all. If we are not able to replace our working capital facility on similar terms it could adversely impact our ability to fund our liquidity needs.

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

Index

Substantial Leverage—Our substantial indebtedness could adversely affect our financial health and prevent us from meeting our obligations under our indebtedness.

We have a significant amount of indebtedness. On December 31, 2011, we had total indebtedness of approximately $135.9 million.

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

The technology we use in our operations is rapidly evolving. We could experience delays or difficulties in responding to changing technology, in addressing the increasingly sophisticated needs of our customers or in keeping pace with emerging industry standards. In addition, the cost required to respond to and integrate changing technologies may be greater than we anticipate. If we do not respond adequately to the need to integrate changing technologies in a timely manner, or if the investment required to so respond is greater than anticipated, our business, financial condition, results of operations, cash flow and ability to make payments on the notes may be adversely affected. We remain largely dependent on the distribution of scientific, technical, medical and other scholarly information in printed form. Usage of the Internet and other electronic media continues to grow. We cannot assure you that an acceleration of the trend toward such electronic media will not decrease the demand for our products which could result in lower profits and reduced cash flows.

Digital printing methods continue to evolve and are becoming more cost effective for printing short-run publications. The growth of digital printing could allow other printers to compete against us in our specialized market, which could cause a decrease in the demand for our services or could force us to lower our prices to remain competitive. Such a decrease in demand or price could result in decreased profitability and have a material adverse effect on our business, financial condition and results of operations.

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

Index

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

During 2011 we did not derive more than 10% of our net sales from any single customer. However, we derived a significant portion of our net sales from our ten largest customers. In the future, an increase in business from a large customer could result in net sales to that customer comprising more than 10% of our total net sales. We cannot assure you that our large customers will continue to use our printing services. The loss of any of our large customers could cause our net sales and profitability to decline materially.

Financial Covenant Compliance—If we are unable to comply with the financial covenants in our working capital facility or indenture, our business, results of operations and liquidity could be materially and adversely affected.

Our working capital facility and the indenture governing our senior secured notes both contain financial covenants requiring that we achieve certain levels of Consolidated EBITDA (as defined) and limiting our capital expenditures. For any period of four consecutive quarters, taken as one accounting period, we are required to maintain Consolidated EBITDA of at least $34.0 million for the period April 1, 2012 to March 31, 2013 and $35.0 million for the period April 1, 2013 and thereafter. We are required to limit our capital expenditures to no more than $9.5 million in the fiscal year ending on December 31, 2012 and no more than 8.0 million in the fiscal year ending on December 31, 2013, with unused amounts in any fiscal year carried forward to subsequent fiscal years. We cannot be sure that we will be able to meet these financial covenants. If our revenues are not sufficient, we could be required to reduce operating expenses significantly in order to comply with the Consolidated EBITDA covenant. We cannot assure you that we will be successful in generating sufficient revenues or implementing additional operating expense reductions (if needed) on a timely basis, or at all, that any actions we take would be sufficient to avoid a default under our working capital facility and the indenture governing our senior secured notes, or that any additional operating expense reductions will not have a lasting material adverse impact on our results of operations or long-term business prospects. Furthermore, if management is unsuccessful in implementing sufficient additional operating expense reductions or otherwise ensuring that we are in compliance with the financial covenants, an event of default could occur, which, if we are not able to obtain a waiver, would allow the lenders under the working capital facility and the holders of the senior secured notes to accelerate any amounts outstanding and exercise their other remedies. There is no assurance that we would receive waivers should we not meet our financial covenants. In addition, we may not be able to refinance such indebtedness through the proceeds of debt or equity issuances or otherwise on reasonable terms, on a timely basis, or at all.

Impairments—Our financial results could be negatively impacted by impairments of goodwill and other long-lived assets.

On an annual basis or as circumstances dictate, we review goodwill and other long-lived assets, consisting primarily of property, plant and equipment and identified intangibles subject to amortization, and evaluate events or other developments that may indicate impairment in the carrying amount. A decline in profitability at one of our reporting units could result in non-cash impairment charges. Any impairment charge could have a significant negative effect on our reported results of operations. In the fourth quarter of 2010, due primarily to the longer and more sustained deterioration of the magazine business and the unlikely prospect of a meaningful recovery in the near term, our assessment indicated that goodwill at Dartmouth Printing Company was fully impaired, resulting in a non-cash charge of $7.0 million.

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

Our operating results and performance are impacted by general economic conditions, both domestic and abroad. Revenue in the printing industry has declined in the past five years due to the economic recession’s effects on advertising and consumer spending. Current global economic conditions may continue to negatively and materially affect demand for our products and services and our financial performance. Examples of how our business and financial performance may continue to be adversely affected by current and future economic conditions include:

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

Index

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

We use various materials in our operations which contain substances considered hazardous or toxic under environmental laws. In addition, our operations are subject to federal, state and local environmental laws and regulations relating to, among other things, air emissions, waste generation, handling, management and disposal, wastewater treatment and discharge and remediation of soil and groundwater contamination. Permits are required for the operation of certain of our businesses, and these permits are subject to renewal, modification and, in some circumstances, revocation. Our operations also generate wastes which are disposed of off-site. Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA,” commonly referred to as “Superfund”) and similar state laws and regulations, we may be liable for costs and damages relating to soil and groundwater contamination at these off-site disposal locations, or at our own facilities. In the past, such matters have not had a material impact on our business or operations. We are not currently aware of any environmental matters that are likely to have a material adverse effect on our business, financial condition, results of operations and cash flow. However, we cannot assure you that such matters will not have such an impact on us. Furthermore, future changes to environmental laws and regulations may give rise to additional costs or liabilities that could have a material adverse impact on us.

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

As a result of their stock ownership of TSG Holdings Corp., our parent, Bruckmann, Rosser, Sherrill & Co., L.L.C. (“BRS”), Jefferies Capital Partners (“JCP”) and their respective affiliates together beneficially own about 84.6% of TSG Holdings Corp.’s outstanding capital stock. By virtue of the ownership interests of these funds and affiliates and the terms of our securities holders’ agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of the funds managed by BRS and JCP and their respective affiliates may differ from the interests of our noteholders and the lenders under our working capital facility, and, as such, BRS and JCP may take actions which may not be in the interest of such noteholders and lenders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of our noteholders and the lenders under our working capital facility. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders and the lenders under our working capital facility.

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

Location	Function(s)	Ownership Structure	Total Size (Sq. Feet)
Hunt Valley, MD	Corporate Headquarters	Leased	10,628
York, PA	Administrative (Corporate)	Leased	1,020
Hanover, PA	Manufacturing (Publications)	Owned(1)	172,250
Chelsea, MI	Manufacturing (Books)	Owned(1)	160,569
Hanover, NH	Manufacturing (Publications)	Owned(1)	147,830
Lisbon, ME	Manufacturing (Specialty catalogs)	Owned(1)	276,787
Ann Arbor, MI	Manufacturing and Distribution (Books)	Owned(1)	124,726
Sterling, VA	Customer Service (Publications)	Leased	4,960
Hanover, PA	Warehousing (Publications)	Leased	70,000
Orford, NH	Warehousing (Publications)	Leased	8,264
Waterbury, VT	Publication Services (Publications)	Leased	13,000
Lewiston, ME	Warehousing (Specialty catalogs)	Leased	68,286
Lisbon, ME	Warehousing (Specialty catalogs)	Leased	3,200
		Total	1,061,520

(1)	Subject to liens in favor of the holders of our outstanding senior secured notes and the lenders under our working capital facility.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are wholly-owned by TSG Holdings Corp, a privately owned corporation. There is no public trading market for our equity securities or for those of TSG Holdings Corp. As of March 28, 2012, there were 34 holders of TSG Holdings Corp. common stock.

Our working capital facility contains customary restrictions on our ability and the ability of certain of our subsidiaries to declare or pay any dividends or repurchase stock. The indenture governing our 12.5% Senior Secured Notes due 2014 also contains customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends or repurchase stock. For further information related to the payment of dividends, see the discussion contained in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Information with respect to shares of common stock that may be issued under our equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statement of operations and balance sheet data for all periods presented is derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K or in annual reports on Form 10-K for prior years on file with the Commission.

Index
(Dollars in thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Statement of Income Data:

Net sales	$264,891	$266,188	$293,349	$348,027	$344,240
Gross profit	48,148	53,677	60,401	66,647	70,050
Selling and administrative expenses	34,662	35,799	37,115	42,175	41,746
Operating income	7,362	9,392	21,390	12,757	26,308
Net (loss) income	(8,960)	(5,941)	8,217	(5,872)	4,847

Balance Sheet Data (at end of period):

Cash and cash equivalents	$475	$13,717	$4,110	$16,397	$20,517
Property, plant and equipment, net	98,836	112,044	117,757	127,064	126,709
Total assets	214,834	241,511	249,000	285,097	298,968
Total debt	135,865	142,924	142,949	164,946	164,930
Total stockholder's equity	29,169	38,099	44,012	44,882	50,845

Other Financial Data:

Depreciation and amortization	$23,709	$20,864	$18,674	$18,400	$17,834
Capital expenditures	12,805	13,671	9,654	17,597	15,158

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

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

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our ULI facility in Ashburn, Virginia ceased operation on July 1, 2011, and we have consolidated the printing of specialty magazines at DPC in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the closure. Approximately 20 employees in the Customer Service and Sales areas were retained by DPC. On November 23, 2011, we completed the sale of the Ashburn, Virginia facility for $4.2 million. After deducting related closing costs, our net proceeds were $3.9 million.

In connection with this consolidation, we recorded $1.8 million of restructuring charges during 2011. Charges related to severance and other personnel costs totaled $1.3 million, and charges for other exit costs totaled $0.5 million. We believe that any future costs in connection with this consolidation will be minimal. We had a liability of $0.2 million related to this restructuring outstanding as of December 31, 2011.

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during 2011. The costs related primarily to guaranteed severance payments and employee health benefits. We do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.3 million related to this restructuring outstanding as of December 31, 2011.

The table below shows our restructuring activity in 2011 and our restructuring accrual balance at December 31, 2011 (in thousands):

	ULI/DPC	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2010	$-	$-	$-
Restructuring costs expenses	1,793	576	2,369
Restructuring costs paid	(1,625)	(294)	(1,919)
Restructuring accrual at December 31, 2011	$168	$282	$450

We recorded non-cash charges of $1.6 million during 2011, associated with the accelerated amortization of the ULI trade name based on updated estimates of useful life.

We also recorded non-cash charges of approximately $2.0 million during 2011 associated with the accelerated depreciation of equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell.

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

The determination of the fair value of our reporting units and the allocation of fair value to assets and liabilities within the reporting units requires management to make significant estimates and assumptions. We derive an estimate of fair values for each of our reporting units using a combination of an income approach and appropriate market approaches, each based on an applicable weighting. We assess the applicable weighting based on such factors as current market conditions and the quality and reliability of the data. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value. Fair value computed by these methods is arrived at using a number of factors, including projected future operating results, anticipated future cash flows, effective income tax rates, comparable marketplace data within a suitable industry grouping, control premiums appropriate for acquisitions in our industry and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair value of our reporting units. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, customer relationships, trade names, technology and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.

Due primarily to the longer and more sustained deterioration of the magazine business through the fourth quarter of 2010, and the unlikely prospect of a meaningful recovery in the near term, the December 31, 2010 assessment indicated that goodwill related to our Dartmouth Printing Company reporting unit, a component of the Publications segment, was fully impaired. This impairment resulted in a write-down of goodwill totaling $7.0 million which was recorded during the fourth quarter of 2010. The fair values of our remaining reporting units for goodwill impairment purposes were substantially in excess of their carrying values as of December 31, 2010. At December 31, 2011, we had $34.0 million in goodwill. Based on the results of impairment tests as of December 31, 2011, the fair values of our reporting units were significantly in excess of their carrying values. While significant judgment is required, we believe that our estimates of fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for goodwill, which could materially affect the value of goodwill and our results of operations.

Index

We review other long-lived assets, consisting primarily of property, plant and equipment and identified intangibles subject to amortization, for impairment by analyzing the future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of the long-lived assets, including goodwill, may not be recoverable. We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2011 and 2010. While significant judgment is required, we believe that our estimates of future undiscounted cash flows are reasonable. However, should our assumptions change in future years, estimates of undiscounted cash flows could change, which could affect our conclusions regarding the recoverability of long-lived assets and could materially affect the value of long-lived assets and our results of operations.

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

We recognize interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.5 million and penalties of $0.3 million as of December 31, 2011. Interest and penalties expensed were negligible during the year ended December 31, 2011 and $0.1 million during the years ended December 31, 2010 and 2009, respectively. Interest and penalties will continue to accrue on certain issues in 2012 and forward. We do not anticipate a significant change in our liabilities for uncertain tax positions during 2012.

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

Index

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

Index

Comparison of Years Ended December 31, 2011 and December 31, 2010

					Percent of revenue
	Year ended December 31,		Increase (decrease)		Year ended December 31,
(in thousands)	2011	2010	Dollars	Percentage	2011	2010

Net sales
Publications	$142,878	$148,758	$(5,880)	(4.0%)	54.0%	55.9%
Specialty catalogs	65,958	60,725	5,233	8.6%	24.9%	22.8%
Books	56,227	56,776	(549)	(1.0%)	21.2%	21.3%
Intersegment sales elimination	(172)	(71)	(101)	(142.3%)	(0.1%)	-
Total net sales	264,891	266,188	(1,297)	(0.5%)	100.0%	100.0%

Cost of sales	216,743	212,511	4,232	2.0%	81.8%	79.8%

Gross profit	48,148	53,677	(5,529)	(10.3%)	18.2%	20.2%

Selling and administrative expenses	34,662	35,799	(1,137)	(3.2%)	13.1%	13.5%
Loss on disposition of fixed assets	437	9	428	nm	0.2%	-
Restructuring costs	2,369	78	2,291	nm	0.9%	-
Amortization of intangibles	3,318	1,398	1,920	137.3%	1.2%	0.5%
Impairment charge	-	7,001	(7,001)	nm	-	2.7%
Total operating expenses	40,786	44,285	(3,499)	(7.9%)	15.4%	16.7%

Operating income
Publications	8,757	8,070	687	8.5%	6.1%	5.4%
Specialty catalogs	(2,575)	(1,485)	(1,090)	(73.4%)	(3.9%)	(2.4%)
Books	2,876	4,339	(1,463)	(33.7%)	5.1%	7.6%
Corporate expenses	(1,696)	(1,532)	(164)	(10.7%)	N/A	N/A
Total operating income	7,362	9,392	(2,030)	(21.6%)	2.8%	3.5%

Other (income) expense
Interest expense	21,172	15,791	5,381	34.1%	8.0%	5.9%
Interest income	(14)	(49)	35	71.4%	-	-
Loss on repurchase of notes payable	1,022	-	1,022	nm	0.4%	-
Other, net	15	23	(8)	(34.8%)	-	-
Total other expense	22,195	15,765	6,430	40.8%	8.4%	5.9%

Loss before income taxes	(14,833)	(6,373)	(8,460)	(132.7%)	(5.6%)	(2.4%)

Income tax benefit	(5,873)	(432)	(5,441)	nm	(2.2%)	(0.2%)

Net loss	$(8,960)	$(5,941)	$(3,019)	(50.8%)	(3.4%)	(2.2%)

nm—not meaningful

Commentary:

Net sales for 2011 decreased slightly versus 2010 as the impact of higher pass through paper costs (approximately $3.6 million) were more than offset by pricing and volume reductions versus a year ago. Net sales for the Publications segment decreased $5.9 million or 4.0% in 2011 compared to a year ago due primarily to: (i) sales declines in journals due to lower pricing and reduced run lengths, the continued migration to digital from offset printing and the expansion of online media and (ii) sales declines in magazines due primarily to lower pricing and reduced run lengths partially offset by modest volume growth with new customers. Net sales for the Specialty Catalogs segment increased $5.2 million or 8.6% in 2011 compared to a year ago with much of the increase due to increases in paper pass through costs coupled with increases in volume, principally from new customers, and higher freight costs. Net sales for the Books segment decreased $0.5 million or 1.0% in 2011 compared to a year ago due primarily to the migration from offset to digital printing and the expansion of electronic books partially offset by higher paper pass through costs.

Index

Gross profit for 2011 decreased by $5.5 million or 10.3% compared to 2010. Gross margin of 18.2% of net sales for 2011 reflected a 2.0 margin point decrease versus 2010. Approximately 40% of the gross profit decline is attributable to increases in pre-consolidation start-up and accelerated depreciation costs associated with the ULI/DPC consolidation coupled with their decline in sales; this adverse impact was partially offset by post-consolidation savings realized following the closure of ULI. The remainder of the gross profit decline is due principally to reductions in sales (excluding pass through costs) in our Publications and Books businesses, an increase in development costs related to our technology-based services and increases in material costs and depreciation expense partially offset by lower operating lease costs, increases in recycling revenue and lower people-related costs.

Selling and administrative expenses decreased $1.1 million or 3.2% in 2011 as compared to 2010. The decrease was due primarily to reductions in bad debt expense, professional fees, management incentive expense and the fees paid to our equity sponsors partially offset by an increase in marketing and technology staffing and travel costs coupled with certain non-capitalizable legal fees incurred in connection with negotiations to refinance our debt.

Restructuring costs of $2.4 million were recorded in 2011. Approximately $1.8 million of the restructuring costs resulted from our decision to shut down the operations of ULI and consolidate the production of specialty magazines at DPC. This decision resulted from adverse trends in the specialty magazine business. The restructuring costs related primarily to severance payments, employee health benefits and other one-time costs. We believe that any future costs in connection with this consolidation will be minimal. ULI ceased operation on July 1, 2011, and all production has been transferred to DPC. Additionally, $0.6 million of the restructuring costs were the result of a workforce reduction across all segments of our business designed to reduce our overall cost structure. These costs related primarily to guaranteed severance payments and employee health benefits. We do not believe any other costs will be expensed in the future in connection with this action.

Amortization expense in 2011 included a $1.6 million charge associated with accelerated amortization of the ULI trade name as a result of the shutdown of ULI.

We evaluate possible impairment of goodwill on an annual basis at the reporting unit level. As a result of our impairment tests in 2010, we concluded that the carrying value of goodwill at DPC exceeded its implied fair value. This resulted in a non-cash impairment charge of $7.0 million in 2010. In connection with our annual assessment of goodwill and other intangibles in 2011, we concluded that there were no indications of impairment.

Operating income of $7.4 million for 2011 represented a decrease of $2.0 million or 21.6% as compared to operating income of $9.4 million for 2010. The $2.0 million reduction includes a $7.0 million improvement versus 2010 attributable solely to the nonrecurring goodwill impairment charge recorded in 2010.  Excluding the 2010 goodwill impairment charge impact, operating income declined by $9.0 million in 2011. The combined results of ULI/DPC and their consolidation project accounted for approximately one-half of the $9.0 million decrease. The $9.0 million reduction was due primarily to the decline in gross profit mentioned above as well as the amortization expense and restructuring costs recorded in connection with the shutdown of ULI and the restructuring costs recorded as a result of the workforce reduction. Publications operating income increased by $0.7 million in 2011 due to the $7.0 million nonrecurring goodwill impairment charge incurred in 2010 partially offset by a $6.3 million reduction in operating income due to other factors. Approximately 75% of the $6.3 million decline was attributable to the ULI/DPC business units including the impact of lower sales, the increases in start-up operating costs at DPC in preparation for the incremental volume from ULI, the acceleration of depreciation and amortization expense and the restructuring costs recorded in connection with the shutdown of ULI. The balance of the $6.3 million decline in Publications operating income was attributable to declines in sales versus a year ago coupled with increases in corporate technology staffing cost allocations, which were partially offset by decreases in equipment lease costs and people costs. Specialty Catalogs had an operating loss of $2.6 million in 2011 as compared to an operating loss of $1.5 million in 2010, resulting in a decrease in profitability of $1.1 million. This decrease was primarily due to increases in paper waste, production wages, supplies, materials and depreciation expenses partially offset by higher recycling revenue and lower healthcare costs. Operating income for the Books segment decreased $1.5 million in 2011 compared with last year due principally to the impact of lower sales excluding pass through costs and an increase in the corporate technology staffing cost allocation.  An increase in corporate expenses decreased income by $0.2 million. This increase was due primarily to our increased investment in technology resources, certain non-capitalizable legal fees incurred in connection with negotiations to refinance our debt and restructuring costs recorded in connection with a workforce reduction which were largely offset by higher cost allocations to our subsidiaries.

Interest expense of $21.2 million for 2011 represented a $5.4 million increase as compared to 2010 due to our April 15, 2011 refinancing, whereby we replaced our 2003 and 2004 Notes (10.25% senior secured notes with a face amount of $142.9 million) with our 2011 Notes (12.5% senior secured notes with a face amount of $150.0 million). Additionally, the amortization of the deferred financing costs paid and the original issue discount (both in connection with the 2011 Notes) resulted in higher interest charges in 2011 as compared to a year ago. We also recorded a $1.0 million loss primarily as the result of the repurchase of our 2003 and 2004 Notes due to the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs associated with the 2003 and 2004 Notes.  Additionally, the write-off of unamortized financing costs associated with the repurchase of certain 2011 Notes at 100% of face value, using the proceeds from the sale of the ULI facility, was also a contributing factor to the loss and was partially offset by a gain realized from repurchasing, in the open market, certain 2011 Notes at a discount from face value.

Index

The loss before income taxes of $14.8 million for 2011 represented an $8.5 million decline as compared to last year. The decline was due primarily to the higher expenses and lower sales, excluding pass through costs, mentioned previously.

Our effective income tax rate in 2011 was 39.6% as compared to 6.8% in 2010. The 2010 effective tax rate was lower due primarily to the impact of the goodwill impairment charge in the Publications segment, as this goodwill was not deductible for tax purposes.

Net loss of $9.0 million for 2011 represented a $3.0 million decline as compared to 2010 due to the factors mentioned previously.

Index

Comparison of Years Ended December 31, 2010 and December 31, 2009

					Percent of revenue
	Year ended December 31,		Increase (decrease)		Year ended December 31,
(in thousands)	2010	2009	Dollars	Percentage	2010	2009

Net sales
Publications	$148,758	$165,872	$(17,114)	(10.3%)	55.9%	56.5%
Specialty catalogs	60,725	68,948	(8,223)	(11.9%)	22.8%	23.5%
Books	56,776	58,554	(1,778)	(3.0%)	21.3%	20.0%
Intersegment sales elimination	(71)	(25)	(46)	(184.0%)	-	-
Total net sales	266,188	293,349	(27,161)	(9.3%)	100.0%	100.0%

Cost of sales	212,511	232,948	(20,437)	(8.8%)	79.8%	79.4%

Gross profit	53,677	60,401	(6,724)	(11.1%)	20.2%	20.6%

Selling and administrative expenses	35,799	37,115	(1,316)	(3.5%)	13.5%	12.7%
Loss on disposition of fixed assets	9	146	(137)	nm	-	-
Restructuring costs	78	312	(234)	(75.0%)	-	0.1%
Amortization of intangibles	1,398	1,438	(40)	(2.8%)	0.5%	0.5%
Impairment charge	7,001	-	7,001	nm	2.7%	-
Total operating expenses	44,285	39,011	5,274	13.5%	16.7%	13.3%

Operating income
Publications	8,070	17,312	(9,242)	(53.4%)	5.4%	10.4%
Specialty catalogs	(1,485)	1,491	(2,976)	nm	(2.4%)	2.2%
Books	4,339	4,039	300	7.4%	7.6%	6.9%
Corporate expenses	(1,532)	(1,452)	(80)	(5.5%)	N/A	N/A
Total operating income	9,392	21,390	(11,998)	(56.1%)	3.5%	7.3%

Other (income) expense
Interest expense	15,791	17,229	(1,438)	(8.3%)	5.9%	5.9%
Interest income	(49)	(69)	20	29.0%	-	-
Gain on repurchase of notes payable	-	(7,194)	7,194	100.0%	-	(2.5%)
Other, net	23	(234)	257	nm	-	(0.1%)
Total other expense	15,765	9,732	6,033	62.0%	5.9%	3.3%

(Loss) income before income taxes	(6,373)	11,658	(18,031)	nm	(2.4%)	4.0%

Income tax (benefit) provision	(432)	3,441	(3,873)	nm	(0.2%)	1.2%

Net (loss) income	$(5,941)	$8,217	$(14,158)	nm	(2.2%)	2.8%

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

Index

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

Selling and administrative expenses for 2010 decreased $1.3 million or 3.5% versus 2009, due primarily to decreases in staffing and benefit costs (largely due to headcount reductions and the suspension of the Company’s contributions to the 401k plan) coupled with a decrease in bad debt expense and the non-recurrence in 2010 of non-capitalizable costs associated with renewing our working capital facility in 2009.

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt interest requirements, finance capital expenditures and provide working capital. We estimate that our capital expenditures for 2012 will total about $11.0 million. The actual amount of our 2012 capital expenditures may vary materially depending on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2012, the performance of our business and economic and market conditions. We may from time to time seek to purchase or retire our 2011 Notes through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to our Parent in accordance with the limitations outlined in the indenture governing our 2011 Notes and our working capital facility.

Index

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our liquidity needs for at least the next twelve months, but external sources would be necessary to repay at maturity or refinance our 2011 Notes (due April 2014).

We had cash of $0.5 million as of December 31, 2011 compared to $13.7 million as of December 31, 2010. During 2011, we utilized cash on hand to fund operations, pay fees and expenses related to the offering of the 2011 Notes, make investments in new plant and equipment and make the semi-annual interest payments on and repurchase our notes.

Operating Activities

Net cash provided by operating activities was $10.1 million for 2011 compared to $22.7 million for 2010, a decrease of $12.6 million. This decrease was primarily due to an increase in our net loss of $3.0 million in 2011 as compared to 2010, a $5.2 million decrease in non-cash charges and unfavorable changes in working capital and other assets and liabilities of $4.4 million. The decrease in non-cash charges was principally attributable to the nonrecurrence of the 2010 impairment charges for goodwill and the increase in the deferred income tax benefit in 2011 partially offset by increases in depreciation and amortization expenses. The unfavorable changes in working capital included (i) an increase in accounts receivable at the end of 2011 as compared to 2010 driven by sales activity, (ii) a decrease in accounts payable at the end of 2011 as compared to 2010 due to the timing of purchases, and (iii) a decrease in accrued expenses due primarily to the timing of interest payments. These were partially offset by a decrease in inventory at the end of 2011 as compared to 2010 because we had acquired additional paper inventory at the end of 2010 in advance of a price increase.

Net cash provided by operating activities was $22.7 million for 2010, virtually unchanged as compared to $23.0 million for 2009. The $0.2 million decline in 2010 versus 2009 was attributable to a $14.1 million reduction in net income, a $15.2 million increase in non-cash items and an unfavorable change in working capital and other assets and liabilities of $1.3 million. The $15.2 million increase in non-cash charges was largely due to the $7.0 million impairment charge for goodwill in 2010 and the nonrecurring $7.2 million gain on the repurchase of our notes in 2009. Our unfavorable working capital changes included (i) an increase in paper inventory at the end of 2010 as compared to 2009, primarily in our Specialty Catalogs segment in advance of a price increase and (ii) a decrease in our accrued expenses, which included our payroll-related liability, primarily due to a lower headcount at the end of 2010 as compared to the prior year and a decrease in the accrual for incentives paid to customers primarily due to lower sales in 2010 as compared to the prior year. These unfavorable changes were partially offset by (i) a decrease in accounts receivable at the end of 2010 as compared to 2009 due primarily to a decrease in sales activity and (ii) an increase in accounts payable at the end of 2010 as compared to 2009, due primarily to the timing of paper purchases and a change in payment terms with an ink supplier.

Investing Activities

Net cash used in investing activities was $7.8 million for 2011 compared to $13.1 million for 2010. This $5.3 million decrease in cash used was primarily the result of $0.8 million of lower capital spending in 2011 as compared to 2010 coupled with a $5.0 million increase in fixed asset sale proceeds in 2011 as compared to 2010 due to the sale of the facility and equipment in connection with the closing of ULI. These items were partially offset by the $0.5 million of interest capitalized in connection with the DPC expansion project.

Net cash used in investing activities was $13.1 million for 2010 compared to $11.4 million for 2009. This $1.7 million increase was primarily the result of a $4.0 million increase in plant and equipment purchased in the ordinary course of business partially offset by a $0.5 million increase in proceeds received from the sale of fixed assets and a $1.7 million decrease in advances made to our parent company. The $4.0 million increase in plant and equipment was due to spending associated with the purchase of a new press at DPC to accommodate future journal growth and provide capacity for magazines being transferred from ULI as we consolidated sites.

Financing Activities

Net cash used in financing activities was $15.5 million for 2011 compared to minimal activity during 2010. The primary uses of cash in 2011 were (i) $7.2 million to pay for costs in connection with the offering of the 2011 Notes and the amendment and restatement of our working capital facility, (ii) $1.9 million to fund the difference between the proceeds from the 2011 Notes and the amount needed to repay our 2003 and 2004 Notes and (iii) $10.9 million to repurchase a portion of our 2011 Notes (which included a mandatory repurchase of $3.9 million with the proceeds from the sale of the ULI facility). These uses of cash were partially offset by net borrowings of $4.5 million on our working capital facility.

Net cash provided by financing activities was negligible in 2010. Net cash used in financing activities was $23.9 million in 2009 and consisted primarily of the $14.5 million we paid to repurchase our senior secured notes, the $9.1 million dividend paid to our parent company to enable it to repurchase its capital stock in connection with the complete divestiture of its interest in Euradius International Dutch Bidco B.V. and the $0.3 million in deferred financing costs we paid in connection with the amendment to our working capital facility

Index

Indebtedness

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

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under the working capital facility were used to repurchase all of our existing 2003 and 2004 Notes (due August 15, 2011) and to pay related fees and expenses.  We have significant interest payments due on the 2011 Notes, as well as interest payments due on borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2011 Notes are expected to be in excess of $17.2 million on an annual basis.

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

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items. Failure to satisfy the minimum Consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended December 31, 2011, our Consolidated EBITDA was $34.8 million.

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

Index

The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the year ended December 31, 2011 (in thousands).

Year ended December 31, 2011

Net cash provided by operating activities	$10,109

Accounts receivable	333
Inventories	(422)
Other current assets	31
Refundable income taxes	101
Other assets	(753)
Accounts payable	1,256
Accrued expenses	2,523
Due to parent, net	535
Other liabilities	941
Provision for doubtful accounts	(299)
Provision for inventory realizability and LIFO value	(44)
Deferred income tax benefit	5,064
Loss on disposition of fixed assets, net	(436)
Income tax benefit	(5,873)
Cash interest expense	17,101
Management fees	491
Non cash adjustments:
Adjustments to LIFO value	(26)
Increase in market value of investments	(8)
Amortization of prepaid lease costs	1
Loss on disposition of fixed assets	560
Interest income	(14)
Restructuring costs	2,369
Premium and fees paid to repurchase notes payable	935
Bank fees for attempted refinancing	278

Consolidated EBITDA	$34,753

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations as of December 31, 2011. The information presented in the table below reflects management’s estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations:

	Remaining Payments Due by Period
			2013 to	2015 to	2017 and
	Total	2012	2014	2016	beyond
(in thousands)

Long term debt, including interest (1)	$181,069	$17,245	$163,824	$-	$-
Operating leases	4,827	1,754	2,068	1,005	-
Purchase obligations (2)	10,241	7,728	2,513	-	-
Other long-term obligations (3)	164	151	13	-	-

Total (4)	$196,301	$26,878	$168,418	$1,005	$-

(1)	Includes the $138.0 million aggregate principal amount due on the 2011 Notes plus interest at 12.5% payable semi-annually through April 15, 2014.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At December 31, 2011, we have recognized $1.7 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Index

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2011, 2010 and 2009.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendment should be applied retrospectively. We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount; entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative tests become optional. The guidance is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011, and earlier adoption is permitted. We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We currently do not believe that this guidance will have a material effect on our consolidated financial statements.

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

Index

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in fiscal years 2011, 2010 and 2009 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During 2011, we had borrowings under our working capital facility, and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the year ended December 31, 2011. We do not currently utilize derivative financial instruments to hedge changes in interest rates. All of our other debt carries fixed interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholder
of The Sheridan Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of The Sheridan Group, Inc. and Subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 28, 2012

Index

The Sheridan Group, Inc. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$475,324	$13,717,082
Accounts receivable, net of allowance for doubtful accounts of $1,173,194 and $2,261,252, respectively	25,504,733	25,470,633
Inventories, net	15,343,487	15,809,053
Other current assets	4,425,998	4,389,986
Refundable income taxes	109,387	8,457
Deferred income taxes	1,400,710	1,564,076
Total current assets	47,259,639	60,959,287

Property, plant and equipment, net	98,835,957	112,044,062
Intangibles, net	28,850,705	32,168,520
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	4,818,024	516,286
Other assets	1,090,681	1,843,739
Total assets	$214,833,647	$241,510,535

Liabilities
Current liabilities
Accounts payable	$14,842,454	$16,305,544
Accrued expenses	13,019,152	15,541,858
Current portion of notes payable	-	142,923,740
Due to parent, net	-	534,440
Total current liabilities	27,861,606	175,305,582

Notes payable and working capital facility	135,864,880	-
Deferred income taxes	19,452,050	24,612,025
Other liabilities	2,485,794	3,494,135
Total liabilities	185,664,330	203,411,742

Commitments and contingencies (Notes 12 and 15)

Stockholder's Equity

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	42,106,557	42,075,908
Accumulated deficit	(12,937,240)	(3,977,115)
Total stockholder's equity	29,169,317	38,098,793

Total liabilities and stockholder's equity	$214,833,647	$241,510,535

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2011	2010	2009
Net sales	$264,890,671	$266,187,753	$293,349,196
Cost of sales	216,743,214	212,510,439	232,947,797
Gross profit	48,147,457	53,677,314	60,401,399
Selling and administrative expenses	34,662,195	35,799,291	37,115,289
Loss on disposition of fixed assets	436,596	9,385	146,146
Restructuring costs	2,368,933	78,335	312,556
Amortization of intangibles	3,317,815	1,398,015	1,437,852
Impairment charges	-	7,000,785	-
Total operating expenses	40,785,539	44,285,811	39,011,843
Operating income	7,361,918	9,391,503	21,389,556
Other (income) expense
Interest expense	21,172,207	15,790,421	17,228,454
Interest income	(14,508)	(48,869)	(69,485)
Loss (gain) on repurchase of notes payable	1,021,929	-	(7,193,906)
Other, net	15,064	22,906	(233,698)
Total other expense	22,194,692	15,764,458	9,731,365
(Loss) income before income taxes	(14,832,774)	(6,372,955)	11,658,191
Income tax (benefit) provision	(5,872,649)	(432,209)	3,441,405
Net (loss) income	$(8,960,125)	$(5,940,746)	$8,216,786

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2011, 2010 and 2009

				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-In	Retained	Stockholder's
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2008	1	-	$51,135,564	$(6,253,155)	$44,882,409

Cash dividend	-	-	(9,105,226)	-	(9,105,226)
Stock-based compensation	-	-	17,600	-	17,600
Net income	-	-	-	8,216,786	8,216,786

Balance as of December 31, 2009	1	-	$42,047,938	$1,963,631	$44,011,569

Capital contribution from parent company - stock options exercised	-	-	2,970	-	2,970
Stock-based compensation	-	-	25,000	-	25,000
Net loss	-	-	-	(5,940,746)	(5,940,746)

Balance as of December 31, 2010	1	-	$42,075,908	$(3,977,115)	$38,098,793

Stock-based compensation	-	-	30,649	-	30,649
Net loss	-	-	-	(8,960,125)	(8,960,125)

Balance as of December 31, 2011	1	-	$42,106,557	$(12,937,240)	$29,169,317

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	December 31,	December 31,	December 31,
	2011	2010	2009
Cash flows provided by operating actvities:
Net (loss) income	$(8,960,125)	$(5,940,746)	$8,216,786
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	20,391,299	19,466,429	17,236,045
Amortization of intangible assets	3,317,815	1,398,015	1,437,852
Impairment of goodwill	-	7,000,785	-
Provision for doubtful accounts	298,703	917,857	1,238,625
Provision for inventory realizability and LIFO value	43,954	284,829	106,747
Stock-based compensation	30,649	25,000	17,600
Amortization of deferred financing costs and debt discount, included in interest expense	4,070,731	942,225	1,116,566
Deferred income tax benefit	(5,064,322)	(1,199,846)	(470,043)
Gain on repurchase of notes payable	-	-	(7,193,906)
Non-cash portion of net loss on repurchase of notes payable	87,433	-	-
Loss on disposition of fixed assets	436,596	9,385	146,146
Changes in operating assets and liabilities
Accounts receivable	(332,803)	2,993,652	3,645,521
Inventories	421,611	(2,104,251)	3,706,707
Other current assets	(31,335)	(366,020)	(566,094)
Refundable income taxes	(100,930)	171,016	2,755,337
Other assets	753,058	(15,566)	(124,182)
Accounts payable	(1,255,940)	1,057,415	(7,149,268)
Accrued expenses	(2,522,706)	(2,157,018)	(4,181,219)
Income tax payable	-	413,396	3,140,527
Due to parent, net	(534,440)	-	-
Other liabilities	(940,627)	(156,379)	(111,824)
Net cash provided by operating activities	10,108,621	22,740,178	22,967,923

Cash flows used in investing activities:
Purchases of property, plant and equipment	(12,804,799)	(13,671,287)	(9,654,334)
Interest capitalized in connection with purchases of property, plant and equipment	(542,000)	-	-
Proceeds from sale of fixed assets	5,515,182	535,481	38,640
Advances to affiliated companies	-	-	(1,734,539)
Net cash used in investing activities	(7,831,617)	(13,135,806)	(11,350,233)

Cash flows (used in) provided by financing activities:
Borrowing of revolving line of credit	44,327,324	-	42,931,000
Repayment of revolving line of credit	(39,800,000)	-	(42,931,000)
Repayment of long term debt	(153,800,600)	-	(14,539,500)
Proceeds from issuance of long term debt	141,000,000	-	-
Payment of deferred financing costs in connection with long term debt	(7,245,486)	-	(259,852)
Proceeds from capital contribution from parent company	-	2,970	-
Payment of dividend	-	-	(9,105,226)
Net cash (used in) provided by financing activities	(15,518,762)	2,970	(23,904,578)

Net (decrease) increase in cash and cash equivalents	(13,241,758)	9,607,342	(12,286,888)

Cash and cash equivalents at beginning of period	13,717,082	4,109,740	16,396,628

Cash and cash equivalents at end of period	$475,324	$13,717,082	$4,109,740

Supplemental disclosure of cash flow information
Cash paid (received) during the year for
Interest paid	$19,007,382	$14,822,816	$16,966,542
Income taxes (received) paid, net	$(12,985)	$181,237	$(1,872,697)

Non-cash investing activities
Asset additions in accounts payable	$580,843	$787,993	$160,932

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

1. Business Organization

The Sheridan Group, Inc. (“TSG”) is one of the leading specialty printers in the United States, offering a full range of printing and value-added support services for the journal, magazine, book, catalog and article reprint markets. We provide a wide range of printing services and value-added support services, such as page composition, electronic copy-editing, digital proofing, electronic publishing systems, subscriber services, digital media distribution and custom publishing. We operate six wholly-owned subsidiaries: The Sheridan Press, Inc. (“TSP”), Dartmouth Printing Company (“DPC”), Dartmouth Journal Services, Inc. (“DJS”), Sheridan Books, Inc. (“SBI”), The Dingley Press, Inc. (“TDP”) and The Sheridan Group Holding Company. During 2011, we consolidated the printing of magazines at DPC’s facility and closed the operations of United Litho, Inc. (“ULI”). The Sheridan Group, Inc. is a wholly-owned subsidiary of TSG Holdings Corp. (“Holdings”), whose stockholders include affiliates of Bruckmann, Rosser, Sherrill & Co., LLC (“BRS”) and Jefferies Capital Partners (“JCP”), members of our management and other shareholders. As used in the notes to the consolidated financial statements, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

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

Index

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis. Past due balances over 120 days are reviewed for collectibility and form the basis of our reserve. When we determine that a particular customer poses a credit risk, a specific reserve is established. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. During 2010 and 2011, we wrote off reserves we had provided in earlier periods for specific customers which were deemed to be insolvent.

A roll forward of the allowance for doubtful accounts is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2011	2010	2009

Balance at beginning of period	$2,261,252	$2,055,569	$1,080,208

Charged to expense	298,703	917,857	1,238,625

Deductions	(1,386,761)	(712,174)	(263,264)

Balance at end of period	$1,173,194	$2,261,252	$2,055,569

Inventories

Inventories are stated at the lower of cost or market with the cost of TSP’s paper inventory and SBI’s work-in-process inventory determined by the last-in, first-out (“LIFO”) cost method. The cost of the remaining inventory (approximately 89% and 90% of inventories at December 31, 2011 and 2010, respectively) is determined using the first-in, first-out (“FIFO”) method.

Property and Equipment

Property, plant and equipment are recorded at cost, except those assets acquired through acquisitions, in which case they are recorded at fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows: 3-11 years for machinery and equipment; and 10-40 years for buildings and land improvements. Leasehold improvements are amortized over their estimated useful lives or the term of the underlying lease, whichever is shorter. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings. For significant capital projects spread over a period of several months, we capitalize interest costs at the weighted-average borrowing rate until the asset is placed in service.

Expenditures for improvements which extend the original estimated lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe there was any impairment of property and equipment as of December 31, 2011, 2010 and 2009.

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

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually or whenever circumstances indicate that the carrying value of the reporting unit’s net assets may not be recoverable, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment is then measured in the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for each reporting unit. To determine the implied fair value of goodwill, we make a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this methodology, we concluded there was no impairment of goodwill in 2009. In connection with our annual assessment of goodwill in 2010, we concluded that $7.0 million of DPC goodwill (a component of our Publications segment) was fully impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2010. In connection with our annual assessment of goodwill in 2011, we concluded that there was no impairment.

Identified Intangible and Other Long-Lived Assets

Identified intangible assets, which primarily consist of customer relationships and trade names, were valued at fair value, effective with acquisitions. All long-lived assets are amortized over the estimated useful lives. We review long-lived assets for impairment using undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying values of the long-lived asset groups (including goodwill) may not be recoverable. If the sum of undiscounted cash flows are less than the carrying values, the difference between the fair value of the long-lived asset group, using discounted cash flows, and the carrying value is recognized as impairment to the extent of the individual fair values of the long-lived assets (except goodwill). We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2011, 2010 and 2009.

Deferred Financing Costs

Deferred financing costs were $4.8 million and $0.5 million as of December 31, 2011 and 2010, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt. In connection with the issuance of the 2011 Notes and the extension of our working capital facility (see Note 8), we capitalized $7.2 million of professional fees and expenses and wrote-off previously unamortized costs of $0.3 million. We also wrote-off $0.4 million of costs in connection with the repurchase of certain 2011 Notes.

Accounting for Stock Based Compensation

Our parent company, Holdings, established the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, we determine fair value through internal valuations based on historical financial information and/or through a third party service provider. As of December 31, 2011, 3,270 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five-year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share options upon exercise.

Index

For the years ended December 31, 2011, 2010 and 2009, we recognized non-cash stock-based compensation expense of approximately $30,600, $25,000 and $17,600, respectively, which is included in selling and administrative expenses.

We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the options is an output of the option-pricing model and estimates the period of time that options are expected to remain unexercised. We use historical data to estimate the timing and amount of option exercises and forfeitures. The expected volatility is calculated by averaging the volatility, over a period equal to the expected term of the options, for five peer group companies and a small-cap index. There were no stock options granted during the years ended December 31, 2009 and 2011. The following summarizes the assumptions used for estimating the fair value of stock options granted during the year ended December 31, 2010:

Risk-free interest rate	2.87%-3.44%
Average expected years until exercise	7.75 years
Expected volatility	52.13%-54.37%
Weighted-average expected volatility	53.25%
Dividend yield	0%

The following is a summary of option activity for the years ended December 31, 2009, 2010 and 2011:

		Weighted average		Aggregate
	Number of	Exercise	Remaining term	intrinsic
	shares	price	(in years)	value
Options outstanding at December 31, 2008	48,200	$12.55	5.4	$-
Granted	-	-
Exercised	-	-
Forfeited	(2,600)	12.27
Options outstanding at December 31, 2009	45,600	$12.56	4.3	$487,000
Granted	7,660	23.24
Exercised	(120)	24.75
Forfeited	(640)	16.45
Options outstanding at December 31, 2010	52,500	$14.05	4.2	$-
Granted	-	-
Exercised	-	-
Forfeited	(2,630)	11.36
Options outstanding at December 31, 2011	49,870	$10.09	3.2	$-

Options exercisable at December 31, 2011	27,646	$10.08	2.4	$-

The following is a summary of non-vested option activity for the years ended December 31, 2011, 2010 and 2009:

				Weighted average grant
	Number of shares			date fair value
	Years ended December 31,			Years ended December 31,
	2011	2010	2009	2011	2010	2009
Non-vested options outstanding at beginning of year	26,200	19,800	25,500	$6.63	$4.13	$4.79
Granted	-	7,660	-	-	13.80	-
Vested	(1,346)	(620)	(4,060)	9.21	10.60	3.70
Forfeited	(2,630)	(640)	(1,640)	4.14	5.60	9.09
Non-vested options outstanding at end of year	22,224	26,200	19,800	$5.89	$6.63	$4.13

The total compensation cost related to nonvested awards not yet recognized as of December 31, 2011 is approximately $0.1 million and will be recognized over a weighted average period of approximately 4.7 years.

During the years ended December 31, 2011 and 2009, no options to purchase Holdings Common Stock were exercised. During the year ended December 31, 2010, 120 options to purchase Holdings Common Stock were exercised and $2,970 of proceeds was received. The total intrinsic value, the difference between the exercise price and the fair value of Holdings Common Stock on the date of exercise of options exercised during the year ended December 31, 2010, was negligible.

Index

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

We believe that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of our publicly traded debt, based on quoted market prices, was approximately $121.4 million and $140.8 million as of December 31, 2011 and 2010, respectively.

Advertising Costs

We expense advertising costs as the advertising occurs in accordance with the authoritative guidance. Advertising expense, included in selling and administrative expenses in the consolidated statements of operations, was approximately $0.3 million, $0.2 million and $0.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendment should be applied retrospectively. We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount; entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative tests become optional. The guidance is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011, and earlier adoption is permitted. We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We currently do not believe that this guidance will have a material effect on our consolidated financial statements.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. Inventories

Inventories consist of the following:

	December 31,	December 31,
	2011	2010
Work-in-process	$6,160,151	$6,617,642
Raw materials (principally paper)	9,460,478	9,494,521
	15,620,629	16,112,163
Excess of current cost over LIFO inventory value	(277,142)	(303,110)
	$15,343,487	$15,809,053

We maintained a reserve for the realizability of inventory in the amounts of $86,122 and $70,227 for the years ended December 31, 2011 and 2010, respectively, which are included in the amounts in the table above relating to work-in-process and raw materials. A roll forward of this inventory reserve is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2011	2010	2009

Balance at beginning of period	$70,227	$193,991	$116,433

Charged to expense	69,922	254,603	93,616

Deductions	(54,027)	(378,367)	(16,058)

Balance at end of period	$86,122	$70,227	$193,991

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2011	2010
Land	$3,272,111	$4,742,111
Buildings and improvements	43,507,154	44,097,744
Machinery and equipment	158,826,090	163,026,420
	205,605,355	211,866,275
Accumulated depreciation	(106,769,398)	(99,822,213)
Property, plant and equipment, net	$98,835,957	$112,044,062

Index

Depreciation expense for the years ended December 31, 2011, 2010 and 2009, was $20.4 million, $19.5 million, and $17.2 million, respectively. During 2011, we capitalized $0.5 million of interest costs in connection with plant and equipment we acquired.

5. Intangible Assets

In conjunction with previous acquisitions, we acquired intangible assets relating to customer relationships, trade names and technology. The customer relationships, trade names and technology are being amortized using the straight-line method over their estimated useful lives as described below. Amortization expense for the years ended December 31, 2011, 2010 and 2009 related to customer relationships, trade names and technology intangible assets was $3.3 million, $1.4 million and $1.4 million, respectively. In 2011, we expensed $1.6 million associated with the accelerated amortization of the ULI trade name which was disposed of as a result of the shutdown of the ULI facility (see Note 17). In 2011, our analysis of customer attrition rates indicated that an adjustment was needed to the remaining useful life associated with the customer relationship asset at DPC. This was due primarily to the loss of customers in the specialty magazine business. The remaining useful life changed from 25 years to 15 years effective January 1, 2011. Accumulated impairments, in the table below, consists of impairment charges we recorded in 2008 related to customer relationships at ULI and TDP. Other, in the table below, represents the realization of the tax goodwill benefit in connection with the acquisition of TDP (see Note 11). In the years 2008 through 2009, this benefit was applied to reduce intangibles related to the acquisition of TDP since there was no book goodwill related to this previous acquisition as of the beginning of 2008. Intangible assets as of December 31, 2011 and 2010 consisted of the following:

		December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Other	Net Carrying Amount
Customer relationships	15-25 years	$27,800,000	$8,848,535	$2,202,626	$2,135,806	$14,613,033
Trade names	40 years	20,400,000	5,803,225	-	359,103	14,237,672
Technology	5 years	300,000	243,416	-	56,584	-
		$48,500,000	$14,895,176	$2,202,626	$2,551,493	$28,850,705

		December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Other	Net Carrying Amount
Customer relationships	25 years	$27,800,000	$7,612,683	$2,202,626	$2,135,806	$15,848,885
Trade names	40 years	20,400,000	3,721,262	-	359,103	16,319,635
Technology	5 years	300,000	243,416	-	56,584	-
		$48,500,000	$11,577,361	$2,202,626	$2,551,493	$32,168,520

We estimate annual amortization expense related to these intangibles as follows:

Index

Amortization
Years ended December 31,	expense

2012	1,685,852
2013	1,685,852
2014	1,685,852
2015	1,685,852
Thereafter	22,107,297

Total	$28,850,705

6. Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $34.0 million at December 31, 2011 and 2010, respectively.

As of December 31, 2010, the initial step in the annual test for goodwill impairment indicated potential impairment at DPC, one of the components of the Publications segment, due primarily to the longer and more sustained deterioration of the magazine business through the fourth quarter of 2010, and the unlikely prospect of a meaningful recovery in the near term. We completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for DPC. As a result of the second step, we determined that the $7.0 million carrying value of goodwill at DPC was fully impaired. There were no changes in the carrying amount of goodwill for the year ended December 31, 2011. The following table reflects the components of goodwill by segment as of December 31, 2009, 2010 and 2011:

		Specialty
	Publications	Catalogs	Books	Consolidated

Balance at December 31, 2009
Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(3,436,987)	(12,774,931)	-	(16,211,918)
	$32,056,578	$-	$8,922,848	$40,979,426

Impairment charge	(7,000,785)	-	-	(7,000,785)

Balance at December 31, 2010
Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(10,437,772)	(12,774,931)	-	(23,212,703)
	$25,055,793	$-	$8,922,848	$33,978,641

Balance at December 31, 2011
Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(10,437,772)	(12,774,931)	-	(23,212,703)
	$25,055,793	$-	$8,922,848	$33,978,641

Index

7. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2011	2010
Other receivables	$1,128,872	$1,914,147
Prepaid expenses and deposits	3,297,126	2,526,121
Deferred compensation plan assets	945,401	1,630,694
Other	145,280	162,763
Total	5,516,679	6,233,725
Less: current portion	4,425,998	4,389,986
Long-term portion	$1,090,681	$1,843,739

8. Notes Payable and Working Capital Facility

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the “2011 Notes”).  The 2011 Notes, which were issued by The Sheridan Group, Inc. under an indenture (the “Indenture”), will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. Proceeds of the offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our 10.25% senior secured notes that were due to mature on August 15, 2011 (the “2003 and 2004 Notes”) and to pay approximately $6.5 million in professional fees and expenses incurred in connection with the issuance of the 2011 Notes. These fees and expenses were capitalized as deferred financing costs and will be amortized to interest expense using the effective interest rate method over the term of the 2011 Notes. We recognized a loss on the repurchase of the 2003 and 2004 Notes of approximately $1.2 million as a result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs.

During the fourth quarter of 2011, we repurchased in the open market 2011 Notes with a face value of $8.2 million for $7.1 million, which included $0.1 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.7 million. As a result of the repurchases, we recognized a net gain of $0.5 million.

On November 23, 2011, we sold the Ashburn, Virginia facility. Per the terms of the Indenture, on December 16, 2011, we used the net proceeds from this sale of $3.9 million to repurchase 2011 Notes at 100% of their face value plus $0.1 million of accrued interest. We recognized a loss on the repurchase of $0.3 million as the result of the write-off of deferred financing costs and unamortized debt discount.

The carrying value of the 2011 Notes was $131.3 million as of December 31, 2011.

The 2011 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our current subsidiaries. The 2011 Notes and the related guarantees rank equally in right of payment with all of our and the guarantors’ senior obligations and senior to all of our and the guarantors’ subordinated obligations. The 2011 Notes and the related guarantees, respectively, are secured by a lien on substantially all of our and the guarantors’ current and future assets (other than certain excluded assets), subject to permitted liens and other limitations, and by a limited recourse pledge of all of our capital stock by Holdings, our parent company.

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

The Indenture requires that we maintain certain minimum Consolidated EBITDA (as defined in the Indenture) levels for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for the period beginning on April 15, 2011 and ending on December 31, 2011 and for each fiscal year thereafter. In addition, the Indenture contains covenants that, subject to a number of important exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to, among other things: pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness; make certain investments; create liens; agree to restrictions on the payment of dividends; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries; enter into transactions with our affiliates; designate our subsidiaries as unrestricted subsidiaries; use the proceeds of permitted sales of our assets; and change business lines. If an event of default, as specified in the Indenture, shall occur and be continuing, either the trustee or the holders of a specified percentage of the 2011 Notes may accelerate the maturity of all the 2011 Notes. We have complied with all of the restrictive covenants as of December 31, 2011.

Index

Subject to certain conditions, we are required to make an offer to purchase 2011 Notes with 75% of our Excess Cash Flow (as defined in the Indenture) following the end of each of (1) the fiscal year ending on December 31, 2011, (2) the fiscal year ending on December 31, 2012 and (3) the three consecutive fiscal quarters ended September 30, 2013 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the date of repurchase. We determined that an Excess Cash Flow Offer was not required for the fiscal year ending December 31, 2011.

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

We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing and approximately $0.4 million of professional fees, which were capitalized as deferred financing costs and will be amortized to interest expense on a straight-line basis over the term of the working capital facility. As of December 31, 2011, we had $4.5 million outstanding under the working capital facility, no letters of credit outstanding and unused amounts available of $10.5 million.

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

In accordance with the terms of the working capital facility, payment of the borrowings may be accelerated at the option of the lender if an event of default, as defined in the working capital facility agreement, occurs.  Events of default include, without limitation, nonpayment of principal and interest by the due date; failure to perform or observe certain specific covenants; material breach of representations or warranties; default as to other indebtedness (including under the notes); certain events of bankruptcy and insolvency; inability or failure to pay debts as they come due; the entry of certain judgments against us; certain liabilities with regard to ERISA plans; the invalidity of any documents in connection with the working capital facility; a change in control of the Company; or an event effecting the subordination of certain indebtedness. We have complied with all of the restrictive covenants as of December 31, 2011.

Index

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

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2011	2010
Payroll and related expenses	$3,076,803	$3,177,493
Accrued interest	3,611,240	5,517,147
Customer prepayments	3,181,217	3,298,520
Self-insured health and workers' compensation accrual	1,406,556	1,631,830
Other	1,743,336	1,916,868
	$13,019,152	$15,541,858

10. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2011	2010
Deferred compensation	$761,166	$1,396,887
Uncertain tax positions	1,712,030	1,939,416
Other	12,598	157,832
Total	$2,485,794	$3,494,135

11. Income Taxes

The components of the income tax (benefit) provision are as follows:

	December 31,	December 31,	December 31,
	2011	2010	2009
Current
Federal	$(592,587)	$387,886	$3,308,339
State	(215,740)	379,751	603,109
	(808,327)	767,637	3,911,448
Deferred
Federal	(4,826,950)	(757,806)	(14,884)
State	(237,372)	(442,040)	(455,159)
	(5,064,322)	(1,199,846)	(470,043)
	$(5,872,649)	$(432,209)	$3,441,405

Index

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2011	2010

Deferred tax assets
Incentive and vacation accrual	$609,048	$767,652
Bad debt reserve	439,691	827,647
Self insurance accrual	276,704	299,477
Intangible assets	153,394	213,773
Amortization of financing costs	-	109,751
Inventory-additional costs capitalized for tax	272,211	272,168
Alternative minimum tax credit carryforward	237,628	-
Net operating loss carryforwards-Federal	6,947,116	-
Net operating loss carryforwards-States	1,019,133	790,981
Charitable contribution carryforward	27,375	-
Capital loss carryforward-Federal	-	151,899
Goodwill	3,195,548	3,530,848
Federal benefit related to State uncertain tax positions	383,718	451,431
Other	163,500	232,193
Valuation allowance	(743,225)	(774,154)
Total deferred tax assets	12,981,841	6,873,666
Deferred tax liabilities
Intangible assets	10,729,784	11,873,249
Inventory basis difference	178,468	156,706
Property and equipment	18,469,405	16,777,859
Land	615,920	1,002,839
Prepaid insurance	117,018	110,962
Interest on contingent payment debt instrument	89,202	-
Other	833,384	-
Total deferred tax liabilities	31,033,181	29,921,615
Net deferred tax liabilities	$18,051,340	$23,047,949

	December 31,	December 31,
	2011	2010
Included in the balance sheet
Noncurrent deferred tax liabilities in excess of assets	$19,452,050	$24,612,025
Current deferred tax assets in excess of liabilities	1,400,710	1,564,076
Net deferred tax liability	$18,051,340	$23,047,949

We will realize a tax benefit associated with the amount of tax goodwill in excess of book goodwill associated with the acquisition of TDP. We only recognize the benefit when realized on future tax returns and have previously applied the benefit first to reduce book goodwill associated with the acquisition to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and third to reduce income tax expense. During 2011, 2010 and 2009, we realized a tax benefit of $0.8 million in each year associated with the realization of tax deductible goodwill. For the years ended December 31, 2011 and 2010, this benefit was recorded as a reduction to the tax provision. For the year ended December 31, 2009, the majority of this benefit was recorded as a reduction to the tax provision and a negligible amount of the benefit was recorded as a reduction to intangible assets which resulted in reducing these intangible assets to zero.

As of December 31, 2011 and 2010, we had state NOLs with a tax effected value of approximately $1.1 million and $0.8 million, respectively, in various jurisdictions, which begin to expire in 2012. We have determined that the majority of the state NOLs require a full valuation allowance as of December 31, 2011 and 2010, due to the uncertainty of their realization.

Index

We utilized NOLs against Federal and state taxable income, which reduced tax expense by a negligible amount in 2011 and $0.2 million for 2010 and 2009, respectively.

A roll forward of our valuation allowance is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2011	2010	2009

Balance at beginning of period	$774,154	$758,393	$762,906

Charged to expense	56,801	25,790	54,185

Other, net	(87,730)	(10,029)	(58,698)

Balance at end of period	$743,225	$774,154	$758,393

Our income tax provision differs from taxes computed using the U.S. Federal statutory tax rate as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2011	2010	2009

(Loss) income before income taxes	$(14,832,774)	$(6,372,955)	$11,658,191

U.S. Federal statutory tax rate	$(5,043,143)	$(2,166,805)	$3,963,785
Increase (decrease) in tax expense resulting from
Tax reserves	(159,672)	(4,346)	5,301
Non-deductible meals and entertainment	60,410	54,669	50,198
Change in valuation allowance	56,801	25,790	54,185
Goodwill impairment	-	2,380,267	-
Tax goodwill in excess of book goodwill	(451,516)	(451,516)	(445,171)
State income taxes, net of U.S.
Federal income tax benefit	(407,962)	228,887	523,180
Change in state tax apportionment and rates	76,783	(443,213)	(637,582)
Domestic production activity deduction	-	(35,415)	(171,107)
Other, net	(4,350)	(20,527)	98,616
Income tax (benefit) provision	$(5,872,649)	$(432,209)	$3,441,405

We reported a decrease in our deferred state tax liabilities and our deferred state tax provision of approximately $0.2 million, $0.4 million and $0.5 million during the years ended December 31, 2011, 2010 and 2009, respectively, which includes adjustments to anticipated state effective income tax rates due to changes in apportionment of our taxable income to states with high tax rates. We recognized an increase of $0.2 million during the year ended December 31, 2011 in our effective rate related to the accounting for uncertain tax positions. During the years ended December 31 2010 and 2009, the change in our effective rate related to uncertain tax positions was minimal.

We file consolidated tax returns with Holdings for Federal and certain state jurisdictions. We classify these current tax liabilities as “Due to parent, net” on the consolidated balance sheet. The tax liabilities owed to Holdings were $0.5 million as of December 31, 2010. During 2011, we generated a net operating loss (“NOL”). Due to the operating loss carryforwards at Holdings, we will not realize a current benefit from our NOLs. Therefore, the current benefit, of approximately $3.1 million, has been reclassified as a non-current deferred tax asset and is netted against non-current deferred tax liabilities on the consolidated balance sheet. The Federal NOL expires in 2031. The state NOLs expire at various times beginning in 2012.

Index

Our uncertain tax positions relate primarily to state nexus and other related state tax issues. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.7 million. Our uncertain tax positions, excluding interest and penalties, are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009

Balance at beginning of period	$1,324	$1,359	$1,445

Increases for current year tax positions	25	19	19

Increases for prior year tax positions	-	163	25

Decreases for prior year tax positions	(163)	-	(7)

Lapse in statute of limitations	(61)	(91)	(123)

Settlement of tax positions	-	(126)	-

Balance at end of period	$1,125	$1,324	$1,359

We continue to recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.5 million and penalties of $0.3 million as of December 31, 2011 and $0.4 million and $0.3 million as of December 31, 2010, respectively. Interest and penalties expensed were negligible during the year ended December 31, 2011 and $0.1 million during the years ended December 31, 2010 and 2009, respectively. Interest and penalties will continue to accrue on certain issues in 2012 and forward.

We are subject to U.S. Federal income tax as well as income tax of multiple state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return and most state income tax returns are closed for all tax years up to and including 2007. During the first quarter of 2010, we reached a settlement in connection with an audit conducted by the state of Maryland. As a result of this audit, all tax years are closed with the state of Maryland through 2008. No Federal or state income tax returns are under examination by the respective taxing authorities.

12. Commitments

We lease warehouse, plant and office space, printing equipment, computer equipment and delivery equipment under non-cancelable operating leases. Rental expense relating to these leases was approximately $2.4 million, $3.5 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 approximate minimum future rental payments under non-cancelable operating leases are as follows:

Years Ended December 31,	(in thousands)
2012	$1,754
2013	1,276
2014	792
2015	642
2016	363
Thereafter	-
Total	$4,827

We have also entered into agreements to acquire raw materials and additional plant and equipment. As of December 31, 2011, approximate future payments related to these agreements are as follows:

Years Ended December 31,	Raw materials	Plant and equipment
	(in thousands)
2012	$345	$7,383
2013	105	2,391
2014	17	—
2015	—	—
2016	—	—
Thereafter	—	—
Total	$467	$9,774

Index

13. Employee Benefit Plans

We sponsor a 401(k) retirement plan (the “Plan”). Substantially all of our employees are eligible to participate in the Plan on the first day of the month in which the employee has attained 18 years of age and 30 days of employment. Employees may make pre-tax contributions of their eligible compensation under the Plan and may direct their investments among various pre-selected investment alternatives. We determine discretionary and matching contributions to the Plan. No contributions were charged to operations for the years ended December 31, 2011 and 2010. Contributions of approximately $0.8 million were charged to operations for the year ended December 31, 2009.

We maintain a non-qualified deferred compensation plan for certain employees which allows participants to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis and which allows for make-whole contributions for participants whose pre-tax deferrals are limited under our 401(k) Plan and other discretionary contributions. Contributions made by us and our employees are maintained in an irrevocable trust. Legally, the assets remain ours; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquirer, but the assets are subject to the claims of our general creditors. The employee has no right to assign or transfer contractual rights in the trust. The participants are fully vested in their compensation deferred; however, the make-whole contributions and any employer discretionary contributions are subject to vesting requirements. As of December 31, 2011 and 2010, we recorded a deferred compensation liability of approximately $0.8 million and $1.4 million, respectively, in other non-current liabilities in the accompanying consolidated balance sheets. We account for the assets as trading securities. The change in the fair value of the non-vested assets held in trust is recorded within “Other, net” in the accompanying consolidated statements of operations. The change in the deferred compensation obligation related to changes in the fair value of the vested assets is recorded as income (loss) in compensation expense. The assets held in trust were approximately $0.9 million and $1.6 million as of December 31, 2011 and 2010, respectively, and are recorded at their fair value, based on quoted market prices, as discussed in “Fair Value Measurements” in Note 2. The assets held in trust are included in “Other assets” in the accompanying consolidated balance sheets.

14. Related Party Transactions

On January 5, 2009, we executed a waiver to our working capital facility to allow for payment of a cash dividend and a loan to Holdings, which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that Holdings used the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by Holdings (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. (“Giraffe”) and to pay related expenses in connection therewith. On January 5, 2009, we paid a dividend in the aggregate amount of $8.0 million to Holdings and made a loan in the principal amount of $2.0 million to Holdings. The loan had an original maturity on January 4, 2012 and accrued interest at the rate of 1.36% per year. The loan was subsequently settled against the income tax obligations due to Holdings, which is presented within “Due to parent, net” in the consolidated balance sheet as of December 31, 2010 (as discussed in Note 11).

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

In 2003, we entered into a 10-year management agreement with our principal equity sponsors, BRS and JCP, pursuant to which BRS and JCP provided financial, advisory and consulting services to us. In exchange for these services, BRS and JCP received a management fee equal to the greater of $0.5 million or 2% of earnings before interest, taxes depreciation and amortization (as defined in the management agreement), plus reasonable out-of-pocket expenses. On April 15, 2011, the management agreement was terminated and no amounts will be expensed in connection with the management agreement subsequent to the three-month period ended March 31, 2011. We incurred and paid approximately $0.5 million, $0.8 million and $0.9 million in management fees for the years ended December 31, 2011, 2010 and 2009, respectively.

Index

Pierce Atwood LLP provides legal services for TDP. A partner at Pierce Atwood LLP is the brother of Christopher A. Pierce, one of our largest shareholders. The fees incurred and paid for the years ended December 31, 2011, 2010 and 2009 were negligible.

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

16. Business Segments

We are a specialty printer in the United States offering a full range of printing and value-added support services for the journal, magazine, book and catalog markets. The Publications business segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of TSP, DPC, ULI and DJS. We believe there are many similarities in the journal and magazine markets such as the equipment used in the print and bind process, distribution methods, repetitiveness and frequency of titles and the level of service required by customers. The Books segment is focused on the production of short-run books and is comprised of the assets and operations of SBI. This market does not have the repetitive nature of our other products and does not require the same level of customer service. The Specialty Catalogs segment, which is comprised of the assets and operations of TDP, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate depreciation, technology development costs, corporate restructuring costs and certain professional fees, are not allocated to the segments and are shown as Corporate in the table below. Our customer base resides primarily in the continental United States and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had no customers which accounted for 10.0% or more of our net sales for the years ended December 31, 2011, 2010 and 2009.

Index

The following table provides segment information for continuing operations (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2011	2010	2009
Net sales
Publications	$142,878	$148,758	$165,872
Specialty catalogs	65,958	60,725	68,948
Books	56,227	56,776	58,554
Intersegment eliminations	(172)	(71)	(25)
Consolidated total	$264,891	$266,188	$293,349

Operating income (loss)
Publications	$8,757	$8,070	$17,312
Specialty catalogs	(2,575)	(1,485)	1,491
Books	2,876	4,339	4,039
Corporate	(1,696)	(1,532)	(1,452)
Consolidated total	$7,362	$9,392	$21,390

Depreciation and amortization
Publications	$13,203	$11,505	$9,248
Specialty catalogs	6,878	5,767	5,878
Books	3,458	3,419	3,365
Corporate	170	173	183
Consolidated total	$23,709	$20,864	$18,674

Capital expenditures
Publications	$9,862	$10,326	$7,027
Specialty catalogs	2,159	1,628	1,335
Books	593	1,234	1,146
Corporate	191	483	146
Consolidated total	$12,805	$13,671	$9,654

Assets
Publications	$124,886	$140,566
Specialty catalogs	47,119	51,669
Books	39,429	46,519
Corporate	3,400	2,757
Consolidated total	$214,834	$241,511

Goodwill
Publications	$25,056	$25,056
Books	8,923	8,923
Consolidated total	$33,979	$33,979

Intangible assets
Publications	$27,133	$30,393
Books	1,718	1,776
Consolidated total	$28,851	$32,169

Index

A reconciliation of total segment operating income to consolidated loss before income taxes is as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009

Total operating income (as shown above)	$7,362	$9,392	$21,390

Interest expense	(21,172)	(15,791)	(17,229)
Interest income	14	49	69
(Loss) gain on repurchase of notes payable	(1,022)	-	7,194
Other, net	(15)	(23)	234

Loss before income taxes	$(14,833)	$(6,373)	$11,658

17. Restructuring Costs

In January 2009, we announced our plan to consolidate some administrative and production operations at our DPC facility in Hanover, New Hampshire. Approximately 20 positions at our ULI facility in Ashburn, Virginia were eliminated as a result of this action. We recorded $0.3 million of restructuring costs during 2009. These costs relate primarily to guaranteed severance payments and employee health benefits. We recorded an additional $0.1 million of restructuring costs in connection with this consolidation during 2010. There was no liability outstanding as of December 31, 2011 related to this restructuring.

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our ULI facility in Ashburn, Virginia ceased operation on July 1, 2011, and we have consolidated the printing of specialty magazines at DPC in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the closure. Approximately 20 employees in the Customer Service and Sales areas were retained by DPC. On November 23, 2011, we completed the sale of the Ashburn, Virginia facility for $4.2 million. After deducting related closing costs, our net proceeds were $3.9 million.

In connection with this consolidation, we recorded $1.8 million of restructuring charges during 2011. Charges related to severance and other personnel costs totaled $1.3 million, and charges for other exit costs totaled $0.5 million. We believe that any future costs in connection with this consolidation will be minimal. We had a liability of $0.2 million related to this restructuring outstanding as of December 31, 2011.

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during 2011. These costs related primarily to guaranteed severance payments and employee health benefits. We do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.3 million related to this restructuring outstanding as of December 31, 2011.

The table below shows our restructuring activity in 2011 and our restructuring accrual balance as of December 31, 2011 (in thousands):

	ULI/DPC	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2010	$-	$-	$-
Restructuring costs expenses	1,793	576	2,369
Restructuring costs paid	(1,625)	(294)	(1,919)
Restructuring accrual at December 31, 2011	$168	$282	$450

We recorded non-cash charges of $1.6 million during 2011 associated with the accelerated amortization of the ULI trade name based on updated estimates of useful life.

We also recorded non-cash charges of approximately $2.0 million during 2011 associated with the accelerated depreciation of equipment at ULI, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell.

Index

18. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter
Net sales	$68,189	$65,000	$67,015	$64,687
Gross profit	11,586	11,297	13,457	11,808
Operating income	108	580	4,001	2,673
Net loss	$(2,363)	$(3,884)	$(963)	$(1,750)

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter
Net sales	$68,298	$64,418	$67,867	$65,605
Gross profit	14,774	13,990	11,335	13,578
Operating income	4,936	5,026	2,006	(2,576)
Net income (loss)	$1,546	$606	$(1,206)	$(6,887)

The results for the first and second quarters of 2011 reflect the impact of $2.0 million and $1.6 million for accelerated depreciation and amortization, respectively, in connection with the shutdown of ULI. The results for the fourth quarter of 2011 include the effects of $0.5 million of interest capitalized in connection with capital expenditures made during the first and second quarters of 2011. The results for the third quarter of 2010 reflect the impact of a charge of $2.3 million for depreciation expense in connection with the write down of the value of a printing press that was removed from service. The results for the fourth quarter of 2010 reflect the impact of a charge of $7.0 million in connection with the impairment of goodwill at DPC (see Note 6).

19. Subsequent Events (unaudited)

During the first quarter of 2012, we repurchased in the open market 2011 Notes with a face value of $5.9 million for $5.3 million, which included $0.3 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.4 million. As a result of the repurchases, we will recognize a net gain of $0.4 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including the CEO and CFO, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2011. Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index

(c)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are a wholly-owned subsidiary of TSG Holdings Corp., whose stockholders include affiliates of Bruckmann, Rosser, Sherrill & Co., LLC and Jefferies Capital Partners and members of our senior management.

Our Equity Sponsors

Bruckmann, Rosser, Sherrill & Co., LLC, or BRS, is a New York-based private equity investment firm with over $1.4 billion under management. BRS was founded in 1995 and has since invested in over 20 companies in the following industries: restaurants, consumer goods, specialty retail, recreation/leisure, apparel, home furnishings, industrial and commercial services (including equipment rental), commercial equipment manufacturing, wholesale distribution and healthcare services. BRS’s strategy is to make leveraged buyout, recapitalization/restructuring and growth capital investments in companies with superior management, predictable cash flow, strong market share and growth potential. BRS and its affiliates are collectively referred to as “BRS.”

Jefferies Capital Partners, or JCP, is a New York-based private equity investment firm with over $1.3 billion in equity commitments under management. Since 1994, JCP’s professionals have invested in over 50 companies in a variety of industries. JCP focuses on partnering with entrepreneurs and management teams in industries in which JCP has expertise. JCP invests in management buyouts, recapitalizations, industry consolidations and growth equity. JCP and its affiliates are collectively referred to as “JCP.”

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

Name	Age	Position
John A. Saxton	62	President and Chief Executive Officer and Director
Robert M. Jakobe	58	Executive Vice President and Chief Financial Officer and Secretary
Dale A. Tepp	55	Vice President—Human Resources
Joan B. Davidson	50	Group President
Patricia A. Stricker	47	President and Chief Operating Officer—The Sheridan Press, Inc. (“TSP”)
Gary J. Kittredge	61	President and Chief Operating Officer—Dartmouth Journal Services (“DJS”)
Michael J. Seagram	55	President and Chief Operating Officer—Sheridan Books, Inc. (“SBI”)
G. Paul Bozuwa	51	President and Chief Operating Officer—Dartmouth Printing Company (“DPC”) and United Litho, Inc. (“ULI”)

Index

Eric D. Lane	52	President and Chief Operating Officer—The Dingley Press, Inc. (“TDP”)
Thomas J. Baldwin	53	Director
Nicholas Daraviras	38	Director
Craig H. Deery	64	Director
Gary T. DiCamillo	61	Director
James L. Luikart	66	Director
Nicholas R. Sheppard	37	Director
George A. Whaling	75	Director

John A. Saxton, President, Chief Executive Officer and Director.  Mr. Saxton joined us in 1995 as our President and Chief Executive Officer and has served on our board of directors since 1991. Prior to joining us, Mr. Saxton held various positions during 24 years at The Procter & Gamble Company, most recently serving as President of the Noxell Corporation following its acquisition by The Procter & Gamble Company in 1990. Mr. Saxton is a member of the National Association for Printing Leadership’s Walter E. Soderstrom Society, which honors individuals in the printing industry who have significantly contributed to the development and the progress of the graphic arts. Mr. Saxton holds a B.S. from Bucknell University. Mr. Saxton is the only director who is also one of our officers. The board believes that Mr. Saxton has a deep knowledge of our business gained throughout his 17 years as Chief Executive Officer of the Company and adds a valuable perspective for board decision making.

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

Joan B. Davidson, Group President.  Ms. Davidson joined us in 1995 and effective January 1, 2007, began serving as Group President. Ms. Davidson served as President and Chief Operating Officer of TSP from 1996 through 2006. From 1995 to 1996, she served as Finance Manager of TSP. Prior to joining us, Ms. Davidson worked in various positions in the marketing and finance departments of The Procter & Gamble Company, most recently serving as a Finance Manager. Ms. Davidson is active in the industry as former Chairman of the National Association for Printing Leadership and as past Secretary and past Treasurer of the Print and Graphic Scholarship Foundation of the Graphic Arts. She is a member of the National Association for Printing Leadership’s Walter E. Soderstrom Society and was inducted into the Printing Industry Hall of Fame in 2010. Ms. Davidson holds a B.S. from the College of Notre Dame of Maryland and an M.B.A. from Loyola College in Maryland.

Dale A. Tepp, Vice President—Human Resources.  Ms. Tepp joined us in September 2006 as Vice President, Human Resources. Prior to joining us, she worked in various Human Resources positions with Great Northern Nekoosa Corporation, Georgia-Pacific Corporation, Color-Box and Cenveo, most recently serving as Executive Director of Human Resources. She holds a B.S. from the University of Wisconsin.

Patricia A. Stricker, President and Chief Operating Officer—TSP.  Ms. Stricker joined us in 1998, and effective January 1, 2007, began serving as President and Chief Operating Officer of TSP. Ms. Stricker served as Vice President, Operations and Human Resources for TSG from January 2003 through 2006. From 2000 to 2003, she served as President of SBI. Ms. Stricker served as our Vice President, Corporate Development from 1999 to 2000 and as our Projects Manager from 1998 to 1999. Prior to joining us, Ms. Stricker held various positions at General Physics Corporation, most recently serving as Vice President, Finance and Administration. She holds a B.A. from the College of Notre Dame of Maryland.

Ms. Stricker, President and Chief Operating Officer of TSP, and Ms. Davidson, Group President, are sisters.

Gary J. Kittredge, President and Chief Operating Officer—DJS.  Mr. Kittredge joined us in 2000 and effective September 1, 2009, began serving as President and Chief Operating Officer of DJS. From January 2008 to August 2009 he served as President and Chief Operating Officer of DPC, DJS, and ULI. From April 2006 to 2008, he served as President and Chief Operating Officer of DPC and DJS. From 2002 to 2006, he served as President and Chief Operating Officer of CCP. From 2000 to 2002, he served as Executive Vice President of CCP. Prior to joining us, Mr. Kittredge was the General Manager and Vice President of Manufacturing for IPD Printing. Prior to that, he served as a Business Unit Manager and Manager of Technical Development of Litho-Krome Co., a subsidiary of Hallmark Cards, Incorporated. He holds a B.S. and an M.S. from Rochester Institute of Technology.

Index

Michael J. Seagram, President and Chief Operating Officer—SBI.  Mr. Seagram joined us in 2003 and since April 1, 2006 has served as President and Chief Operating Officer of SBI. From 2003 to 2006, he served as Vice President of Sales and Marketing of SBI. Before joining SBI, Mr. Seagram was Owner and President of Aristoplay, Ltd., a publisher of children’s games, from 1997 to 2003. He was also the Owner and President of the marketing firm Seagram & Singer, Inc. from 1986 to 1998. Mr. Seagram holds a B.S. from Wayne State University.

G. Paul Bozuwa, President and Chief Operating Officer—DPC and ULI.  Mr. Bozuwa joined us in 1991, and effective September 2009, began serving as President and Chief Operating Officer of DPC and ULI. From January 2007 to August 2009 Mr. Bozuwa served as Vice President, Global Business Development. Mr. Bozuwa served as President of DJS from 2002 to 2006. From 1995 to 2002, he served as President and Chief Operating Officer of CCP. From 1991 to 1995, he served as Chief Financial Officer of CCP. Mr. Bozuwa is active in industry affairs serving as past Chairman of the Finance Committee and past Treasurer of the Council of Science Editors. He was also the Chairman of the task force on Science, Journals, Poverty and Human Development. Prior to joining us, he was an Associate of Kearsarge Ventures, a venture fund, from 1989 to 1991. Mr. Bozuwa holds a B.A. from Dartmouth College and an M.B.A. from the University of New Hampshire.

Eric D. Lane, President and Chief Operating Officer—TDP.  Mr. Lane joined us in 1986 and, effective October, 2008, began serving as President and Chief Operating Officer of TDP. From 2000 to 2008, he served as Vice President of Finance of TDP. From 1986 to 2000, he served as Controller of TDP. Mr. Lane holds an A.S. in Accounting from Andover College.

Thomas J. Baldwin, Director.  Mr. Baldwin has been a member of our board of directors since 2003. Mr. Baldwin is a Managing Director of BRS. He joined BRS in 2000. From 1996 to 2000, Mr. Baldwin was a Principal at PB Ventures, Inc. From 1988 to 1995, he served as Vice President and then Managing Director of The INVUS Group, Ltd., a private equity investment firm. Prior to that he was a consultant with the Boston Consulting Group, a strategy consulting firm. Mr. Baldwin holds a B.B.A. from Siena College and an M.B.A. from Harvard Business School. From 2005 to 2006, Mr. Baldwin also held Directorships with Eurofresh, Inc., Lazy Days R.V. Center, Inc., and Totes Isotoner Corp. Mr. Baldwin brings to the board extensive experience advising portfolio companies of BRS and provides valuable insight regarding strategic, financing, acquisition and management issues.

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

Craig H. Deery, Director.  Mr. Deery has been a member of our board of directors since August 2003. He was also a member of our board of directors from 1991 through 2001. Mr. Deery was a Managing Director of JCP from 2002 to 2003. From 1987 to 2002, Mr. Deery was a Managing Director at BancBoston Capital, where he served on the management committee. While at BancBoston Capital, Mr. Deery supervised a direct investment portfolio of $500 million, including mezzanine securities and equity as a minority, co-invest, and control investor. Prior to 1987, Mr. Deery spent fifteen years at BancBoston, serving as a team leader in domestic lending and as Deputy Managing Director and Senior Credit Officer of BancBoston Australia, Ltd. Mr. Deery holds a B.A. from Bucknell University and an M.B.A. from New York University. He served as Director of First Ipswich Bancorp from 2005 to 2007. Mr. Deery has a broad knowledge of our business gained throughout his 19 years as a director of the Company. Mr. Deery brings to the board extensive experience advising portfolio companies of BancBoston Capital and JCP and he provides valuable insight to the board regarding strategic, financial, acquisition, and management issues.

Gary T. DiCamillo, Director.  Mr. DiCamillo has been a member of our board of directors since 1989. Mr. DiCamillo has been a partner for Eaglepoint Advisors, LLC since January 2010. He served as President and Chief Executive Officer of RADIA International in Dedham, Massachusetts from 2005 to 2009. From 2002 to 2005, Mr. DiCamillo served as President, Chief Executive Officer, and Director of TAC Worldwide Companies. From 1995 to 2002, he was Chairman and Chief Executive Officer of Polaroid Corporation (which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001), and from 1993 to 1995 he was President of Worldwide Power Tools for Black & Decker Corporation. Mr. DiCamillo holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. DiCamillo was a director of 3Com Corporation from 2000 to April 2010 and has been a director of  Whirlpool Corporation since 1997. Mr. DiCamillo has a broad knowledge of our business gained throughout his 23 years as a director of the Company and brings to the board his vast experience as a chief executive, non-executive director, and audit committee chair with a variety of both public and private companies. These experiences have provided Mr. DiCamillo with a depth of knowledge in such areas as finance, general management, marketing, risk management and strategic development.

Index

James L. Luikart, Director.  Mr. Luikart has been a member of our board of directors since 2003. Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1994 after spending over twenty years with Citicorp, the last seven years of which were as a Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart holds a B.A. from Yale University and an M.I.A. from Columbia University. He served as director of W&T Offshore, Inc. from 2002 to 2006, Edgen Murray II, L.P. or its predecessor companies since February 2005, United Maritime Group LLC in 2010, and various private companies in which JCP has an interest. Mr. Luikart brings to the board extensive experience advising portfolio companies of JCP and provides valuable insight regarding strategic, financing, acquisition and management issues.

Nicholas R. Sheppard, Director.  Mr. Sheppard was a member of our board of directors from 2003 to 2007, rejoining our board in March 2009. Mr. Sheppard is a Managing Director of BRS. Prior to joining BRS in 2000, he worked as a Consultant in the London and New York offices of Marakon Associates, a strategy consulting firm. Mr. Sheppard received his BSc from the London School of Economics and Political Science and his MBA from The Wharton School of the University of Pennsylvania. Mr. Sheppard was a director of Lazy Days R.V. Center, Inc. from 2005 to 2009 and was Director of Penhall International, Inc. from 2005 to 2006. Mr. Sheppard brings to the board extensive experience advising portfolio companies of BRS and provides valuable insight regarding strategic, financing, acquisition and management issues.

George A. Whaling, Director.  Mr. Whaling has been a member of our board of directors since 1998 and is Chairman of Kingston Capital Corporation in New York. From 1980 to 1997, he was Chairman and owner of the Petty Printing Company, a commercial web printer. Mr. Whaling holds a B.A. from Colgate University. Mr. Whaling served as Director of Colgate University, Hamilton Initiative LLC and Augusta Glenn Partners LLC from 2005 to 2006. Mr. Whaling has a broad knowledge of our business gained throughout his 13 years as a director of the Company and his 32 years of experience in the printing industry and provides valuable insight to the board regarding operational, sales, and management issues.

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

Audit Committee

The board of directors has an audit committee. The audit committee consists of Messrs. Daraviras, DiCamillo and Sheppard. The audit committee reviews our financial statements and accounting practices, selects our independent registered public accounting firm and oversees our internal audit function. The responsibilities of the Audit Committee are defined in a charter, which has been approved by the Board of Directors. In carrying out their responsibilities, the Committee has reviewed and discussed our audited financial statements with management, and it has discussed the matters which are required to be discussed by AU Section 380 (The Auditor’s Communication with Those Charged With Governance), as adopted by the Public Company Accounting Oversight Board, with our Independent Registered Public Accounting Firm. In addition, the Committee has reviewed the written disclosures required by the Public Company Accounting Oversight Board, which were received from our Independent Registered Public Accounting Firm, and has discussed the Independent Registered Public Accounting Firm’s independence with them. The Audit Committee has reviewed the fees of the Independent Registered Public Accounting Firm for non-audit services and believes that such fees are compatible with the independence of the Independent Registered Public Accounting Firm.

Based on these reviews and discussions, the Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Board of Directors has determined that Mr. DiCamillo, the chairman of the audit committee, is the “audit committee financial expert” as defined in applicable SEC rules and regulations. Mr. DiCamillo is “independent” as defined in the listing standards of the New York Stock Exchange.

Index

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and certain other executive officers (collectively, the named executive officers) for 2011 (as presented in the tables which follow this CD&A).

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

2011 Executive Compensation Components

For the fiscal year ending December 31, 2011, the principal components of compensation considered by the compensation committee for named executive officers were:

•	Base salary;

•	Non-equity annual incentive compensation;

•	Stock-based incentive compensation;

•	Non-qualified deferred compensation program; and

•	Perquisites and other benefits.

We have also entered into employment agreements and/or change in control arrangements with all of the named executive officers. In addition to the compensation components listed above, these agreements provide for post-employment severance payments and benefits in the event of a termination of employment under certain circumstances. The terms of these agreements are described in more detail below (see the section entitled “Potential Payments on Termination or a Change in Control”). We believe that these agreements provide an incentive to the named executive officers to remain with us and serve to align the interests of the executives and the stockholders in the event of a potential acquisition. Additionally, a retention award, made pursuant to the Deferred Compensation Plan described below, was provided to a certain named executive officer whose retention is determined by our board of directors to be critical to our ongoing success.

Base Salary

We provide the named executive officers with base salaries to compensate them for services rendered during the fiscal year. The base salaries for our CEO, Messrs. Jakobe and Bozuwa, and Mss. Davidson and Stricker are contained in their respective employment agreements and are subject to increase at the discretion of our board of directors. Base salary levels are intended to reflect an individual’s responsibilities, performance and expertise and are designed to be competitive with salary levels in effect at other manufacturing companies, and in particular, companies within the printing industry. Accordingly, we establish salaries for the named executive officers on the basis of personal performance and by reviewing available national and printing industry compensation data from time to time, including published salary surveys regarding compensation of officers of larger and smaller companies, both within and outside the printing industry. Our CEO annually reviews and provides his subjective assessment of the performance of each of our named executive officers and recommends whether any adjustment to base salary for any named executive officer should be considered by the compensation committee. The compensation committee generally affords significant consideration to the CEO’s recommendations based on his proximity to the other named executive officers and understanding of their day-to-day performance and responsibilities. Based on the CEO’s recommendations and the compensation committee’s review of available market data, the compensation committee set base salaries for 2011 at the levels reported in the Summary Compensation Table, below. The compensation committee believes such salaries are in line with market data and reflect the responsibilities, performance and expertise of our named executive officers.

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

The management performance incentive plan was suspended for 2011 as a cost-savings measure to offset revenue reductions brought on by the economic recession.

Index

Annual incentive compensation awards for 2010 appear as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

Profit Sharing Plan.  The Sheridan Group Profit Sharing Plan is a broad- based incentive program provided to all eligible employees at each location, excluding TDP and DJS. The board of directors determines, on an annual basis, if a profit sharing contribution will be made for each participating company. The contribution, if any, is determined by a formula approved by our board of directors.

As a cost-savings measure, the profit sharing plan was suspended during 2009, 2010 and 2011 at all locations except TSP. At TSP the profit sharing plan was suspended effective July 1, 2011. Under the formula used at TSP, a guideline was established of 5.0% of EBITDA. If company EBITDA is a positive number, the established percent of EBITDA is put into the profit sharing pool. The total dollar contribution for an operating subsidiary cannot exceed 5.0% of its total payroll for the year. Additionally, a company must also meet a minimum threshold of an 8% net profit margin (before profit sharing) in order to be eligible for profit sharing. In 2009, all companies transitioned to payment of profit sharing in cash; however, employees have the option of deferring their cash payment into their 401(k) accounts. Ms. Stricker was the only named executive officer eligible to receive a profit sharing award for 2011. The $6,105 profit sharing award for Ms. Stricker is reported in the “All Other Compensation” column in the Summary Compensation Table shown below.

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

Options granted under the Stock-Based Incentive Compensation Plan have exercise prices equal to or above the fair market value of the underlying common stock (as determined under the Stock-Based Incentive Compensation Plan) on the grant date and are equally split 50% between a time-based vesting schedule and a performance-based vesting schedule. Time-based awards vest 20% per year over five years subject to the executive’s continued employment with us. Performance-based awards vest 20% per year over five years based on us achieving a per share equity value, as defined by the option agreements, each year as determined by the board. The per share equity value is calculated by multiplying our twelve month EBITDA by a pre-defined multiple, then subtracting net debt, and then dividing by the number of issued and outstanding shares of TSG Holdings Corp. Common Stock. If an annual performance target is not met in any of the five years, but is achieved by meeting subsequent year targets, shares will vest for all preceding plan years. The targets for the performance based options were established based upon the original objectives that BRS and JCP established when they bought us in 2003 (as modified in connection with the acquisition of TDP in 2004) which were designed to incent management to deliver the rate of return expected on their investment in us.

Stock options were granted to employees, including the named executive officers, on February 3, 2010.  Pursuant to the stock option award agreements, the exercise price of the stock options was set at $23.24.  Because the original exercise price of the 2010 stock option grants of $23.24 significantly exceeds the current value of our common stock, we believe that the stock option grants were not appropriately incentivizing our employees, including the named executive officers.   Therefore, on May 4, 2011, the board amended the stock option award agreements for the 2010 stock option grants to provide for an exercise price of $10.  We believe that this reduction in the exercise price of the 2010 stock option grants will serve to better  incentivize our employees, including the named executive officers.

No named executive officers received an option award in fiscal year 2011.

We do not require our named executive officers to maintain a minimum ownership interest in us or our affiliates.

Index

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

Salary and bonus amounts deferred by named executive officers in 2011 under the nonqualified deferred compensation plan are shown in the “Executive Contributions” column of the Deferred Compensation Table below. Employer make-whole and discretionary contributions for 2011 are shown in the “Registrant Contributions” column of the Deferred Compensation Table and in the “All Other Compensation” column of the Summary Compensation Table.

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

In 2011, our board of directors provided a retention award to Ms. Davidson in the amount of $84,000 in accordance with the terms of her existing employment agreement. The retention awards for our named executive officers are disclosed under “All Other Compensation” on the Summary Compensation Table and in the Nonqualified Deferred Compensation table under Registrant Contributions.

Effective as of September 1, 2010, the Company adopted the Change-of-Control Incentive Plan for Officers under which certain executives, including the named executive officers, would be entitled to extended additional severance benefits in the event of a change of control with a specific strategic buyer. This plan was adopted because the Board felt that is was necessary to incent such officers to remain in the employ of the Company notwithstanding any risks and uncertainties created by a potential change of control. The amounts of such additional severance benefits are set forth under “Potential Payments Upon Termination or a Change in Control.”

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

Index

Perquisites and Other Benefits.  The named executive officers are not generally entitled to benefits that are not otherwise available to all of our employees. In this regard, it should be noted that we do not provide pension arrangements (other than the 401(k) plan and the nonqualified deferred compensation plan), post-retirement health coverage or similar benefits for our executives. However, some of the named executive officers are entitled to certain insurance benefits, relocation benefits and an executive physical program. These perquisites are provided because we view the benefits as being very closely related to the services our named executive officers perform for us. Supplemental Long-Term disability insurance is provided as an income security measure in the event of a catastrophic illness. Relocation benefits are provided to all management employees who are relocated at our request, including named executive officers. The executive physical program benefit is provided to all of our key managers and officers, including the named executive officers, to ensure their continuing ability to fulfill the responsibilities of their respective positions. These amounts are noted in the “All Other Compensation” column in the Summary Compensation Table. The Committee believes that these benefits are consistent with the goal of attracting and retaining superior executive talent.

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

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report for the fiscal year ending December 31, 2011.

Thomas J. Baldwin Craig H. Deery James L. Luikart

The following table summarizes compensation awarded or paid by us during 2011, 2010, and 2009 to our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three next most highly compensated executive officers (our “named executive officers”). Perquisites and other benefits included in the All Other Compensation column are disclosed and itemized in the “All Other Compensation” table below.

Index

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

John A. Saxton	2011	607,854	-	-	-	-	24,667	632,521
President and Chief	2010	601,408	-	-	47,177	76,100	34,005	758,690
Executive Officer	2009	619,967	-	-	-	-	143,833	763,800

Robert M. Jakobe	2011	303,928	-	-	-	-	4,903	308,831
Executive Vice President	2010	302,626	-	-	-	19,100	2,442	324,168
and Chief Financial Officer	2009	310,011	-	-	-	-	35,546	345,557

Joan B. Davidson	2011	320,414	-	-	-	-	90,262	410,676
Group President	2010	328,994	-	-	17,430	45,300	84,275	475,999
	2009	335,800	-	-	-	-	121,509	457,309

G. Paul Bozuwa (5)	2011	253,038	20,040	-	-	-	4,261	277,339
President & COO - DPC/ULI	2010	258,325	300	-	-	15,900	914	275,439
	2009	255,399	-	-	-	-	222,555	477,954

Patricia A. Stricker	2011	248,897	-	-	-	-	10,200	259,097
President & COO – TSP	2010	251,571	300	—	3,486	76,200	16,410	347,967
	2009	238,878	-	-	-	-	45,378	284,256

(1)	Ms. Stricker and Mr. Bozuwa received a special incentive bonus of $300 in 2010. Mr. Bozuwa received a special project incentive bonus of $20,000 and a $40 gift card in 2011.

(2)
Three named executive officers received option awards in 2010. Mr. Saxton received 4,060 shares, Ms. Davidson received 1,500 shares, and Ms. Stricker received 300 shares. The amounts shown represent the aggregate grant date fair value of awards during the year determined in accordance with FASB ASC Topic 718. The assumptions made in determining the grant date fair values of the options are disclosed in Note 2 of our consolidated financial statements.  As described in the CD&A, the exercise prices of the option awards granted to the named executive officers in 2010 were reduced from $23.24 to $10.  The incremental fair value of this reduction computed as of May 4, 2011 in accordance with FASB ASC Topic 718 is zero because we estimate that our common stock has a current value of zero.

(3)	The amounts reported as “Non-Equity Incentive Plan Compensation” for 2011, 2010, and 2009 consist of bonuses paid as management performance incentive compensation.

(4)	The amounts reported as “All Other Compensation” for 2011, 2010, and 2009, are itemized in the “All Other Compensation” table below.

Index

All Other Compensation

Name	Year	Spousal Travel	Taxable Relocation Income	Other Non Cash	Retention Awards	Additional Disability Coverage	Taxable Term Life	Physical Program	GTL Taxable Income	Profit Sharing	Profit Sharing Make Whole	401k Match	401(k) Fixed 1%	401(k) Make Whole	Total All Other Comp
		($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)

John A. Saxton	2011	-	-	1,295	-	4,033	12,230	504	6,605	-	-	-	-	-	24,667
President and Chief	2010	265	-	1,050	-	4,033	12,230	6,213	6,732	-	-	-	-	3,482	34,005
Executive Officer	2009	-	-	850	-	4,000	12,230	2,784	6,732	-	92,957	7,569	-	16,711	143,833

Robert M. Jakobe	2011	-	-	-	-	-	-	2880	2,023	-	-	-	-	-	4,903
Executive Vice President	2010	341	-	-	-	-	-	-	2,101	-	-	-	-	-	2,442
and Chief Financial Officer	2009	-	-	-	-	-	-	3,047	2,100	-	20,469	5,526	-	4,404	35,546

Joan B. Davidson	2011	620	-	-	84,000	-	-	4,458	1,184	-	-	-	-	-	90,262
Group President	2010	753	-	-	82,388	-	-	-	801	-	-	-	-	333	84,275
	2009	-	-	-	82,388	-	-	3,501	801	-	21,780	8,068	-	4,971	121,509

Paul Bozuwa	2011	-	-	-	-	-	-	3,383	878	-	-	-	-	-	4,261
President & COO -	2010	-	-	-	-	-	-	-	914	-	-	-	-	-	914
DPC/ULI	2009	-	205,039	-	-	-	-	-	596	-	12,315	4,605	-	-	222,555

Patricia A. Stricker	2011	-	-	-	-	-	-	3,512	583	6,105	-	-	-	-	10,200
President & COO – TSP	2010	-	-	-	-	-	-	-	569	15,491	-	-	-	350	16,410
	2009	-	-	-	-	-	-	3,699	569	21,248	12,562	7,225	-	75	45,378

Retention awards and make-whole contributions are invested in the deferred compensation plan. Even though the profit sharing plan was not available in 2010 for named executive officers other than Ms. Stricker, Mr. Saxton and Ms. Davidson’s deferred compensation plan accounts were credited with a profit-sharing make-whole contribution in 2010 due to the limitations applicable to our 401(k) plan for 2009. 401(k) match is invested in the 401(k) plan. Pre-2010 Profit sharing and 1% fixed contributions are also invested in the 401(k) plan.

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying Options	Awards ($/sh)	Awards (1)
		($)	($)	($)	($)	($)	($)	($)	($)	($)

John A. Saxton	5/4/11	-	-	-	-	-	-	-	10.00	-
President and Chief
Executive Officer

Robert M. Jakobe	N/A	-	-	-	-	-	-	-	-	-
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	5/4/11	-	-	-	-	-	-	-	10.00	-
Group President

G. Paul Bozuwa	N/A	-	-	-	-	-	-	-	-	-
President & COO - DPC/ULI

Patricia A. Stricker	5/4/11	-	-	-	-	-	-	-	10.00	-
President & COO - TSP

(1)
As described in the CD&A, the exercise prices of the option awards granted to the named executive officers in 2010 were reduced from $23.24 to $10.  The incremental fair value of this reduction computed as of May 4, 2011 in accordance with FASB ASC Topic 718 is zero because we estimate that our common stock has a current value of zero.

Index

Outstanding Equity Awards at Fiscal Year-End

		Option Awards
Name		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

John A. Saxton	(1)	5,500	-	-	10.00	11/16/2013
	(2)	812	-	3,248	10.00	2/3/2020
Robert M. Jakobe	(1)	5,500	-	-	10.00	11/16/2013
Joan B. Davidson	(1)	3,500	-	-	10.00	11/16/2013
	(2)	300	-	1,200	10.00	2/3/2020
G. Paul Bozuwa	(1)	3,000	-	-	10.00	11/16/2013
Patricia A. Stricker	(1)	2,700	-	-	10.00	11/16/2013
	(2)	60	-	240	10.00	2/3/2020

(1)
Stock option awards were awarded on October 16, 2003. The shares began vesting on January 1, 2004. Twenty percent (20%) of the time-based shares vest each year on January 1st, i.e. 20% vested on January 1, 2005, 20% vested on January 1, 2006, 20% vested on January 1, 2007, 20% vested on January 1, 2008, and the remaining 20% vested on January 1, 2009. As of December 31, 2009, 100% of the Named Executive Officers’ time-based shares were vested. The established performance-based option targets (per share equity values, as defined in the stock option agreements) are $20/share on 1/1/05, $52/share on 1/1/06, $86/share on 1/1/07, $118/share on 1/1/08, $148/share on 1/1/09, $178/share on 1/1/10.  Alternatively, 100% of performance shares vest after 8 years.  All performance shares awarded on October 16, 2003 fully vested on January 1, 2012.

(2)
Stock option awards were awarded on February 4, 2010. The shares began vesting on January 1, 2011. Twenty percent (20%) of the time-based shares vest each year on January 1st, i.e., 20% vested on January 1, 2011, 20% will vested on January 1, 2012, 20% will vest on January 1, 2013, 20% will vest on January 1, 2014, and the remaining 20% will vest on January 1, 2015. The established performance-based option targets (per share equity values, as defined in the stock option agreements) are $35/share on 1/1/11, $40/share on 1/1/12, $85/share on 1/1/13, $85/share on 1/1/14, and $85/share on 1/1/15.  As described in the CD&A, the exercise prices of the option awards granted to the named executive officers in 2010 were reduced from $23.24 to $10.  The incremental fair value of this reduction computed as of May 4, 2011 in accordance with FASB ASC Topic 718 is zero because we estimate that our common stock has a current value of zero.

See Stock-Based Incentive Compensation under the Compensation Discussion and Analysis for details on the vesting schedule.

Index

Option Exercises and Stock Vested in Last Fiscal Year

Option Awards
Name	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise ($)
John A. Saxton	—	—
President and Chief
Executive Officer
Robert M. Jakobe	—	—
Executive Vice President
and Chief Financial Officer
Joan B. Davidson	—	—
Group President
G. Paul Bozuwa	—	—
President & COO—DPC/ULI
Patricia A. Stricker	—	—
President & COO—TSP

(1)           No options were exercised during 2011.

Nonqualified Deferred Compensation

Name	Executive Contributions in last FY ($)	Registrant Contributions in Last FY ($) (Retention Bonus and Make-Wholes) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

John A. Saxton	-	-	-	184,762	-

Robert M. Jakobe	-	-	(1,928)	-	45,210

Joan B. Davidson	-	84,000	5	85,707	341,938

G. Paul Bozuwa	-	-	(11,102)	202,314	19,438

Patricia A. Stricker	-	-	(405)	39,120	32,112

(1)
Registrant contributions for Fiscal Years ending 2011, 2010, and 2009, respectively, that were included in the Summary Compensation Table are as follows: Mr. Saxton—Make Whole Contributions of $0, $3,482, and $109,668; Mr. Jakobe—Make Whole Contributions of $0, $0, and $24,873; Ms. Davidson—Make Whole Contributions of $0, $333, and $26,751,  and Retention Awards of $84,000, $82,388, and $82,388; Mr. Bozuwa—Make Whole Contributions of $0, $0, and $12,315; and Ms. Stricker—Make Whole Contributions of $0, $350, and $12,637. Retention awards and employer make-whole contributions (described below) are reported in the Summary Compensation Table in the “All Other Compensation” column.

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

Index

The table below shows the funds available under our 401(k) plan and their annual rate of return for the calendar year ended December 31, 2011:

Deferred Compensation Investment Options

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Fidelity Advisor Freedom 2010 A	-0.41	Fidelity Advisor Freedom 2025 A	-2.64
Fidelity Advisor Freedom 2020 A	-1.41	Fidelity Advisor Freedom 2035 A	-4.56
Fidelity Advisor Freedom 2030 A	-3.15	Fidelity Advisor Freedom 2045 A	-5.07
Fidelity Advisor Freedom 2040 A	-4.68	Fidelity Advisor High Income Advantage	-0.19
Fidelity Advisor Freedom 2050 A	-5.62	Legg Mason Value, FI	-3.30
Maxim Money Market Portfolio	0.00	Franklin Small-Mid-Cap Growth Fund A	-4.89
PIMCO Total Return A	3.74	Legg Mason Special Investment FI	-16.76
PIMCO Low Duration Fund A	1.35	Pennsylvania Mutual Fund Consultant CI	-4.42
Davis NY Venture Fund	-4.78	American Funds EuroPacific A	-13.58
Hartford Capital Appreciation	-15.24	RS Value Fund	-11.08
Fidelity Advisor Freedom 2015 A	-0.52	American Funds Growth Fund of America	-4.89

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

Index

The following table summarizes potential benefits that each of the Named Executive Officers would have received under their employment agreements or change in control arrangements on December 31, 2011, if a termination without cause or for good reason occurred, or they had been terminated following a change in control.

Named Executive Officer	Severance Pay	Incentive Pay	Deferred Compensation	COBRA (Employer’s Portion)
John A. Saxton	$1,325,250	$85,613	-	$21,935
Robert M. Jakobe	$515,375	$16,713	$45,210	$17,060
Joan B. Davidson	$558,600	$39,638	$341,938	$17,060
G. Paul Bozuwa	$429,975	$13,913	$19,438	$23,653
Patricia A. Stricker	$435,750	$66,675	$32,112	$23,653

Severance payments for the named executive officers include the additional benefits that are described under “Retention Awards.”

Compensation of Directors

Beginning on October 1, 2011, each director who is not also one of our executive officers or an employee of BRS or JCP will receive a fee of $20,000 per year for their service on our board of directors.  Prior to October 1, the fee was $30,000 per year. The chairman of the audit committee (Mr. DiCamillo) will receive an additional fee of $5,000 per year. All directors are reimbursed for any personal expenses incurred in the conduct of their duties as a director. There were no stock options awarded to directors during 2011. A summary of fees paid to our directors in 2011 is as follows:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Gary T. DiCamillo	$30,000	—	$30,000
Craig H. Deery	$25,000	—	$25,000
George A. Whaling	$25,000	—	$25,000

Compensation Committee Interlocks and Insider Participation

In 2011, the compensation committee consisted of Messrs. Baldwin, Deery and Luikart. None of the members of the compensation committee are currently, or have been at any time since the time of our formation, one of our officers or employees. None of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and none of our executive officers served on the Compensation Committee or the entire Board of Directors of another entity where one of that entity’s executive officers served as a director on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of TSG Holdings Corp, which has pledged our shares as security for our obligations under our working capital facility. The following table sets forth certain information regarding the beneficial ownership of TSG Holdings Corp., as of March 28, 2012, by (i) each person or entity known to us to own more than 5% of any class of TSG Holdings Corp.’s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. TSG Holdings Corp.’s outstanding securities consist of about 597,553 shares of TSG Holdings Corp. common stock and about 45,326 shares and 4,234 shares of TSG Holdings Corp. Series A and Series B preferred stock, respectively, the terms of which are described in more detail below. Additionally, there are 27,662 options to purchase common stock outstanding that are held by our executive officers. To our knowledge, each of such stockholders will have sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

Index

	Number and Percent of Shares of TSG Holdings Corp.(1)
	Preferred Stock				Common Stock
	Series A		Series B
	Number	Percent	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Bruckmann, Rosser, Sherrill & Co. II, L.P.(2) 126 East 56th Street, New York, NY, 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
Funds affiliated with Jefferies Capital Partners(3) 520 Madison Avenue, New York, NY 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
Christopher A. Pierce(4)(5)	3,096	6.8%	289	6.8%	42,577	7.1%
Named Executive Officers and Directors:
John A. Saxton(4)(6)(7)	1,340	3.0%	125	3.0%	21,308	3.5%
Robert M. Jakobe(4)(8)(9)	108	0.2%	10	0.2%	4,721	0.8%
Joan B. Davidson(4)(10)	67	0.1%	6	0.1%	3,130	0.5%
G. Paul Bozuwa(4)(11)	268	0.6%	25	0.6%	5,320	0.9%
Patricia A. Stricker(4)(12)	91	0.2%	—	—	2,730	0.5%
Thomas J. Baldwin(13)(14)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas Daraviras(15)	—	—	—	—	—	—
Craig H. Deery(4)	245	0.5%	23	0.5%	3,212	0.5%
Gary T. DiCamillo(4)	268	0.6%	25	0.6%	3,520	0.6%
James L. Luikart(15)(16)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas R. Sheppard(13)	—	—	—	—	—	—
George A. Whaling(4)	272	0.6%	25	0.6%	3,572	0.6%
All executive officers and directors as a group (14 persons)(17)	41,220	90.9%	3,919	92.5%	569,251	91.0%

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

(3)
The Sheridan Group Holdings (Jefferies), LLC is controlled by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd. which are private equity investment funds managed by Jefferies Capital Partners. Brian P. Friedman and James L. Luikart are the Managing Members of JCP and may be considered the beneficial owners of the shares owned by The Sheridan Group Holdings (Jefferies), LLC, but each of Messrs. Friedman and Luikart expressly disclaim beneficial ownership of such shares, except to the extent of each of their pecuniary interests therein.

(4)
The address of each of Mr. Pierce, Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Bozuwa, Ms. Stricker, Mr. Deery, Mr. DiCamillo and Mr. Whaling is c/o The Sheridan Group, Inc., 11311 McCormick Road, Suite 260, Hunt Valley, Maryland 21031.

(5)	Includes options to purchase 1,920 shares of TSG Holdings Corp. common stock exercisable within 60 days.

Index

(6)
Includes 17,602 common shares, 1,340 Series A preferred shares and 125 Series B preferred shares which are owned by RBC Capital Markets Corp. FBO John Saxton. Mr. Saxton may be deemed to beneficially own such shares.

(7)	Includes options to purchase 6,312 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(8)	Includes 1,288 common shares and 108 Series A preferred shares which are owned by CGM Custodian FBO Robert M. Jakobe Roll-over IRA. Mr. Jakobe may be deemed to beneficially own such shares.

(9)	Includes options to purchase 5,500 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(10)	Includes options to purchase 3,800 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(11)	Includes options to purchase 3,000 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(12)	Includes options to purchase 2,760 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(13)	The address of each of Mr. Baldwin and Mr. Sheppard is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, New York, New York 10022.

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

(15)	The address of each of Mr. Daraviras and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, 10th Floor, New York, New York 10022.

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

(17)	Includes options to purchase 27,662 shares of TSG Holdings Corp. common stock exercisable within 60 days.

TSG Holdings Corp. Preferred Stock

TSG Holdings Corp.’s Certificate of Incorporation provides that TSG Holdings Corp. may issue 200,000 shares of preferred stock, 50,000 of which is designated as 10% Series A Cumulative Compounding Preferred Stock (“Series A”), 20,000 of which is designated as 10% Series B Cumulative Compounding Preferred Stock (“Series B”) and 130,000 of which is undesignated. TSG Holdings Corp. preferred stock has a stated value of $1,000 per share for Series A and $1,428.89 per share for Series B and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding annually. As of March 28, 2012, there are issued and outstanding about 45,326 and 4,234 shares of Series A and Series B preferred stock, respectively.

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

Index

TSG Holdings Corp. Common Stock

The Certificate of Incorporation of TSG Holdings Corp. provides that TSG Holdings Corp. may issue 1,000,000 shares of TSG Holdings Corp. common stock. About 597,553 shares of TSG Holdings Corp. common stock are issued and outstanding as of March 28, 2012. The holders of TSG Holdings Corp. common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	49,870	$10.09	3,270
Total	49,870	$10.09	3,270

(1)	As of December 31, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dividend and Loan

On January 5, 2009, we executed a waiver to our working capital facility. The waiver allowed us to pay a cash dividend and make a loan to our parent company, TSG Holdings Corp. (“Holdings”), which is not a registrant with the Securities and Exchange Commission, in the aggregate amount of up to $14.0 million, provided that Holdings used the entire cash proceeds of such dividend and loan solely to purchase capital stock issued by Holdings (the “Stock Purchase”) from Participatiemaatschappij Giraffe B.V. and to pay related expenses in connection therewith. On January 5, 2009, we paid a dividend in the aggregate amount of $8.0 million and made a loan in the principal amount of $2.0 million to Holdings. The loan had an original maturity on January 4, 2012 and accrued interest at the rate of 1.36% per year. The loan was subsequently settled against the income tax obligations due to Holdings, which is presented within “Due to parent, net” in the consolidated balance sheet as of December 31, 2010 (as discussed in Note 11 of our financial statements). Additionally, subsequent to January 5, 2009, we paid an additional dividend in the amount of $1.1 million to Holdings to pay expenses and other amounts in connection with the Stock Purchase.

Securities Holders’ Agreement

The second amended and restated securities holders’ agreement among BRS, JCP and the other stockholders of Holdings provides that Holdings’ and our board of directors will consist of eight members, including four designees of BRS and four designees of JCP. Also pursuant to the securities holders’ agreement, we may not take certain significant actions, such as incurrence of indebtedness in excess of certain thresholds or a sale of all or substantially all of our assets, without the approval of each of BRS and JCP.

The securities holders’ agreement generally restricts the transfer of shares of Holdings’ common stock or Holdings’ preferred stock without the consent of BRS and JCP. Exceptions to this restriction include transfers to affiliates and transfers for estate planning purposes, in each case so long as any transferee agrees to be bound by the terms of the agreement.

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

Index

Registration Rights Agreement

Pursuant to the amended and restated registration rights agreement among BRS, JCP and the other stockholders of Holdings, upon the written request of either BRS or JCP, Holdings has agreed to, on one or more occasions, prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares of Holdings’ common stock held by BRS or JCP or certain of their respective affiliates, as the case may be, and use its best efforts to cause the registration statement to become effective. Following an initial public offering of Holdings, BRS, JCP and the management investors also have the right, subject to certain exceptions and rights of priority, to have their shares included in certain registration statements filed by Holdings. Registration expenses of the selling stockholders (other than underwriting discounts and commissions and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by Holdings. Holdings has also agreed to indemnify the stockholders against certain customary liabilities in connection with any registration.

Management Agreement

In connection with the Sheridan Acquisition, we entered into a 10-year management agreement with BRS and JCP pursuant to which BRS and JCP provided financial, advisory and consulting services to us. In exchange for these services, BRS and JCP received a management fee equal to the greater of 2% of EBITDA (as defined in the management agreement) or $0.5 million per year, plus reasonable out-of-pocket expenses split equally between BRS and JCP. On April 15, 2011, the management agreement was terminated and no amounts will be paid under the management agreement subsequent to the three-month period ended March 31, 2011. In the future, BRS and JCP may negotiate with us to provide services in connection with any transaction in which we may be, or may consider becoming, involved.

Policy for Approval of Related Transactions

We do not have a written policy for the treatment of transactions required to be disclosed under Item 404(a) of Regulation S-K. Our securities holders’ agreement described above generally prohibits entry into such transactions without the consent of BRS and JCP.

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance—Board Composition and Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred fees for services performed by PricewaterhouseCoopers LLP as follows:

	Year ended December 31,	Year ended December 31,
(Dollars in thousands)	2011	2010

Audit fees (include the review of interim consolidated financial statements, annual audit of the consolidated financial statements, procedures related to offerings of notes, comfort letters and review of SEC filings)	$814	$667

Audit-related fees (include the review of internal controls)	11	-

Tax fees (include tax compliance, transactional consulting and advice for state tax issues )	168	201

All other fees (include license fees for online financial reporting and assurance literature)	3	2

Total	$996	$870

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

3.1.a
Third Amended and Restated Certificate of Incorporation of TSG Holdings Corp. (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference).

3.1.b
Amendment to Third Amended and Restated Certificate of Incorporation of TSG Holdings Corp. (filed as Exhibit 3.1.b to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TSG Holdings Corp.†

3.3	Amended and Restated Articles of Incorporation of The Sheridan Group, Inc.†

3.4	Amended and Restated Bylaws of The Sheridan Group, Inc.†

3.7	Articles of Incorporation of Dartmouth Journal Services, Inc.†

3.8	Bylaws of Dartmouth Journal Services, Inc.†

Index

3.9	Articles of Agreement of Dartmouth Printing Company, as amended.†

3.10	By-Laws of Dartmouth Printing Company, as amended. ƒ

3.11	Certificate of Incorporation of Sheridan Books, Inc., as amended.†

3.12	By-laws of Sheridan Books, Inc.†

3.13	Certificate of Incorporation of The Sheridan Group Holding Company.†

3.14	Amended and Restated By-Laws of The Sheridan Group Holding Company. ƒ

3.15	Amended and Restated Articles of Incorporation of The Sheridan Press, Inc.†

3.16	By-Laws of The Sheridan Press, Inc.†

3.17	Amendment and Restatement of Articles of Incorporation of United Litho, Inc.†

3.18	By-Laws of United Litho, Inc., as amended. ƒ

3.19	Amended and Restated Certificate of Incorporation of The Dingley Press, Inc.†

3.20	Amended and Restated Bylaws of The Dingley Press, Inc.^

4.1
Indenture, dated as of April 15, 2011, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 12.5% Senior Secured Notes due 2014. &

4.2
Registration Rights Agreement, dated as of April 15, 2011, by and among the Company, Jefferies & Company, Inc., as Initial Purchaser, and the guarantors named therein, relating to the 12.5% Senior Secured Notes due 2014. &

4.3
Supplemental Indenture, dated as of May 20, 2011, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 12.5% Senior Secured Notes due 2014. ‡

4.4	Form of 12.5% Senior Secured Note due 2014 (included in Exhibit 4.1).

10.1
Third Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among the Company, as the borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto. ‡

10.2
Intercreditor Agreement, dated as of April 15, 2011, by and among the Company, the subsidiaries of the Company identified on the signature pages thereto, as Guarantors, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, and Bank of America, N.A., as Agent. &

10.3
Second Amendment and Restatement to the Securities Holders Agreement and the Registration Rights Agreement by and among TSG Holdings Corp., The Sheridan Group Holdings (BRS) LLC and The Sheridan Group Holdings (Jefferies) LLC, dated as of March 30, 2009 (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 and incorporated herein by reference).

10.4	Purchase Agreement, dated as of April 8, 2011, by and among The Sheridan Group, Inc., the guarantors named therein and Jefferies & Company, Inc., relating to the 12.5% Senior Secured Notes due 2014. ƒ

Index

10.5
Securities Purchase Agreement, dated as of August 21, 2003, by and among TSG Holdings Corp., Bruckmann, Rosser, Sherrill & Co. II, L.P., ING Furman Selz Investors III L.P., ING Barings Global Leveraged Equity Plan Ltd. and ING Barings U.S. Leveraged Equity Plan LLC.†

10.6	Securities Purchase and Exchange Agreement, dated as of August 21, 2003, by and among TSG Holdings Corp. and the management investors named therein.†

10.11	TSG Holdings Corp. 2003 Stock-Based Incentive Compensation Plan. †*

10.12	The Sheridan Group, Inc. Executive and Director Deferred Compensation Plan. †*

10.13	The Sheridan Group, Inc. Change-of-Control Incentive Plan for Corporate Staff. ~

10.14	The Sheridan Group, Inc. Change-of-Control Incentive Plan for Key Management Employees. ~

10.16	Securities Purchase Agreement, dated as of May 25, 2004, by and among TSG Holdings Corp. and the management investors named therein.†

10.20	Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings (BRS), LLC by and between Bruckmann, Rosser, Sherrill & Co. II, L.P. and John A. Saxton.^^

10.21
Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings (Jefferies), LLC by and among ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. and John A. Saxton.^^

10.27	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Douglas R. Ehmann.*#

10.28	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Gary J. Kittredge.*#

10.29	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and G. Paul Bozuwa.*#

10.30	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and John A. Saxton*#

10.31	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Joan B. Davidson.*#

10.32	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Patricia A. Stricker.*#

10.33	Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Robert M. Jakobe.*#

10.35	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Douglas R. Ehmann.*††

10.36	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Gary J. Kittredge.*††

Index

10.37	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and G. Paul Bozuwa.*††

10.38	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and John A. Saxton.*††

10.39	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Joan B. Davidson.*††

10.40	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Patricia A. Stricker.*††

10.41	Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Robert M. Jakobe.*††

10.42	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Douglas R. Ehmann.*##

10.43	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Gary J. Kittredge.*##

10.44	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and G. Paul Bozuwa.*##

10.45	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and John A. Saxton.*##

10.46	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Joan B. Davidson.*##

10.47	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Patricia A. Stricker.*##

10.48	First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Robert M. Jakobe.*##

10.49	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Douglas R. Ehmann.*##

10.50	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Gary J. Kittredge.*##

10.51	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and G. Paul Bozuwa.*##

10.52	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and John A. Saxton.*##

10.53	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Joan B. Davidson.*##

10.54	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Patricia A. Stricker.*##

Index

10.55	Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Robert M. Jakobe.*##

10.56	Change-of-Control Incentive Plan for Officers, dated as of August 31, 2010.*

10.57.a	Contract of Sale by and between United Litho, Inc. and Beaumeade Development Partners LLC, dated as of February 3, 2011, relating to the sale of the facility in Ashburn, VA. &&

10.57.b	First Amendment to Contract of Sale by and between United Litho, Inc. and Beaumeade Development Partners LLC, dated as of April 19, 2011, relating to the sale of the facility in Ashburn, VA. &&

10.57.c	Second Amendment to Contract of Sale by and between United Litho, Inc. and Beaumeade Development Partners LLC, dated as of October 19, 2011, relating to the sale of the facility in Ashburn, VA. €

21.1	Subsidiaries of The Sheridan Group, Inc. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert Jakobe, Chief Financial Officer of The Sheridan Group, Inc.

101.1
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated balance sheets as of December 31, 2011 and 2010, (ii) Consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated statements of changes in stockholder’s equity for the years-ended December 31, 2011, 2010 and 2009, (iv) Consolidated statements of cash flows for the years-ended December 31, 2011, 2010 and 2009, and (v) Notes to consolidated financial statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

†	Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-110441) and incorporated herein by reference.

^	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 30, 2006 and incorporated herein by reference.

^^	Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 13, 2005 and incorporated herein by reference.

~	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005 and incorporated herein by reference.

#	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007 and incorporated herein by reference.

††	Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference.

Index

*	Management contract or compensatory plan or arrangement.

##	Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010 and incorporated herein by reference.

&	Filed as a like numbered exhibit to the Registrant’s Current Report on Form 8-K, filed on April 20, 2011 and incorporated herein by reference.

&&	Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 13, 2011 and incorporated herein by reference.

ƒ	Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-174734) and incorporated herein by reference.

‡	Filed as a like numbered exhibit to the Registrant’s Current Report on Form 8-K/A, filed on May 23, 2011 and incorporated herein by reference.

€	Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011 and incorporated herein by reference.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders in the year ended December 31, 2011. The Registrant is a wholly-owned subsidiary of TSG Holdings Corp.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHERIDAN GROUP, INC.

By:	/s/ ROBERT M. JAKOBE
	Name:	Robert M. Jakobe
	Title:	Executive Vice President and Chief Financial Officer
	Date:	March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Saxton	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2012
John A. Saxton

/s/ Robert M. Jakobe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2012
Robert M. Jakobe

/s/ Thomas J. Baldwin	Director	March 28, 2012
Thomas J. Baldwin

/s/ Nicholas Daraviras	Director	March 28, 2012
Nicholas Daraviras

/s/ Craig H. Deery	Director	March 28, 2012
Craig H. Deery

/s/ Gary T. DiCamillo	Director	March 28, 2012
Gary T. DiCamillo

/s/ James L. Luikart	Director	March 28, 2012
James L. Luikart

/s/ Nicholas R. Sheppard	Director	March 28, 2012
Nicholas R. Sheppard

/s/ George A. Whaling	Director	March 28, 2012
George A. Whaling