Form 10-Q
period 2012-03-31
SHERIDAN GROUP INC
filed 2012-05-11
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

There was 1 share of Common Stock outstanding as of May 11, 2012.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended March 31, 2012

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$662,079	$475,324
Accounts receivable, net of allowance for doubtful accounts of $1,149,094 and $1,173,194, respectively	26,944,861	25,504,733
Inventories, net	15,570,358	15,343,487
Other current assets	4,500,845	5,826,708
Refundable income taxes	-	109,387
Total current assets	47,678,143	47,259,639

Property, plant and equipment, net	97,181,137	98,835,957
Intangibles, net	28,429,242	28,850,705
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	4,020,854	4,818,024
Other assets	1,076,284	1,090,681
Total assets	$212,364,301	$214,833,647

Liabilities
Current liabilities
Accounts payable	$14,644,136	$14,842,454
Accrued expenses	20,063,386	13,019,152
Total current liabilities	34,707,522	27,861,606

Notes payable and working capital facility	126,999,334	135,864,880
Deferred income taxes and other liabilities	21,653,808	21,937,844
Total liabilities	183,360,664	185,664,330

Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	42,106,557	42,106,557
Accumulated deficit	(13,102,920)	(12,937,240)
Total stockholder's equity	29,003,637	29,169,317

Total liabilities and stockholder's equity	$212,364,301	$214,833,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
  (Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$69,942,258	$68,188,990

Cost of sales	56,256,698	56,603,052

Gross profit	13,685,560	11,585,938

Selling and administrative expenses	8,502,834	9,955,602
Loss on disposition of fixed assets	4,076	23,991
Restructuring costs	4,764	377,229
Amortization of intangibles	421,463	1,120,876

Total operating expenses	8,933,137	11,477,698

Operating income	4,752,423	108,240

Other (income) expense:
Interest expense	5,506,470	3,929,619
Interest income	(4,892)	(890)
Gain on repurchase of notes payable	(417,950)	-
Other, net	(2,435)	(9,916)

Total other expense	5,081,193	3,918,813

Loss before income taxes	(328,770)	(3,810,573)

Income tax benefit	(163,090)	(1,447,877)

Net loss	$(165,680)	$(2,362,696)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
(Unaudited)

	March 31, 2012	March 31, 2011
Cash flows provided by (used in) operating actvities:
Net loss	$(165,680)	$(2,362,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	4,172,510	5,684,472
Amortization of intangible assets	421,463	1,120,876
Provision for doubtful accounts	(19,669)	183,673
Provision for inventory realizability	46,700	25,906
Stock-based compensation	-	7,129
Amortization of deferred financing costs and original issue discount, included in interest expense	1,233,370	227,727
Deferred income tax benefit	(231,382)	(398,641)
Gain on repurchase of notes payable	(417,950)	-
Loss on disposition of fixed assets	4,076	23,991
Changes in operating assets and liabilities
Accounts receivable	(1,420,459)	(2,247,469)
Inventories	(273,571)	(128,398)
Other current assets	1,321,352	958,883
Refundable income taxes	109,387	-
Other assets	14,397	369,120
Accounts payable	(254,225)	(496,367)
Accrued expenses	7,044,234	(2,015,248)
Due to parent, net	-	(1,064,049)
Other liabilities	(48,143)	(502,368)
Net cash provided by (used in) operating activities	11,536,410	(613,459)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,464,874)	(7,806,204)
Proceeds from sale of fixed assets, net of disposal costs	(985)	6,767
Net cash used in investing activities	(2,465,859)	(7,799,437)

Cash flows used in financing activities:
Borrowing of working capital facility	23,968,135	-
Repayment of working capital facility	(27,800,000)	-
Repayment of long term debt	(5,051,931)	-
Net cash used in financing activities	(8,883,796)	-

Net increase (decrease) in cash and cash equivalents	186,755	(8,412,896)

Cash and cash equivalents at beginning of period	475,324	13,717,082

Cash and cash equivalents at end of period	$662,079	$5,304,186

Non-cash investing and financing activities
Asset additions in accounts payable and accrued expenses	$636,750	$709,345

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of March 31, 2012 and our results of operations and our cash flows for the three month periods ended March 31, 2012 and 2011. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendment should be applied retrospectively. We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative tests become optional. The guidance is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011, and earlier adoption is permitted. The adoption of this guidance did not have an impact on our financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not have any elements of other comprehensive income; therefore, the adoption of this guidance did not have an impact on our financial statements.

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for us beginning in the first quarter of 2012. The adoption of this guidance did not have an impact on our financial statements, other than additional disclosures.

Index

2.	Inventory

Components of net inventories at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Work-in-process	$6,044,477	$6,160,151
Raw materials (principally paper)	9,803,023	9,460,478
	15,847,500	15,620,629
Excess of current cost over LIFO inventory value	(277,142)	(277,142)
Total	$15,570,358	$15,343,487

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

During the first quarter of 2012, we repurchased in the open market 2011 Notes with a face value of $5.9 million for $5.3 million, which included $0.2 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.4 million. As a result of the repurchases, we recognized a net gain of $0.4 million.

The carrying value of the 2011 Notes was $126.3 million as of March 31, 2012.

Concurrent with the private debt offering, we entered into an agreement to amend and restate our working capital facility to, among other things, extend the scheduled maturity to April 15, 2013. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.

We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing and approximately $0.4 million of professional fees, which were capitalized as deferred financing costs and will be amortized to interest expense on a straight-line basis over the term of the working capital facility. As of March 31, 2012, we had $0.7 million outstanding under the working capital facility, $1.3 million in letters of credit outstanding and unused amounts available of $13.0 million.

Index

The Indenture and the working capital facility require us to maintain certain minimum Consolidated EBITDA (as defined in the underlying agreements) levels for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for each fiscal year. In addition, the Indenture and the working capital facility contain affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the holders and lenders. We have complied with all of the restrictive covenants as of March 31, 2012.

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

4.	Accrued Expenses

Accrued expenses as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Payroll and related expenses	$5,173,575	$3,076,803
Accrued interest	7,584,555	3,611,240
Customer prepayments	4,042,933	3,181,217
Self-insured health and workers' compensation accrual	1,408,189	1,406,556
Other	1,854,134	1,743,336
Total	$20,063,386	$13,019,152

5.	Business Segments

We are a specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine and book markets. We operate in three business segments: “Publications,” “Specialty Catalogs” and “Books.” The Publications segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing and Dartmouth Journal Services. On July 1, 2011, we ceased operations at United Litho, which was part of our Publications segment, and consolidated the printing of specialty magazines at Dartmouth Printing. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.

The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2011. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate depreciation, technology development costs, corporate restructuring costs and certain professional fees are not allocated to the segments and are shown as Corporate in the table below. Our customer base resides in the continental United States, and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had no customer that accounted for 10.0% or more of our net sales for the three month periods ended March 31, 2012 and 2011.

Index

The following table provides segment information as of March 31, 2012 and 2011 and for the three month periods then ended:

	Three months ended March 31,
	2012	2011
(in thousands)

Net sales
Publications	$37,462	$36,198
Specialty catalogs	18,455	18,276
Books	14,035	13,793
Intersegment sales elimination	(10)	(78)
Consolidated total	$69,942	$68,189

Operating income
Publications	$4,619	$492
Specialty catalogs	(7)	(221)
Books	556	691
Corporate expenses	(416)	(854)
Consolidated total	$4,752	$108

	March 31, 2012	December 31, 2011
Assets
Publications	$122,981	$124,886
Specialty catalogs	46,674	47,119
Books	40,715	39,429
Corporate	1,994	3,400
Consolidated total	$212,364	$214,834

A reconciliation of total segment operating income to consolidated loss before income taxes is as follows:

	Three months ended March 31,
(in thousands)	2012	2011

Total operating income (as shown above)	$4,752	$108

Interest expense	(5,507)	(3,930)
Interest income	5	1
Gain on repurchase of notes payable	418	-
Other, net	3	10

Loss before income taxes	$(329)	$(3,811)

6.	Income Taxes

We recorded income tax benefit during the three months ended March 31, 2012 based on an estimated effective income tax rate for the year ended December 31, 2012 of approximately 56%, which was partially offset by discrete adjustments resulting in an effective tax rate of approximately 50%. The impact of the permanent differences (primarily tax deductible goodwill) in relation to our projected pre-tax loss for 2012 increased the forecasted effective tax rate. We recorded income tax expense during the three months ended March 31, 2011 based on an estimated effective income tax rate of approximately 40%, which was partially offset by discrete adjustments resulting in an effective tax rate of approximately 38%.

We file consolidated tax returns with TSG Holdings Corp. (“Holdings”), our parent company, for Federal and certain state jurisdictions. As of March 31, 2012, we generated a $0.2 million income tax benefit as the result of current net operating losses (NOLs). Due to operating loss carryforwards generated by us and Holdings, we will not realize a current benefit from our NOLs. Therefore, the current benefit has been reclassified as a non-current deferred tax asset and is netted against non-current deferred tax liabilities on the consolidated balance sheet, as it will be available to reduce taxable income in future periods.

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

The estimated fair value of our publicly traded debt, based on level 2 inputs, was approximately $112.6 million and $121.4 million as of March 31, 2012 and December 31, 2011, respectively.

8.	Related Party Transactions

Under the terms of a management agreement with our principal equity sponsors, we paid an annual management fee equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out-of-pocket expenses. We expensed $0.5 million in such fees for the three month period ended March 31, 2011. On April 15, 2011, the management agreement was terminated, and there were no amounts expensed in connection with the management agreement subsequent to the three month period ended March 31, 2011.

9.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.	Restructuring and Other Exit Costs

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our United Litho, Inc. (“ULI”) facility in Ashburn, Virginia ceased operation on July 1, 2011, and we have consolidated the printing of specialty magazines at Dartmouth Printing Company (“DPC”) in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the consolidation. Approximately 20 employees in the Customer Service and Sales areas were retained by DPC. On November 23, 2011, we completed the sale of the Ashburn, Virginia facility for $4.2 million. After deducting related closing costs, our net proceeds from the sale of the facility were $3.9 million.

In connection with this consolidation, we recorded $0.4 million of restructuring charges during the three months ended March 31, 2011, including $0.3 million of charges related to severance and other personnel costs and $0.1 million of other exit costs. Restructuring charges recorded during the three months ended March 31, 2012 were minimal. We had a negligible liability related to this restructuring outstanding as of March 31, 2012.

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during the third quarter of 2011. These costs related primarily to guaranteed severance payments and employee health benefits. There were no restructuring costs recorded during the three months ended March 31, 2012, and we do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.2 million related to this restructuring outstanding as of March 31, 2012.

Index

The table below shows our restructuring activity and our restructuring accrual balance as of March 31, 2012 (in thousands):

	ULI/DPC consolidation	Workforce reduction	Total
Restructuring accrual at December 31, 2011	$168	$282	$450
Restructuring costs expensed	5	-	5
Restructuring costs paid	(155)	(65)	(220)
Restructuring accrual at March 31, 2012	$18	$217	$235

We recorded a non-cash charge of $0.7 million during the three months ended March 31, 2011 associated with the accelerated amortization of the ULI trade name based on updated estimates of useful life. We also recorded a non-cash charge of approximately $1.3 million during the three months ended March 31, 2011 associated with the accelerated depreciation of ULI’s equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell. There were no such non-cash charges in connection with the shutdown of ULI recorded during the three months ended March 31, 2012 and no additional non-cash charges will be recorded in the future.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements.”  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

•	our liquidity and capital resources, including our expected level of capital expenditures and our ability to refinance our debt;

•	competitive pressures and trends in the printing industry;

•	prevailing interest rates;

•	legal proceedings and regulatory matters;

•	general economic conditions;

•	the liquidity and capital resources of our customers and potential customers;

•	predictions of net sales, expenses or other financial items;

•	future operations, financial condition and prospects; and

•	our plans, objectives, strategies and expectations for the future.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements, may cause us to modify our plans or objectives, may affect our ability to pay timely amounts due under our outstanding notes and/or may affect the value of our outstanding notes. New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Given these risks and uncertainties, actual future results may be materially different from what we plan or expect. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We will not update these forward-looking statements even if our situation changes in the future.

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

Restructuring costs and facility shutdown

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our United Litho, Inc. (“ULI”) facility in Ashburn, Virginia ceased operation on July 1, 2011, and we have consolidated the printing of specialty magazines at Dartmouth Printing Company (“DPC”) in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the closure. Approximately 20 employees in the Customer Service and Sales areas were retained by DPC. On November 23, 2011, we completed the sale of the Ashburn, Virginia facility for $4.2 million. After deducting related closing costs, our net proceeds from the sale of the facility were $3.9 million.

In connection with this consolidation, we recorded $0.4 million of restructuring charges during the three months ended March 31, 2011, including $0.3 million of charges related to severance and other personnel costs and $0.1 million of other exit costs. Restructuring charges recorded during the three months ended March 31, 2012 were minimal. We had a negligible liability related to this restructuring outstanding as of March 31, 2012.

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during the third quarter of 2011. These costs related primarily to guaranteed severance payments and employee health benefits. There were no restructuring costs recorded during the three months ended March 31, 2012, and we do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.2 million related to this restructuring outstanding as of March 31, 2012.

The table below shows our restructuring activity and our restructuring accrual balance as of March 31, 2012 (in thousands):

	ULI/DPC consolidation	Workforce reduction	Total
Restructuring accrual at December 31, 2011	$168	$282	$450
Restructuring costs expensed	5	-	5
Restructuring costs paid	(155)	(65)	(220)
Restructuring accrual at March 31, 2012	$18	$217	$235

We recorded a non-cash charge of $0.7 million during the three months ended March 31, 2011 associated with the accelerated amortization of the ULI trade name based on updated estimates of useful life. We also recorded a non-cash charge of approximately $1.3 million during the three months ended March 31, 2011 associated with the accelerated depreciation of ULI’s equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell. There were no such non-cash charges in connection with the shutdown of ULI recorded during the three months ended March 31, 2012 and no additional non-cash charges will be recorded in the future.

Index

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self-insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

Results of Operations

Our business includes three reportable segments comprised of “Publications,” “Specialty Catalogs” and “Books.” The Publications segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing and Dartmouth Journal Services. On July 1, 2011, we ceased operations at United Litho, which was part of our Publications segment, and consolidated the printing of specialty magazines at Dartmouth Printing. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. This table should be read in conjunction with the commentary that follows it.

Index

					Percent of revenue
	Three months ended March 31,		Increase (decrease)		Three months ended March 31,
(in thousands)	2012	2011	Dollars	Percentage	2012	2011

Net sales
Publications	$37,462	$36,198	$1,264	3.5%	53.5%	53.1%
Specialty catalogs	18,455	18,276	179	1.0%	26.4%	26.8%
Books	14,035	13,793	242	1.8%	20.1%	20.2%
Intersegment sales elimination	(10)	(78)	68	nm	-	(0.1%)
Total net sales	69,942	68,189	1,753	2.6%	100.0%	100.0%

Cost of sales	56,257	56,603	(346)	(0.6%)	80.4%	83.0%

Gross profit	13,685	11,586	2,099	18.1%	19.6%	17.0%

Selling and administrative expenses	8,503	9,956	(1,453)	(14.6%)	12.2%	14.6%
Loss on disposition of fixed assets	4	24	(20)	(83.3%)	-	-
Restructuring costs	5	377	(372)	(98.7%)	-	0.6%
Amortization of intangibles	421	1,121	(700)	(62.4%)	0.6%	1.6%
Total operating expenses	8,933	11,478	(2,545)	(22.2%)	12.8%	16.8%

Operating income
Publications	4,619	492	4,127	nm	12.3%	1.4%
Specialty catalogs	(7)	(221)	214	nm	-	(1.2%)
Books	556	691	(135)	(19.5%)	4.0%	5.0%
Corporate expenses	(416)	(854)	438	51.3%	nm	nm
Total operating income	4,752	108	4,644	nm	6.8%	0.2%

Other (income) expense
Interest expense	5,507	3,930	1,577	40.1%	7.9%	5.8%
Interest income	(5)	(1)	(4)	nm	-	-
Gain on repurchase of notes payable	(418)	-	(418)	nm	(0.6%)	-
Other, net	(3)	(10)	7	(70.0%)	-	-
Total other expense	5,081	3,919	1,162	29.7%	7.3%	5.8%

Loss before income taxes	(329)	(3,811)	3,482	nm	(0.5%)	(5.6%)

Income tax benefit	(163)	(1,448)	1,285	nm	(0.2%)	(2.1%)

Net loss	$(166)	$(2,363)	$2,197	nm	(0.3%)	(3.5%)

nm - not meaningful

Commentary:

Our sales for the first quarter of 2012 increased $1.8 million or 2.6% versus the first quarter of 2011with the majority of the increase attributable to increased volume from new and existing customers. Net sales for the Publications segment increased $1.3 million or 3.5% in the first quarter of 2012 compared to the same period a year ago due primarily to work from new and existing journal customers partially offset by sales declines in magazines. Net sales for the Specialty Catalogs segment increased $0.2 million or 1.0% in the first quarter of 2012 compared with the same period a year ago with the majority of the increase due to increases in paper pass through costs. Net sales for the Books segment increased $0.2 million or 1.8% in the first quarter of 2012 compared with the same period a year ago as publishers began to replenish inventories depleted during 2011.

Gross profit for the first quarter of 2012 increased by $2.1 million or 18.1% compared to the first quarter of 2011. Gross margin of 19.6% of net sales for the first quarter of 2012 reflected a 2.6 margin point increase versus the first quarter of 2011. The increases in our gross profit and margin were due principally to an increase in sales coupled with the absence in the first quarter of 2012 of the acceleration of depreciation expense in connection with the shutdown of ULI that was recorded in the first quarter of 2011. Additionally, lower people-related costs, including healthcare claims, as well as lower operating lease costs were partially offset by lower recycling revenue.

Index

Selling and administrative expenses decreased $1.5 million or 14.6% in the first quarter of 2012 as compared to the first quarter of 2011. The decrease was due primarily to lower people-related costs, including health care claims, lower costs related to travel, professional fees and bad debt expense as well as the absence in the first quarter of 2012 of the fee paid to our principal equity sponsors pursuant to an agreement that was terminated subsequent to the first quarter of 2011.

Restructuring costs were $0.4 million lower in the first quarter of 2012 as compared to the same period last year. The costs recorded during the first quarter of 2011 were related to the shutdown of ULI which was effectively completed by the end of 2011.

Amortization expense was $0.7 million lower in the first quarter of 2012 as compared to the same period last year due to the absence in 2012 of the accelerated amortization of the ULI trade name recorded in the first quarter of 2011 in connection with the shutdown of ULI.

Operating income of $4.8 million for the first quarter of 2012 represented an increase of $4.7 million as compared to the first quarter of 2011. The increase in operating income was due primarily to the impact of higher sales and lower people-related costs, including healthcare claims, coupled with the absence in the first quarter of 2012 of accelerated depreciation and amortization expense and restructuring costs recorded in connection with the shutdown of ULI as well as the absence of the fee paid to our principal equity sponsors. Publications operating income increased by $4.1 million in the first quarter of 2012 compared to the first quarter of 2011 due principally to the impact of higher sales and the absence in the first quarter of 2012 of accelerated depreciation and amortization expense and restructuring costs recorded in connection with the shutdown of ULI incurred during the first quarter of 2011. Publications operating income also benefitted from reductions in operating lease costs, bad debt expense and people-related costs, including healthcare claims partially offset by lower recycling revenue. Specialty Catalogs had a negligible operating loss in the first quarter of 2012 as compared to an operating loss of $0.2 million in the first quarter of 2011, an improvement of $0.2 million. This improvement was primarily due to lower healthcare claims. Operating income for the Books segment was virtually unchanged in the first quarter of 2012 as compared with the same period last year as slightly higher sales were more than offset by increases in people-related costs, including healthcare claims, and lower recycling revenue. A decrease in corporate expenses increased operating income by $0.4 million in the first quarter of 2012 as compared with the same period last year due primarily to the absence in the first quarter of 2012 of the fee paid to our principal equity sponsors pursuant to an agreement that was terminated subsequent to the first quarter of 2011.

Interest expense of $5.5 million in the first quarter of 2012 represented a $1.6 million increase as compared to the first quarter of 2011 due to our refinancing in April 2011, whereby we replaced our 2003 and 2004 Notes (with an interest rate of 10.25%) with our 2011 Notes (with an interest rate of 12.5%). Additionally, the amortization of the deferred financing costs paid and the original issue discount (both in connection with the 2011 Notes) resulted in higher interest charges in the first quarter of 2012 as compared to the same period last year.

During the first quarter of 2012, we repurchased in the open market 2011 Notes with a face value of $5.9 million for $5.3 million, which included $0.2 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.4 million. As a result of the repurchases, we recognized a net gain of $0.4 million.

The loss before income taxes of $0.3 million for the first quarter of 2012 represented a $3.5 million improvement as compared to the $3.8 million loss before income taxes for the same period last year. The improvement was due primarily to the higher sales and lower costs mentioned previously.

We recorded income tax benefit during the three months ended March 31, 2012 based on an estimated effective income tax rate for the year ended December 31, 2012 of approximately 56%, which was partially offset by discrete adjustments resulting in an effective tax rate of approximately 50%. The impact of the permanent differences (primarily tax deductible goodwill) in relation to our projected pre-tax loss for 2012 increased the forecasted effective tax rate. We recorded income tax benefit during the three months ended March 31, 2011 based on an estimated effective income tax rate of approximately 40%, which was partially offset by discrete adjustments resulting in an effective tax rate of approximately 38%.

Net loss of $0.2 million for the first quarter of 2012 represented a $2.2 million improvement as compared to net loss of $2.4 million for the first quarter of 2011 due to the factors mentioned previously.

Liquidity and Capital Resources

As further described below under “Indebtedness,” on April 15, 2011, we completed the 2011 Notes offering and entered into an agreement to amend and restate our working capital facility. Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our existing 2003 Notes and 2004 Notes (due in 2011) and to pay related fees and expenses.

Index

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to pay interest on our debt, finance capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2012 will total about $8.5 million. The actual amount of our 2012 capital expenditures may vary materially depending on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2012, the performance of our business and economic and market conditions. We may from time to time seek to purchase or retire our 2011 Notes through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to Holdings in accordance with the limitations outlined in the indenture governing our 2011 Notes and our working capital facility.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our liquidity needs for at least the next twelve months, but external sources would be necessary to repay at maturity or refinance our 2011 Notes (due April 2014).

We had cash of $0.7 million as of March 31, 2012 compared to $0.5 million as of December 31, 2011. During the first three months of 2012, we utilized cash on hand to fund operations, make investments in new plant and equipment and repurchase some of our 2011 Notes.

Operating Activities

Net cash provided by operating activities was $11.5 million for the first three months of 2012 compared to cash used in operating activities of $0.6 million for the first three months of 2011. This $12.1 million improvement was primarily due to an increase in net income of $2.2 million which was partially offset by a decrease in net non-cash expenses of $1.7 million coupled with favorable changes in working capital and other assets and liabilities that totaled $11.6 million. The major balance sheet changes included:

•	a favorable change of $9.1 million from accrued expenses due primarily to the timing and amount of payments for interest on the 2011 Notes as compared to the 2003 and 2004 Notes;

•	a favorable change of $1.1 million from the amount due to parent, net which represents a tax asset as the result of net operating losses generated by us which was used to offset tax liabilities;

•	a favorable change of $0.8 million from accounts receivable due primarily to improved collections in the first quarter of 2012 as compared to the first quarter of 2011;

•
a favorable change of $0.4 million from other current assets primarily as the result of the return of a deposit from an insurance provider in the first quarter of 2012 partially offset by the timing of the receipt of supplier rebates.

Investing Activities

Net cash used in investing activities was $2.5 million for the first three months of 2012 compared to $7.8 million for the first three months of 2011. This $5.3 million decrease in cash used was primarily the result of lower capital spending in the first quarter of 2012 as compared to the same period last year.  The first quarter of 2011 included capital spending in connection with the expansion of Dartmouth Printing Company as part of the United Litho consolidation plan.

Financing Activities

Net cash used in financing activities was $8.9 million for the first three months of 2012 and consisted of $5.1 million used to repurchase 2011 Notes and $3.8 million to repay borrowings under our working capital facility. There was no financing activity in the first three months of 2011.

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

The Indenture requires that we maintain certain minimum Consolidated EBITDA levels (as discussed further below) for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for each fiscal year. In addition, the Indenture contains covenants that, subject to a number of important exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to, among other things: pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness; make certain investments; create liens; agree to restrictions on the payment of dividends; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries; enter into transactions with our affiliates; designate our subsidiaries as unrestricted subsidiaries; use the proceeds of permitted sales of our assets; and change business lines. If an event of default, as specified in the Indenture, shall occur and be continuing, either the trustee or the holders of a specified percentage of the 2011 Notes may accelerate the maturity of all the 2011 Notes.

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

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under the working capital facility were used to repurchase all of our existing 2003 Notes and 2004 Notes (due in 2011) and to pay related fees and expenses.  We have significant interest payments due on the 2011 Notes as well as interest payments due on borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2011 Notes are expected to be in excess of $16.5 million on an annual basis.

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

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items. Failure to satisfy the minimum Consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended March 31, 2012, our Consolidated EBITDA was $36.2 million.

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

The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the three month periods ended March 31, 2012 and 2011 (in thousands). The Consolidated EBITDA covenants under each of the Indenture and the working capital facility agreement are based upon a rolling twelve months. Therefore, Consolidated EBITDA for the twelve months ended March 31, 2012 includes the amounts presented in the following table as well as the amounts from the second, third and fourth quarters of 2011.

	Three Months Ended March 31,
	2012	2011

Net cash provided by (used in) operating activities	$11,536	$(613)

Accounts receivable	1,420	2,248
Inventories	274	128
Other current assets	(1,321)	(959)
Refundable income taxes	(109)	-
Other assets	(14)	(369)
Accounts payable	254	496
Accrued expenses	(7,044)	2,015
Due to parent, net	-	1,064
Other liabilities	48	502
Provision for doubtful accounts	20	(184)
Deferred income tax benefit	231	399
Provision for inventory realizability	(47)	(26)
Loss on disposition of fixed assets, net	(4)	(24)
Income tax benefit	(163)	(1,448)
Cash interest expense	4,273	3,702
Management fees	-	491
Non cash adjustments:
Increase in market value of investments	(4)	(3)
Loss on disposition of fixed assets	3	31
Interest income	(5)	-
Restructuring costs	5	377
Non capitalizable debt costs	-	101

Consolidated EBITDA	$9,353	$7,928

Index

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable obligations as of March 31, 2012. The information presented in the table below reflects management’s estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations:

	Remaining Payments Due by Period
			2013 to	2015 to	2017 and
	Total	2012	2014	2016	beyond
(in thousands)

Long term debt, including interest (1)	$173,313	$16,506	$156,807	$-	$-
Operating leases	4,841	1,400	2,420	1,021	-
Purchase obligations (2)	8,784	6,108	2,671	5	-
Other long-term obligations (3)	126	113	13	-	-

Total (4)	$187,064	$24,127	$161,911	$1,026	$-
__________________________________
(1)	Includes the $132.0 million aggregate principal amount due on the 2011 Notes plus interest at 12.5% payable semi-annually through April 15, 2014.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At March 31, 2012, we have recognized $1.7 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At March 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendment should be applied retrospectively. We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative tests become optional. The guidance is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011, and earlier adoption is permitted. The adoption of this guidance did not have an impact on our financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not have any elements of other comprehensive income; therefore, the adoption of this guidance did not have an impact on our financial statements.

Index

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for us beginning in the first quarter of 2012. The adoption of this guidance did not have an impact on our financial statements, other than additional disclosures.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three months ended March 31, 2012 and 2011 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We are exposed to changes in interest rates because our working capital facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first quarter of 2012, we had borrowings under our working capital facility, and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the three months ended March 31, 2012. We do not currently utilize derivative financial instruments to hedge changes in interest rates. All of our other debt carries fixed interest rates.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

		By:	/s/ Robert M. Jakobe
Robert M. Jakobe
Executive Vice President and Chief Financial Officer

Date:	May 11, 2012