Form 10-Q
period 2012-06-30
SHERIDAN GROUP INC
filed 2012-08-09
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

There was 1 share of Common Stock outstanding as of August 9, 2012.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended June 30, 2012

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$493,609	$475,324
Accounts receivable, net of allowance for doubtful accounts of $918,564 and $1,173,194, respectively	22,835,146	25,504,733
Inventories, net	16,167,072	15,343,487
Other current assets	4,260,723	5,826,708
Refundable income taxes	22,106	109,387
Total current assets	43,778,656	47,259,639

Property, plant and equipment, net	95,388,304	98,835,957
Intangibles, net	28,007,779	28,850,705
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	3,371,226	4,818,024
Other assets	1,050,690	1,090,681
Total assets	$205,575,296	$214,833,647

LIABILITIES

Current liabilities:
Accounts payable	$13,274,275	$14,842,454
Accrued expenses	14,868,732	13,019,152
Total current liabilities	28,143,007	27,861,606

Notes payable and working capital facility	127,093,709	135,864,880
Deferred income taxes and other liabilities	21,344,891	21,937,844
Total liabilities	176,581,607	185,664,330

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	42,111,947	42,106,557
Accumulated deficit	(13,118,258)	(12,937,240)
Total stockholder's equity	28,993,689	29,169,317
Total liabilities and stockholder's equity	$205,575,296	$214,833,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 and 2011
  (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$65,009,967	$64,999,976	$134,952,225	$133,188,966

Cost of sales	51,646,706	53,703,042	107,903,404	110,306,094

Gross profit	13,363,261	11,296,934	27,048,821	22,882,872

Selling and administrative expenses	8,234,292	8,911,517	16,737,126	18,867,119
(Gain) loss on disposition of fixed assets	(81,865)	(6,738)	(77,789)	17,253
Restructuring costs	(1,819)	458,627	2,945	835,856
Amortization of intangibles	421,463	1,354,013	842,926	2,474,889

Total operating expenses	8,572,071	10,717,419	17,505,208	22,195,117

Operating income	4,791,190	579,515	9,543,613	687,755

Other (income) expense:
Interest expense	5,332,736	5,707,688	10,839,206	9,637,307
Interest income	(341)	(541)	(5,233)	(1,431)
(Gain) loss on repurchase of notes payable	(337,332)	1,167,225	(755,282)	1,167,225
Other, net	48,597	(7,076)	46,162	(16,992)

Total other expense	5,043,660	6,867,296	10,124,853	10,786,109

Loss before income taxes	(252,470)	(6,287,781)	(581,240)	(10,098,354)

Income tax benefit	(237,132)	(2,403,298)	(400,222)	(3,851,175)

Net loss	$(15,338)	$(3,884,483)	$(181,018)	$(6,247,179)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2012	2011
Cash flows provided by operating activities:
Net loss	$(181,018)	$(6,247,179)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	8,368,652	10,789,941
Amortization of intangible assets	842,926	2,474,889
Provision for doubtful accounts	(15,021)	290,654
Provision for inventory realizability	77,753	34,953
Stock-based compensation	5,390	14,969
Amortization of deferred financing costs and original issue discount, included in interest expense	2,437,210	1,343,430
Deferred income tax benefit	(475,658)	(3,375,938)
Non-cash portion of net (gain) loss on repurchase of notes payable	(755,282)	236,789
(Gain) loss on disposition of fixed assets	(77,789)	17,253
Changes in operating assets and liabilities
Accounts receivable	2,684,608	(1,127,910)
Inventories	(901,338)	(685,211)
Other current assets	1,478,923	1,760,650
Refundable income taxes	87,281	-
Other assets	39,991	468,906
Accounts payable	(2,157,108)	(1,311,561)
Accrued expenses	1,849,580	398,323
Due to parent, net	-	(534,440)
Other liabilities	(30,233)	(482,467)
Net cash provided by operating activities	13,278,867	4,066,051

Cash flows used in investing activities:
Purchases of property, plant and equipment	(4,227,161)	(9,525,104)
Interest capitalized in connection with purchases of property, plant and equipment	(108,000)	-
Proceeds from sale of fixed assets, net of disposal costs	80,880	24,991
Net cash used in investing activities	(4,254,281)	(9,500,113)

Cash flows used in financing activities:
Borrowing of working capital facility	52,753,285	20,904,113
Repayment of working capital facility	(54,300,000)	(19,500,000)
Repurchase of notes payable	(7,444,586)	(142,900,000)
Proceeds from issuance of notes payable	-	141,000,000
Payment of deferred financing costs in connection with notes payable and working capital facility	(15,000)	(7,077,305)
Net cash used in financing activities	(9,006,301)	(7,573,192)

Net increase (decrease) in cash and cash equivalents	18,285	(13,007,254)

Cash and cash equivalents at beginning of period	475,324	13,717,082

Cash and cash equivalents at end of period	$493,609	$709,828

Non-cash investing and financing activities
Asset additions in accounts payable	$1,169,772	$595,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of June 30, 2012, our results of operations for the three and six month periods ended June 30, 2012 and 2011 and our cash flows for the six month periods ended June 30, 2012 and 2011. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Index

2.	Inventory

Components of net inventories at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Work-in-process	$5,832,523	$6,160,151
Raw materials (principally paper)	10,611,691	9,460,478
	16,444,214	15,620,629
Excess of current costs over LIFO inventory value	(277,142)	(277,142)
Net inventory	$16,167,072	$15,343,487

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

During the second quarter of 2012, we repurchased in the open market 2011 Notes with a face value of $2.9 million for $2.5 million, which included $0.1 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.2 million. As a result of the repurchases, we recognized a net gain of $0.3 million.

The carrying value of the 2011 Notes was $124.1 million as of June 30, 2012.

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

We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing and approximately $0.4 million of professional fees, which were capitalized as deferred financing costs and will be amortized to interest expense on a straight-line basis over the term of the working capital facility. As of June 30, 2012, we had $3.0 million outstanding under the working capital facility, $1.3 million in letters of credit outstanding and unused amounts available of $10.7 million.

Index

On June 6, 2012, we entered into an agreement to extend the scheduled maturity date of the working capital facility to October 15, 2013. We capitalized a negligible amount of fees in connection with the extension of the working capital facility.

The Indenture and the working capital facility require us to maintain certain minimum Consolidated EBITDA (as defined in the underlying agreements) levels for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for each fiscal year. In addition, the Indenture and the working capital facility contain affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the holders and lenders. We have complied with all of the restrictive covenants as of June 30, 2012.

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

4.	Accrued Expenses

Accrued expenses as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Payroll and related expenses	$4,617,456	$3,076,803
Accrued interest	3,389,649	3,611,240
Customer prepayments	3,677,889	3,181,217
Self-insured health and workers' compensation accrual	1,303,907	1,406,556
Other	1,879,831	1,743,336
	$14,868,732	$13,019,152

5.	Business Segments

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

We had no customer that accounted for 10.0% or more of our net sales for the three and six month periods ended June 30, 2012 and 2011.

Index

The following table provides segment information as of June 30, 2012 and 2011 and for the three and six month periods then ended:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(in thousands)

Net sales
Publications	$37,312	$36,868	$74,774	$73,066
Specialty catalogs	15,135	14,076	33,590	32,352
Books	12,593	14,073	26,628	27,866
Intersegment sales elimination	(30)	(17)	(40)	(95)
Consolidated total	$65,010	$65,000	$134,952	$133,189

Operating income
Publications	$5,314	$1,074	$9,933	$1,566
Specialty catalogs	(415)	(1,111)	(422)	(1,332)
Books	181	963	737	1,654
Corporate expenses	(289)	(346)	(704)	(1,200)
Consolidated total	$4,791	$580	$9,544	$688

	June 30,	December 31,
	2012	2011
Assets
Publications	$120,299	$124,886
Specialty catalogs	43,915	47,119
Books	39,376	39,429
Corporate	1,985	3,400
Consolidated total	$205,575	$214,834

A reconciliation of total segment operating income to consolidated loss before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011

Total operating income (as shown above)	$4,791	$580	$9,544	$688

Interest expense	(5,333)	(5,708)	(10,839)	(9,637)
Interest income	-	-	5	1
Gain (loss) on repurchase of notes payable	337	(1,167)	755	(1,167)
Other, net	(48)	7	(46)	17

Loss before income taxes	$(253)	$(6,288)	$(581)	$(10,098)

6.	Income Taxes

During the six months ended June 30, 2012, the effective income tax rate was 69% as compared to 38% for the same period in 2011.  The increase in the effective income tax rate was primarily due to the significant decrease in the projected pre-tax loss for 2012 compared to 2011, while permanent differences are anticipated to remain constant year over year.

We file consolidated tax returns with TSG Holdings Corp. (“Holdings”), our parent company, for Federal and certain state jurisdictions. During the six months ended June 30, 2012, we generated a $0.4 million income tax benefit as the result of current net operating losses (NOLs). Due to operating loss carryforwards generated by us and Holdings, we will not realize a current benefit from our NOLs. Therefore, the current benefit has been reclassified as a non-current deferred tax asset and is netted against non-current deferred tax liabilities on the consolidated balance sheet, as it will be available to reduce taxable income in future periods.

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

The estimated fair value of our publicly traded debt, based on level 2 inputs, was approximately $105.9 million and $121.4 million as of June 30, 2012 and December 31, 2011, respectively.

8.	Related Party Transactions

Under the terms of a management agreement with our principal equity sponsors, we paid an annual management fee equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out-of-pocket expenses. On April 15, 2011, the management agreement was terminated, and there were no amounts expensed in connection with the management agreement subsequent to the first quarter of 2011. We expensed $0.5 million in such fees for the six month period ended June 30, 2011.

9.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10.	Restructuring and Other Exit Costs

DPC/ULI Consolidation

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

Restructuring charges in connection with the DPC/ULI consolidation recorded during the three and six months ended June 30, 2012 were minimal. We recorded $0.4 million and $0.8 million of restructuring charges during the three and six months ended June 30, 2011, respectively. Charges related to severance and other personnel costs totaled $0.3 million and $0.6 million and charges for other exit costs totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively. We estimate that approximately $0.2 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2012, primarily related to severance and other exit costs. We had a negligible liability related to this restructuring outstanding as of June 30, 2012.

Workforce Reduction

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during the third quarter of 2011. These costs related primarily to guaranteed severance payments and employee health benefits. There were no restructuring costs recorded during the three and six months ended June 30, 2012, and we do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.2 million related to this restructuring outstanding as of June 30, 2012.

Index

The table below shows our restructuring activity and our restructuring accrual balance as of June 30, 2012 (in thousands):

	DPC/ULI	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2011	$168	$282	$450
Restructuring costs expensed	3	-	3
Restructuring costs paid	(151)	(129)	(280)
Restructuring accrual at June 30, 2012	$20	$153	$173

We recorded non-cash charges of $0.9 million and $1.6 million during the three and six months ended June 30, 2011, respectively, associated with the accelerated amortization of the United Litho trade name based on updated estimates of useful life. We also recorded non-cash charges of approximately $0.7 million and $2.0 million during the three and six months ended June 30, 2011 associated with the accelerated depreciation of ULI’s equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell. There were no such non-cash charges in connection with the shutdown of ULI recorded during the three and six months ended June 30, 2012.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements.”  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would” or words or phrases of similar meaning. They may relate to, among other things:

●	our liquidity and capital resources, including our expected level of capital expenditures and our ability to refinance our debt;

●	competitive pressures and trends in the printing industry;

●	prevailing interest rates;

●	legal proceedings and regulatory matters;

●	general economic conditions;

●	the liquidity and capital resources of our customers and potential customers;

●	predictions of net sales, expenses or other financial items;

●	future operations, financial condition and prospects; and

●	our plans, objectives, strategies and expectations for the future.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements, may cause us to modify our plans or objectives, may affect our ability to pay timely amounts due under our outstanding notes and/or may affect the value of our outstanding notes. New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Given these risks and uncertainties, actual future results may be materially different from what we plan or expect. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to review or update these forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

2011 Notes and Amended and Restated Working Capital Facility

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the “2011 Notes”).  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. On the same date, we entered into an amended and restated working capital facility, which now has a scheduled maturity of October 15, 2013. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test.

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility were used to repurchase all of our existing 2003 Notes and 2004 Notes (due in 2011) and to pay related fees and expenses.

Restructuring costs and facility shutdown

DPC/ULI Consolidation

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

Restructuring charges in connection with the DPC/ULI consolidation recorded during the three and six months ended June 30, 2012 were minimal. We recorded $0.4 million and $0.8 million of restructuring charges during the three and six months ended June 30, 2011, respectively. Charges related to severance and other personnel costs totaled $0.3 million and $0.6 million and charges for other exit costs totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively. We estimate that approximately $0.2 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2012, primarily related to severance and other exit costs. We had a negligible liability related to this restructuring outstanding as of June 30, 2012.

Workforce Reduction

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during the third quarter of 2011. These costs related primarily to guaranteed severance payments and employee health benefits. There were no restructuring costs recorded during the three and six months ended June 30, 2012, and we do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.2 million related to this restructuring outstanding as of June 30, 2012.

The table below shows our restructuring activity and our restructuring accrual balance as of June 30, 2012 (in thousands):

	DPC/ULI	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2011	$168	$282	$450
Restructuring costs expensed	3	-	3
Restructuring costs paid	(151)	(129)	(280)
Restructuring accrual at June 30, 2012	$20	$153	$173

We recorded non-cash charges of $0.9 million and $1.6 million during the three and six months ended June 30, 2011, respectively, associated with the accelerated amortization of the United Litho trade name based on updated estimates of useful life.

We also recorded non-cash charges of approximately $0.7 million and $2.0 million during the three and six months ended June 30, 2011 associated with the accelerated depreciation of ULI’s equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell.

Index

There were no such non-cash charges in connection with the shutdown of ULI recorded during the three and six months ended June 30, 2012 and no additional non-cash charges will be recorded in the future.

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

Index

Three months ended June 30, 2012 and June 30, 2011

					Percent of revenue
	Three months ended June 30,		Increase (decrease)		Three months ended June 30,
(in thousands)	2012	2011	Dollars	Percentage	2012	2011

Net sales
Publications	$37,312	$36,868	$444	1.2%	57.4%	56.7%
Specialty catalogs	15,135	14,076	1,059	7.5%	23.3%	21.6%
Books	12,593	14,073	(1,480)	(10.5%)	19.3%	21.7%
Intersegment sales elimination	(30)	(17)	(13)	nm	-	-
Total net sales	$65,010	$65,000	$10	0.0%	100.0%	100.0%

Cost of sales	51,647	53,703	(2,056)	(3.8%)	79.4%	82.6%

Gross profit	$13,363	$11,297	$2,066	18.3%	20.6%	17.4%

Selling and administrative expenses	$8,234	$8,911	$(677)	(7.6%)	12.7%	13.7%
Gain on sale of fixed assets	(82)	(7)	(75)	nm	(0.1%)	-
Restructuring costs	(2)	459	(461)	nm	-	0.7%
Amortization of intangibles	422	1,354	(932)	(68.8%)	0.6%	2.1%
Total operating expenses	$8,572	$10,717	$(2,145)	(20.0%)	13.2%	16.5%

Operating income
Publications	$5,314	$1,074	$4,240	nm	14.2%	2.9%
Specialty catalogs	(415)	(1,111)	696	62.6%	(2.7%)	(7.9%)
Books	181	963	(782)	(81.2%)	1.4%	6.8%
Corporate expenses	(289)	(346)	57	16.5%	nm	nm
Total operating income	$4,791	$580	$4,211	nm	7.4%	0.9%

Other (income) expense
Interest expense	$5,333	$5,708	$(375)	(6.6%)	8.2%	8.8%
Interest income	-	-	-	nm	-	-
(Gain) loss on repurchase of notes payable	(337)	1,167	(1,504)	nm	(0.5%)	1.8%
Other, net	48	(7)	55	nm	0.1%	-
Total other expense	$5,044	$6,868	$(1,824)	(26.6%)	7.8%	10.6%

Loss before income taxes	(253)	(6,288)	6,035	96.0%	(0.4%)	(9.7%)

Income tax benefit	(237)	(2,403)	2,166	90.1%	(0.4%)	(3.7%)

Net loss	$(16)	$(3,885)	$3,869	99.6%	-	(6.0%)

nm - not meaningful

Commentary:

Net sales for the second quarter of 2012 were virtually unchanged versus the second quarter of 2011 as incremental sales from new and existing customers were offset by lower paper pass through costs. Net sales for the Publications segment increased $0.4 million or 1.2% in the second quarter of 2012 compared to the same period a year ago due primarily to work from new and existing journal customers partially offset by sales declines in magazines and lower paper pass through costs. Net sales for the Specialty Catalogs segment increased $1.1 million or 7.5% in the second quarter of 2012 compared with the same period a year ago due primarily to work from new and existing customers coupled with increases in paper and freight pass through costs. Net sales for the Books segment decreased $1.5 million or 10.5% in the second quarter of 2012 compared with the same period a year ago due primarily to reductions in run lengths and color work. Lower paper pass through costs also contributed to the year to year decline in Books sales.

Gross profit for the second quarter of 2012 increased by $2.1 million or 18.3% compared to the second quarter of 2011 with over three-quarters of the improvement attributable to the improved results of the consolidated DPC/ULI business. Gross margin of 20.6% of net sales for the second quarter of 2012 reflected a 3.2 margin point increase versus the second quarter of 2011. The increases in our gross profit and margin were due principally to the absence in the second quarter of 2012 of the acceleration of depreciation expense in connection with the shutdown of ULI that was recorded in the second quarter of 2011 coupled with lower people-related costs, including healthcare claims, and lower equipment lease costs which were partially offset by lower recycling revenue.

Selling and administrative expenses decreased $0.7 million or 7.6% in the second quarter of 2012 as compared to the second quarter of 2011. The decrease was due primarily to lower people-related costs, including health care claims, as well as lower costs related to professional fees and bad debt expense.

Index

Restructuring costs were $0.5 million lower in the second quarter of 2012 as compared to the same period last year. The costs recorded during the second quarter of 2011 were related to the shutdown of ULI which was effectively completed by the end of 2011.

Amortization expense was $0.9 million lower in the second quarter of 2012 as compared to the same period last year due to the absence in 2012 of the accelerated amortization of the ULI trade name recorded in the second quarter of 2011 in connection with the shutdown of ULI.

Operating income of $4.8 million for the second quarter of 2012 represented an increase of $4.2 million as compared to the second quarter of 2011. Over three-quarters of the improvement in operating income versus a year ago is attributable to the improved results of the consolidated DPC/ULI business unit. More specifically, the increase in operating income was due primarily to lower people-related costs, including healthcare claims, coupled with the absence in the second quarter of 2012 of accelerated depreciation and amortization expense and restructuring costs recorded in connection with the shutdown of ULI, partially offset by lower recycling revenue. Publications operating income increased by $4.2 million in the second quarter of 2012 compared to the second quarter of 2011 due principally to higher sales as well as the absence in the second quarter of 2012 of accelerated depreciation and amortization expense and restructuring costs recorded in connection with the shutdown of ULI incurred during the second quarter of 2011. Publications operating income also benefitted from reductions in people-related and equipment lease costs, partially offset by lower recycling revenue. Specialty Catalogs had an operating loss of $0.4 million in the second quarter of 2012 as compared to an operating loss of $1.1 million in the second quarter of 2011, an improvement of $0.7 million. This improvement was primarily due to increased sales and lower healthcare claims. Operating income for the Books segment decreased by $0.8 million in the second quarter of 2012 as compared to the second quarter of 2011 due primarily to lower sales and lower recycling revenue.

Interest expense of $5.3 million in the second quarter of 2012 represented a $0.4 million decrease as compared to the second quarter of 2011 due primarily to the impact of the mandatory redemption of 2011 Notes with a face value of $3.9 million in the fourth quarter of 2011, using the proceeds from the sale of the ULI facility and repurchasing 2011 Notes with a face value of $17.0 million in the open market in the fourth quarter of 2011 and the first two quarters of 2012.

During the second quarter of 2012, we repurchased in the open market 2011 Notes with a face value of $2.9 million for $2.5 million, which included $0.1 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.2 million. As a result of the repurchases, we recognized a net gain of $0.3 million. This compares favorably to the $1.2 million loss recorded during the second quarter of 2011 in connection with the repurchase of our 2003 and 2004 Notes as the result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs.

The loss before income taxes of $0.3 million for the second quarter of 2012 represented a $6.0 million improvement as compared to the $6.3 million loss before income taxes for the same period last year. The improvement was due primarily to the lower costs mentioned previously.

Our effective income tax rate was approximately 94% for the second quarter of 2012 as compared to 38% for the second quarter of 2011. The increase in the effective income tax rate was primarily due to the significant decrease in the projected pre-tax loss for 2012 compared to 2011, while permanent differences are anticipated to remain constant year over year.

We had a minimal net loss during the second quarter of 2012 as compared to net loss of $3.9 million for the second quarter of 2011. This improvement was due to the factors mentioned previously.

Index

Six months ended June 30, 2012 and June 30, 2011

	Six months ended June 30,		Increase (decrease)		Percent of revenue Six months ended June 30,
(in thousands)	2012	2011	Dollars	Percentage	2012	2011

Net sales
Publications	$74,774	$73,066	$1,708	2.3%	55.4%	54.9%
Specialty catalogs	33,590	32,352	1,238	3.8%	24.9%	24.3%
Books	26,628	27,866	(1,238)	(4.4%)	19.7%	20.9%
Intersegment sales elimination	(40)	(95)	55	nm	-	(0.1%)
Total net sales	$134,952	$133,189	$1,763	1.3%	100.0%	100.0%

Cost of sales	107,903	110,306	(2,403)	(2.2%)	80.0%	82.8%

Gross profit	$27,049	$22,883	$4,166	18.2%	20.0%	17.2%

Selling and administrative expenses	$16,737	$18,867	$(2,130)	(11.3%)	12.4%	14.2%
Loss on sale of fixed assets	(78)	17	(95)	nm	-	-
Restructuring costs	3	836	(833)	(99.6%)	-	0.6%
Amortization of intangibles	843	2,475	(1,632)	(65.9%)	0.6%	1.9%
Total operating expenses	$17,505	$22,195	$(4,690)	(21.1%)	13.0%	16.7%

Operating income
Publications	$9,933	$1,566	$8,367	nm	13.3%	2.1%
Specialty catalogs	(422)	(1,332)	910	68.3%	(1.3%)	(4.1%)
Books	737	1,654	(917)	(55.4%)	2.8%	5.9%
Corporate expenses	(704)	(1,200)	496	41.3%	nm	nm
Total operating income	$9,544	$688	$8,856	nm	7.0%	0.5%

Other (income) expense
Interest expense	$10,839	$9,637	$1,202	12.5%	8.0%	7.2%
Interest income	(5)	(1)	(4)	nm	-	-
(Gain) loss on repurchase of notes payable	(755)	1,167	(1,922)	nm	(0.6%)	0.9%
Other, net	46	(17)	63	nm	-	-
Total other expense	$10,125	$10,786	$(661)	(6.1%)	7.4%	8.1%

Loss before income taxes	(581)	(10,098)	9,517	94.2%	(0.4%)	(7.6%)

Income tax benefit	(400)	(3,851)	3,451	89.6%	(0.3%)	(2.9%)

Net loss	$(181)	$(6,247)	$6,066	97.1%	(0.1%)	(4.7%)

nm - not meaningful

Commentary:

Net sales for the first six months of 2012 increased $1.8 million or 1.3% versus the first six months of 2011. Net sales for the Publications segment increased $1.7 million or 2.3% in the first six months of 2012 compared to the same period a year ago due primarily to work from new and existing journal customers partially offset by sales declines in magazines and lower pass through paper costs. Net sales for the Specialty Catalogs segment increased $1.2 million or 3.8% in the first six months of 2012 compared with the same period a year ago due to work from new and existing customers as well as increases in paper and freight pass through costs. Net sales for the Books segment decreased $1.2 million or 4.4% in the first six months of 2012 compared with the same period a year ago due primarily to reductions in paper pass through costs, run lengths and color work.

Gross profit for the first six months of 2012 increased by $4.2 million or 18.2% compared to the first six months of 2011. Gross margin of 20.0% of net sales for the first six months of 2012 reflected a 2.8 margin point increase versus the first six months of 2011. Approximately three-quarters of the increase in our gross profit was attributable to the improved performance of the consolidated DPC/ULI business unit. More specifically, the increase in gross profit was due principally to an increase in sales coupled with the absence in the first six months of 2012 of the acceleration of depreciation expense in connection with the shutdown of ULI that was recorded in the first six months of 2011. Additionally, lower people-related costs, including healthcare claims, as well as lower equipment lease costs were partially offset by lower recycling revenue and higher material costs.

Index

Selling and administrative expenses decreased $2.1 million or 11.3% in the first six months of 2012 as compared to the first six months of 2011. The decrease was due primarily to lower people-related costs, including health care claims, lower costs related to travel, professional fees and bad debt expense as well as the absence in the first six months of 2012 of the fee paid to our principal equity sponsors pursuant to an agreement that was terminated in the second quarter of 2011.

Restructuring costs were $0.8 million lower in the first six months of 2012 as compared to the same period last year. The costs recorded during the first six months of 2011 were related to the shutdown of ULI which was effectively completed by the end of 2011.

Amortization expense was $1.6 million lower in the first six months of 2012 as compared to the same period last year due to the absence in 2012 of the accelerated amortization of the ULI trade name recorded in the first six months of 2011 in connection with the shutdown of ULI.

Operating income of $9.5 million for the first six months of 2012 represented an increase of $8.8 million as compared to the first six months of 2011. Approximately three-quarters of the increase in operating income was attributable to improved results from the consolidated DPC/ULI business unit. More specifically, the increase in operating income was due primarily to the impact of higher sales and lower people-related costs, including healthcare claims, coupled with the absence in the first six months of 2012 of accelerated depreciation and amortization expense and restructuring costs recorded in connection with the shutdown of ULI as well as the absence of the fee paid to our principal equity sponsors, partially offset by lower recycling revenue and higher material costs. Publications operating income increased by $8.4 million in the first six months of 2012 compared to the first six months of 2011 with approximately three-quarters of the increase attributable to the consolidated DPC/ULI business unit. The increase in Publications operating income was due principally to the impact of higher sales, lower people-related costs, including healthcare claims, and the absence in the first six months of 2012 of accelerated depreciation and amortization expense and restructuring costs recorded in connection with the shutdown of ULI incurred during the first six months of 2011. Publications operating income also benefitted from reductions in equipment lease costs and bad debt expense, partially offset by lower recycling revenue. Specialty Catalogs had an operating loss of $0.4 million in the first six months of 2012 as compared to an operating loss of $1.3 million in the first six months of 2011, an improvement of $0.9 million. This improvement was primarily due to an increase in sales coupled with lower healthcare claims, partially offset by higher material costs. Operating income for the Books segment decreased $0.9 million in the first six months of 2012 as compared with the same period last year due primarily to lower sales and recycling revenue. A decrease in corporate expenses increased operating income by $0.5 million in the first six months of 2012 as compared with the same period last year due primarily to the absence in the first six months of 2012 of the fee paid to our principal equity sponsors pursuant to an agreement that was terminated in the second quarter of 2011.

Interest expense of $10.8 million in the first six months of 2012 represented a $1.2 million increase as compared to the first six months of 2011 due primarily to the increased amortization of deferred financing costs and original issue discount, both in connection with the 2011 Notes issued in April 2011.

During the first six months of 2012, we repurchased in the open market 2011 Notes with a face value of $8.8 million for $7.8 million, which included $0.3 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.6 million. As a result of the repurchases, we recognized a net gain of $0.8 million. This compares favorably to the $1.2 million loss recorded during the first six months of 2011 in connection with the repurchase of our 2003 and 2004 Notes as the result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs.

The loss before income taxes of $0.6 million for the first six months of 2012 represented a $9.5 million improvement as compared to the $10.1 million loss before income taxes for the same period last year. The improvement was due primarily to the higher sales and lower costs mentioned previously.

During the six months ended June 30, 2012, the effective income tax rate was 69% as compared to 38% for the same period in 2011. The increase in the effective income tax rate was primarily due to the significant decrease in the projected pre-tax loss for 2012 compared to 2011, while permanent differences are anticipated to remain constant year over year.

Net loss of $0.2 million for the first six months of 2012 represented a $6.1 million improvement as compared to net loss of $6.3 million for the first six months of 2011 due to the factors mentioned previously.

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to pay interest on our debt, finance capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2012 will total about $6.8 million. The actual amount of our 2012 capital expenditures may vary materially depending on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2012, the performance of our business and economic and market conditions. We may from time to time seek to purchase or retire our 2011 Notes through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to Holdings in accordance with the limitations outlined in the indenture governing our 2011 Notes and our working capital facility.

Index

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our liquidity needs for at least the next twelve months, but external sources would be necessary to repay at maturity or refinance our 2011 Notes (due April 2014).

We had cash of $0.5 million as of June 30, 2012 compared to $0.5 million as of December 31, 2011. During the first six months of 2012, we utilized cash on hand to fund operations, make investments in new plant and equipment, pay interest on our debt and repurchase some of our 2011 Notes.

Operating Activities

Net cash provided by operating activities was $13.3 million for the first six months of 2012 compared to $4.1 million for the first six months of 2011. This $9.2 million improvement was primarily due to a decrease in net loss of $6.1 million which was partially offset by a decrease in net non-cash expenses of $1.5 million coupled with favorable changes in working capital and other assets and liabilities that totaled $4.6 million. The major balance sheet changes included:

•	a favorable change of $3.8 million from accounts receivable due primarily to improved collections in the first six months of 2012 as compared to the first six months of 2011;

•	a favorable change of $1.5 million from accrued expenses due primarily to the timing and amount of payments for payroll and interest on the 2011 Notes as compared to the 2003 and 2004 Notes;

•	an unfavorable change of $0.8 million from accounts payable due primarily to the timing of payments to vendors.

Investing Activities

Net cash used in investing activities was $4.3 million for the first six months of 2012 compared to $9.5 million for the first six months of 2011. This $5.2 million decrease in cash used was primarily the result of lower capital spending in the first six months of 2012 as compared to the same period last year.  The first six months of 2011 included capital spending in connection with the expansion of Dartmouth Printing Company as part of the DPC/ULI consolidation plan.

Financing Activities

Net cash used in financing activities was $9.0 million for the first six months of 2012 as compared to $7.6 million for the first six months of 2011. The primary uses of cash for the first six months of 2012 were $7.4 million to repurchase 2011 Notes and $1.5 million to repay borrowings on our working capital facility. The primary use of cash for the first six months of 2011 was to pay $7.1 million of costs in connection with the offering of the 2011 Notes and the amendment and restatement of our working capital facility. We had net borrowings on our working capital facility of $1.4 million for the first six months of 2011 and used $1.9 million to fund the difference between the proceeds from the 2011 Notes and the amount needed to repay our 2003 and 2004 Notes.

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

Index

On April 15, 2011, we entered into an agreement to amend and restate our working capital facility to, among other things, extend the scheduled maturity to April 15, 2013. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Actual available credit under the working capital facility fluctuates because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time and other limitations. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.  We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing. On June 6, 2012, we entered into an agreement to extend the scheduled maturity date of the working capital facility to October 15, 2013.

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

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under the working capital facility were used to repurchase all of our existing 2003 Notes and 2004 Notes (due in 2011) and to pay related fees and expenses.  We have significant interest payments due on the 2011 Notes as well as interest payments due on borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2011 Notes are expected to be in excess of $16.1 million on an annual basis.

Each of the Indenture and the working capital facility agreement requires that we maintain certain minimum consolidated EBITDA (“Consolidated EBITDA”) amounts for any period of four consecutive quarters, taken as one accounting period, as follows:

Period	Amount
April 15, 2011 to March 31, 2012	$32.0 million
April 1, 2012 to March 31, 2013	$34.0 million
April 1, 2013 and thereafter	$35.0 million

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items. Failure to satisfy the minimum Consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended June 30, 2012, our Consolidated EBITDA was $37.8 million.

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

Index

The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the six month periods ended June 30, 2012 and 2011 (in thousands). The Consolidated EBITDA covenants under each of the Indenture and the working capital facility agreement are based upon a rolling twelve months. Therefore, Consolidated EBITDA for the twelve months ended June 30, 2012 includes the amounts presented in the following table as well as the amounts from the third and fourth quarters of 2011.

	Six Months Ended June 30,
	2012	2011

Net cash provided by operating activities	$13,279	$4,066

Accounts receivable	(2,685)	1,128
Inventories	901	685
Other current assets	(1,479)	(1,761)
Refundable income taxes	(87)	-
Other assets	(40)	(469)
Accounts payable	2,157	1,312
Accrued expenses	(1,849)	(398)
Due to parent, net	-	534
Other liabilities	30	482
Provision for doubtful accounts	15	(291)
Deferred income tax benefit	476	3,376
Provision for inventory realizability	(78)	(35)
Gain (loss) on disposition of fixed assets, net	78	(17)
Income tax provision	(400)	(3,851)
Cash interest expense	8,402	8,294
Management fees	-	491
Non cash adjustments:
Increase in market value of investments	(6)	(5)
Amortization of prepaid lease costs	-	1
Loss on disposition of fixed assets	3	39
Interest income	(5)	(1)
Loss on repurchase of notes payable - cash portion	-	930
Restructuring costs	3	836
Non capitalizable professional fees associated with refinancing debt	-	278

Consolidated EBITDA	$18,715	$15,624

Index

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable obligations as of June 30, 2012. The information presented in the table below reflects management’s estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations:

	Remaining Payments Due by Period
			2013 to	2015 to	2017 and
	Total	2012	2014	2016	beyond
(in thousands)

Long term debt, including interest (1)	$161,413	$8,071	$153,342	$-	$-
Operating leases	4,373	875	2,425	1,072	1
Purchase obligations (2)	7,115	4,400	2,703	12	-
Other long-term obligations (3)	88	75	13	-	-

Total (4)	$172,989	$13,421	$158,483	$1,084	$1

(1)	Includes the $129.1 million aggregate principal amount due on the 2011 Notes plus interest at 12.5% payable semi-annually through April 15, 2014.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At June 30, 2012, we have recognized $1.7 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At June 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the six months ended June 30, 2012 and 2011 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We are exposed to changes in interest rates because our working capital facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first six months of 2012, we had borrowings under our working capital facility, and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the six months ended June 30, 2012. We do not currently utilize derivative financial instruments to hedge changes in interest rates. All of our other debt carries fixed interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1.A
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 6, 2012, by and among the Company, as the borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto. (Filed as a like numbered exhibit to The Sheridan Group, Inc.’s Current Report on Form 8-K, filed on June 7, 2012 and incorporated herein by reference.)

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

		By:	/s/ Robert M. Jakobe
Robert M. Jakobe
Executive Vice President and Chief Financial Officer

Date:	August 9, 2012