Form 10-Q
period 2012-09-30
SHERIDAN GROUP INC
filed 2012-11-13
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

There was 1 share of Common Stock outstanding as of November 13, 2012.

 The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended September 30, 2012

Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$1,302,885	$475,324
Accounts receivable, net of allowance for doubtful accounts of $840,142 and $1,173,194, respectively	24,038,873	25,504,733
Inventories, net	16,283,201	15,343,487
Other current assets	4,551,158	5,826,708
Refundable income taxes	-	109,387
Total current assets	46,176,117	47,259,639

Property, plant and equipment, net	94,893,265	98,835,957
Intangibles, net	27,586,316	28,850,705
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	2,827,909	4,818,024
Other assets	1,056,293	1,090,681

Total assets	$206,518,541	$214,833,647

LIABILITIES

Current liabilities:
Accounts payable	$12,015,379	$14,842,454
Accrued expenses	19,868,758	13,019,152
Total current liabilities	31,884,137	27,861,606

Notes payable and working capital facility	124,035,337	135,864,880
Deferred income taxes and other liabilities	21,321,541	21,937,844
Total liabilities	177,241,015	185,664,330

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	42,117,124	42,106,557
Accumulated deficit	(12,839,598)	(12,937,240)
Total stockholder's equity	29,277,526	29,169,317

Total liabilities and stockholder's equity	$206,518,541	$214,833,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011
  (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$65,811,773	$67,015,471	$200,763,998	$200,204,437

Cost of sales	52,497,119	53,558,919	160,400,523	163,865,013

Gross profit	13,314,654	13,456,552	40,363,475	36,339,424

Selling and administrative expenses	7,607,366	7,799,982	24,344,492	26,667,101
Loss (gain) on disposition of fixed assets	19,015	(35,789)	(58,774)	(18,536)
Restructuring costs	44,455	1,269,885	47,400	2,105,741
Amortization of intangibles	421,463	421,463	1,264,389	2,896,352

Total operating expenses	8,092,299	9,455,541	25,597,507	31,650,658

Operating income	5,222,355	4,001,011	14,765,968	4,688,766

Other (income) expense:
Interest expense	5,107,708	6,104,129	15,946,914	15,741,436
Interest income	(985)	(6,279)	(6,218)	(7,710)
(Gain) loss on repurchase of notes payable	(81,600)	-	(836,882)	1,167,225
Other, net	7,560	68,166	53,722	51,174

Total other expense	5,032,683	6,166,016	15,157,536	16,952,125

Income (loss) before income taxes	189,672	(2,165,005)	(391,568)	(12,263,359)

Income tax benefit	(88,988)	(1,201,780)	(489,210)	(5,052,955)

Net income (loss)	$278,660	$(963,225)	$97,642	$(7,210,404)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

 THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
Cash flows provided by operating activities:
Net income (loss)	$97,642	$(7,210,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	12,583,737	15,069,525
Amortization of intangible assets	1,264,389	2,896,352
Provision for doubtful accounts	(65,867)	196,730
Provision for inventory realizability	109,742	13,652
Stock-based compensation	10,567	22,809
Amortization of deferred financing costs and original issue discount, included in interest expense	3,591,646	2,719,980
Deferred income tax benefit	(497,144)	(4,349,807)
Non-cash portion of net (gain) loss on repurchase of notes payable	(836,882)	236,789
Gain on disposition of fixed assets	(58,774)	(18,536)
Changes in operating assets and liabilities
Accounts receivable	1,531,727	(3,116,598)
Inventories	(1,049,456)	1,750,524
Other current assets	1,243,785	1,148,063
Refundable income taxes	109,387	-
Other assets	34,388	(647,175)
Accounts payable	(2,718,986)	(2,479,401)
Accrued expenses	6,704,606	5,041,628
Due to parent, net	-	(525,983)
Other liabilities	(87,395)	(862,970)
Net cash provided by operating activities	21,967,112	9,885,178

Cash flows used in investing activities:
Purchases of property, plant and equipment	(8,525,244)	(11,327,120)
Interest capitalized in connection with purchases of property, plant and equipment	(108,000)	-
Proceeds from sale of fixed assets, net of disposal costs	87,885	1,574,991
Net cash used in investing activities	(8,545,359)	(9,752,129)

Cash flows used in financing activities:
Borrowing of working capital facility	73,172,676	16,101,098
Repayment of working capital facility	(77,700,000)	(16,101,098)
Repurchase of notes payable	(8,051,868)	(142,900,000)
Proceeds from issuance of notes payable	-	141,000,000
Payment of deferred financing costs in connection with notes payable and working capital facility	(15,000)	(7,194,759)
Net cash used in financing activities	(12,594,192)	(9,094,759)

Net increase (decrease) in cash and cash equivalents	827,561	(8,961,710)

Cash and cash equivalents at beginning of period	475,324	13,717,082

Cash and cash equivalents at end of period	$1,302,885	$4,755,372

Non-cash investing and financing activities
Asset additions in accounts payable and accrued expenses	$617,754	$739,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

 THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of September 30, 2012, our results of operations for the three and nine month periods ended September 30, 2012 and 2011 and our cash flows for the nine month periods ended September 30, 2012 and 2011. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must then perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative tests would not be needed. The guidance was effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011, and earlier adoption is permitted. The adoption of this guidance did not have an impact on our financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This guidance requires retrospective application and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not have any elements of other comprehensive income; therefore, the adoption of this guidance did not have an impact on our financial statements.

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update was effective for us beginning in the first quarter of 2012. The adoption of this guidance did not have an impact on our financial statements, other than additional disclosures.

Index

2.	Inventory

Components of net inventories at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Work-in-process	$6,753,554	$6,160,151
Raw materials (principally paper)	9,806,789	9,460,478
	16,560,343	15,620,629
Excess of current costs over LIFO inventory value	(277,142)	(277,142)
Net inventory	$16,283,201	$15,343,487

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

During the first nine months of 2012, we repurchased in the open market 2011 Notes with a face value of $9.5 million for $8.4 million, which included $0.4 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.7 million. As a result of the repurchases, we recognized a net gain of $0.8 million.

The carrying value of the 2011 Notes was $124.0 million as of September 30, 2012.

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

We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing and approximately $0.4 million of professional fees, which were capitalized as deferred financing costs and will be amortized to interest expense on a straight-line basis over the term of the working capital facility. As of September 30, 2012, we had no amounts outstanding under the working capital facility, $1.3 million in letters of credit outstanding and unused amounts available of $13.7 million.

On June 6, 2012, we entered into an agreement to extend the scheduled maturity date of the working capital facility to October 15, 2013. We capitalized a negligible amount of fees in connection with the extension of the working capital facility.

Index

The Indenture and the working capital facility require us to maintain certain minimum Consolidated EBITDA (as defined in the underlying agreements) levels for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for each fiscal year. In addition, the Indenture and the working capital facility contain affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the holders and lenders. We have complied with all of the restrictive covenants as of September 30, 2012.

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

4.	Accrued Expenses

Accrued expenses as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
Payroll and related expenses	$4,819,101	$3,076,803
Accrued interest	7,370,571	3,611,240
Customer prepayments	4,710,212	3,181,217
Self-insured health and workers' compensation accrual	1,193,564	1,406,556
Other	1,775,310	1,743,336
	$19,868,758	$13,019,152

5.	Business Segments

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

We had no customer that accounted for 10.0% or more of our net sales for the three and nine month periods ended September 30, 2012 and 2011.

Index

The following table provides segment information as of September 30, 2012 and 2011 and for the three and nine month periods then ended:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(in thousands)

Net sales
Publications	$34,840	$34,633	$109,614	$107,699
Specialty catalogs	16,419	17,614	50,009	49,966
Books	14,578	14,787	41,206	42,653
Intersegment sales elimination	(25)	(19)	(65)	(114)
Consolidated total	$65,812	$67,015	$200,764	$200,204

Operating income
Publications	$5,093	$3,705	$15,026	$5,271
Specialty catalogs	(759)	(166)	(1,181)	(1,498)
Books	1,034	925	1,771	2,579
Corporate expenses	(146)	(463)	(850)	(1,663)
Consolidated total	$5,222	$4,001	$14,766	$4,689

	September 30,	December 31,
	2012	2011
Assets
Publications	$117,323	$124,886
Specialty catalogs	43,013	47,119
Books	44,081	39,429
Corporate	2,102	3,400
Consolidated total	$206,519	$214,834

A reconciliation of total segment operating income to consolidated income (loss) before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011

Total operating income (as shown above)	$5,222	$4,001	$14,766	$4,689

Interest expense	(5,108)	(6,104)	(15,947)	(15,741)
Interest income	1	6	6	7
Gain (loss) on repurchase of notes payable	82	-	837	(1,167)
Other, net	(7)	(68)	(54)	(51)

Income (loss) before income taxes	$190	$(2,165)	$(392)	$(12,263)

6.	Income Taxes

Our effective income tax rate during the nine months ended September 30, 2012 was 125% as compared to 41% for the same period in 2011. The increase in the effective income tax rate was primarily due to the significant decrease in the projected pre-tax loss for 2012 compared to 2011, while permanent differences are anticipated to remain constant year over year. Additionally, our income tax benefit was increased by $0.2 million for the first nine months of 2012 primarily due to a discrete adjustment to deferred tax balances as a result of tax law changes enacted in the third quarter of 2012.

We file consolidated tax returns with TSG Holdings Corp. (“Holdings”), our parent company, for Federal and certain state jurisdictions. During the nine months ended September 30, 2012, we generated a $0.5 million income tax benefit as the result of current net operating losses (NOLs). Due to operating loss carryforwards generated by us and Holdings, we will not realize a current benefit from our NOLs. Therefore, the current benefit has been reclassified as a non-current deferred tax asset and is netted against non-current deferred tax liabilities on the consolidated balance sheet, as it will be available to reduce taxable income in future periods.

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

The estimated fair value of our publicly traded debt, based on level 2 inputs, was approximately $106.6 million and $121.4 million as of September 30, 2012 and December 31, 2011, respectively.

8.	Related Party Transactions

Under the terms of a management agreement with our principal equity sponsors, we paid an annual management fee equal to the greater of $500,000 or 2% of EBITDA (as defined in the management agreement) plus reasonable out-of-pocket expenses. On April 15, 2011, the management agreement was terminated, and there were no amounts expensed in connection with the management agreement subsequent to the first quarter of 2011. We expensed $0.5 million in such fees for the nine month period ended September 30, 2011.

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

Restructuring charges in connection with the DPC/ULI consolidation recorded during the three and nine months ended September 30, 2012 were minimal. We recorded $0.7 million and $1.5 million of restructuring charges during the three and nine months ended September 30, 2011, respectively. Charges related to severance and other personnel costs totaled $0.5 million and $1.1 million and charges for other exit costs totaled $0.2 million and $0.4 million during the three and nine months ended September 30, 2011, respectively. We estimate that approximately $0.2 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2012, primarily related to severance and other exit costs. We had a negligible liability related to this restructuring outstanding as of September 30, 2012.

We recorded non-cash charges of $1.6 million during the nine months ended September 30, 2011, associated with the accelerated amortization of the United Litho trade name based on updated estimates of useful life. We also recorded non-cash charges of approximately $2.0 million during the nine months ended September 30, 2011 associated with the accelerated depreciation of ULI’s equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell. There were no such non-cash charges in connection with the shutdown of ULI recorded during the three and nine months ended September 30, 2012.

Index

Workforce Reduction

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during the third quarter of 2011. These costs related primarily to guaranteed severance payments and employee health benefits. There were no restructuring costs recorded during the three and nine months ended September 30, 2012, and we do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.1 million related to this restructuring outstanding as of September 30, 2012.

The table below shows our restructuring activity and our restructuring accrual balance as of September 30, 2012 (in thousands):

	DPC/ULI	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2011	$168	$282	$450
Restructuring costs expensed	47	-	47
Restructuring costs paid	(170)	(192)	(362)
Restructuring accrual at September 30, 2012	$45	$90	$135

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Index

Overview

Company Background

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine and book markets. We provide a wide range of printing services and value-added support services that supplement our core printing operations such as page composition, electronic copy-editing, digital proofing, electronic publishing systems, subscriber services, digital media distribution, custom publishing and back issue fulfillment. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company.

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

Restructuring charges in connection with the DPC/ULI consolidation recorded during the three and nine months ended September 30, 2012 were minimal. We recorded $0.7 million and $1.5 million of restructuring charges during the three and nine months ended September 30, 2011, respectively. Charges related to severance and other personnel costs totaled $0.5 million and $1.1 million and charges for other exit costs totaled $0.2 million and $0.4 million during the three and nine months ended September 30, 2011, respectively. We estimate that approximately $0.2 million of additional restructuring charges resulting in future cash expenditures will be incurred during 2012, primarily related to severance and other exit costs. We had a negligible liability related to this restructuring outstanding as of September 30, 2012.

We recorded non-cash charges of $1.6 million during the nine months ended September 30, 2011, associated with the accelerated amortization of the United Litho trade name based on updated estimates of useful life. We also recorded non-cash charges of approximately $2.0 million during the nine months ended September 30, 2011 associated with the accelerated depreciation of ULI’s equipment, based on updated estimates of remaining useful life and estimated residual value, equal to the lower of carrying value or best estimate of selling price, less costs to sell. There were no such non-cash charges in connection with the shutdown of ULI recorded during the three and nine months ended September 30, 2012, and no additional non-cash charges will be recorded in the future.

Workforce Reduction

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during the third quarter of 2011. These costs related primarily to guaranteed severance payments and employee health benefits. There were no restructuring costs recorded during the three and nine months ended September 30, 2012, and we do not believe any other costs will be expensed in the future in connection with this action. We had a liability of $0.1 million related to this restructuring outstanding as of September 30, 2012.

Index

The table below shows our restructuring activity and our restructuring accrual balance as of September 30, 2012 (in thousands):

	DPC/ULI	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2011	$168	$282	$450
Restructuring costs expensed	47	-	47
Restructuring costs paid	(170)	(192)	(362)
Restructuring accrual at September 30, 2012	$45	$90	$135

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

Index

Three months ended September 30, 2012 and September 30, 2011

					Percent of revenue
	Three months ended September 30,		Increase (decrease)		Three months ended September 30,
(in thousands)	2012	2011	Dollars	Percentage	2012	2011

Net sales
Publications	$34,840	$34,633	$207	0.6%	52.9%	51.7%
Specialty catalogs	16,419	17,614	(1,195)	(6.8%)	24.9%	26.3%
Books	14,578	14,787	(209)	(1.4%)	22.2%	22.0%
Intersegment sales elimination	(25)	(19)	(6)	nm	-	-
Total net sales	$65,812	$67,015	$(1,203)	(1.8%)	100.0%	100.0%

Cost of sales	52,498	53,559	(1,061)	(2.0%)	79.8%	79.9%

Gross profit	$13,314	$13,456	$(142)	(1.1%)	20.2%	20.1%

Selling and administrative expenses	$7,607	$7,800	$(193)	(2.5%)	11.6%	11.6%
Loss (gain) on sale of fixed assets	19	(36)	55	nm	-	-
Restructuring costs	45	1,270	(1,225)	nm	0.1%	1.9%
Amortization of intangibles	421	421	-	-	0.6%	0.6%
Total operating expenses	$8,092	$9,455	$(1,363)	(14.4%)	12.3%	14.1%

Operating income
Publications	$5,093	$3,705	$1,388	37.5%	14.6%	10.7%
Specialty catalogs	(759)	(166)	(593)	(357.2%)	(4.6%)	(0.9%)
Books	1,034	925	109	11.8%	7.1%	6.3%
Corporate expenses	(146)	(463)	317	68.5%	nm	nm
Total operating income	$5,222	$4,001	$1,221	30.5%	7.9%	6.0%

Other (income) expense
Interest expense	$5,108	$6,104	$(996)	(16.3%)	7.7%	9.1%
Interest income	(1)	(6)	5	nm	-	-
(Gain) loss on repurchase of notes payable	(82)	-	(82)	nm	(0.1%)	-
Other, net	7	68	(61)	(89.7%)	-	0.1%
Total other expense	$5,032	$6,166	$(1,134)	(18.4%)	7.6%	9.2%

Income (loss) before income taxes	190	(2,165)	2,355	nm	0.3%	(3.2%)

Income tax benefit	(89)	(1,202)	1,113	92.6%	(0.1%)	(1.8%)

Net income (loss)	$279	$(963)	$1,242	nm	0.4%	(1.4%)

nm - not meaningful

Commentary:

Net sales for the third quarter of 2012 decreased by $1.2 million or 1.8% versus the third quarter of 2011 due primarily to lower paper pass through costs as well as softness in our Specialty Catalogs and Books segments. Net sales for the Publications segment increased $0.2 million or 0.6% in the third quarter of 2012 compared to the same period a year ago due primarily to work from new and existing journal customers partially offset by sales declines in magazines and lower paper pass through costs. This is the third consecutive quarter with journal sales reflecting increases versus the same period a year ago. Net sales for the Specialty Catalogs segment decreased $1.2 million or 6.8% in the third quarter of 2012 compared with the same period a year ago due primarily to lower paper pass through costs and reductions in run lengths as catalog merchants are reducing quantities in response to weak product sales. Net sales for the Books segment decreased $0.2 million or 1.4% in the third quarter of 2012 compared with the same period a year ago due primarily to reductions in units produced and color work.

Gross profit for the third quarter of 2012 decreased by $0.1 million or 1.1% compared to the third quarter of 2011 due primarily to declines in recycling revenue coupled with increased repair costs partially offset by reductions in people-related and operating lease costs. Gross margin of 20.2% of net sales for the third quarter of 2012 reflected a 0.1 margin point increase versus the third quarter of 2011.

Selling and administrative expenses decreased $0.2 million or 2.5% in the third quarter of 2012 as compared to the third quarter of 2011. The decrease was due primarily to lower people-related costs.

Restructuring costs were $1.2 million lower in the third quarter of 2012 as compared to the same period last year. The costs recorded during the third quarter of 2011 were primarily related to the shutdown of ULI, which was effectively completed by the end of 2011.

Index

Operating income of $5.2 million for the third quarter of 2012 represented an increase of $1.2 million as compared to the third quarter of 2011. The increase in operating income was due primarily to lower restructuring costs recorded in connection with the shutdown of ULI and a reduction in workforce across the Company. Additionally, lower people-related and operating lease costs were partially offset by lower recycling revenue and increased repair costs. Publications operating income increased by $1.4 million in the third quarter of 2012 compared to the third quarter of 2011 due principally to higher sales as well as the absence of restructuring costs which were recorded in connection with the shutdown of ULI during the third quarter of 2011. Publications operating income also benefitted from reductions in wages and salaries and equipment lease costs partially offset by lower recycling revenue and increased healthcare costs. Specialty Catalogs had an operating loss of $0.8 million in the third quarter of 2012 as compared to an operating loss of $0.2 million in the third quarter of 2011, a decline of $0.6 million. This decline was primarily due to decreased sales, and lower recycling revenue. Additionally, increased material and repair costs coupled with reduced freight margins were partially offset by lower restructuring and people-related costs. Operating income for the Books segment increased by $0.1 million in the third quarter of 2012 as compared to the third quarter of 2011 as lower sales and lower recycling revenue were more than offset by lower people-related and restructuring costs. A decrease in corporate expenses increased operating income by $0.3 million in the third quarter of 2012 as compared with the same period last year due primarily to the absence of restructuring costs which were recorded in the third quarter of 2011 in connection with a workforce reduction.

Interest expense of $5.1 million in the third quarter of 2012 represented a $1.0 million decrease as compared to the third quarter of 2011 due primarily to the impact of the mandatory redemption of 2011 Notes with a face value of $3.9 million in the fourth quarter of 2011 using the proceeds from the sale of the ULI facility and the repurchase of 2011 Notes with a face value of $17.7 million in the open market in the fourth quarter of 2011 and the first three quarters of 2012.

Income before income taxes of $0.2 million for the third quarter of 2012 represented a $2.4 million improvement as compared to the $2.2 million loss before income taxes for the same period last year. The improvement was due primarily to the lower restructuring costs and interest expense mentioned previously.

Although we generated income before income taxes of $0.2 million during the third quarter of 2012, we recorded income tax benefit during that same period. The income tax benefit was primarily the result of the impact of discrete adjustments that totaled approximately $0.3 million during the third quarter of 2012. The discrete adjustments included: (i) an adjustment of deferred tax balances as a result of tax law changes enacted in the third quarter of 2012 and (ii) a reduction in our accrual for uncertain tax positions.

We had net income of $0.3 million during the third quarter of 2012 as compared to net loss of $1.0 million for the third quarter of 2011. This improvement was due to the factors mentioned previously.

Index

Nine months ended September 30, 2012 and September 30, 2011

					Percent of revenue
	Nine months ended September 30,		Increase (decrease)		Nine months ended September 30,
(in thousands)	2012	2011	Dollars	Percentage	2012	2011

Net sales
Publications	$109,614	$107,699	$1,915	1.8%	54.6%	53.8%
Specialty catalogs	50,009	49,966	43	0.1%	24.9%	25.0%
Books	41,206	42,653	(1,447)	(3.4%)	20.5%	21.3%
Intersegment sales elimination	(65)	(114)	49	nm	-	(0.1%)
Total net sales	$200,764	$200,204	$560	0.3%	100.0%	100.0%

Cost of sales	160,401	163,865	(3,464)	(2.1%)	79.9%	81.8%

Gross profit	$40,363	$36,339	$4,024	11.1%	20.1%	18.2%

Selling and administrative expenses	$24,344	$26,667	$(2,323)	(8.7%)	12.1%	13.3%
Gain on sale of fixed assets	(58)	(19)	(39)	205.3%	-	-
Restructuring costs	47	2,106	(2,059)	(97.8%)	-	1.1%
Amortization of intangibles	1,264	2,896	(1,632)	(56.4%)	0.6%	1.4%
Total operating expenses	$25,597	$31,650	$(6,053)	(19.1%)	12.7%	15.8%

Operating income
Publications	$15,026	$5,271	$9,755	185.1%	13.7%	4.9%
Specialty catalogs	(1,181)	(1,498)	317	21.2%	(2.4%)	(3.0%)
Books	1,771	2,579	(808)	(31.3%)	4.3%	6.0%
Corporate expenses	(850)	(1,663)	813	48.9%	nm	nm
Total operating income	$14,766	$4,689	$10,077	214.9%	7.4%	2.4%

Other (income) expense
Interest expense	$15,947	$15,741	$206	1.3%	8.0%	7.9%
Interest income	(6)	(7)	1	(14.3%)	-	-
(Gain) loss on repurchase of notes payable	(837)	1,167	(2,004)	nm	(0.4%)	0.6%
Other, net	54	51	3	5.9%	-	-
Total other expense	$15,158	$16,952	$(1,794)	(10.6%)	7.6%	8.5%

Loss before income taxes	(392)	(12,263)	11,871	96.8%	(0.2%)	(6.1%)

Income tax benefit	(489)	(5,053)	4,564	90.3%	(0.2%)	(2.5%)

Net income (loss)	$97	$(7,210)	$7,307	nm	-	(3.6%)

nm - not meaningful

Commentary:

Net sales for the first nine months of 2012 increased $0.6 million or 0.3% versus the first nine months of 2011. Net sales for the Publications segment increased $1.9 million or 1.8% in the first nine months of 2012 compared to the same period a year ago due primarily to work from new and existing journal customers partially offset by sales declines in magazines and lower paper pass through costs. Net sales for the Specialty Catalogs segment were virtually unchanged in the first nine months of 2012 compared with the same period a year ago. Net sales for the Books segment decreased $1.4 million or 3.4% in the first nine months of 2012 compared with the same period a year ago due primarily to reductions in paper pass through costs, run lengths and color work.

Gross profit for the first nine months of 2012 increased by $4.0 million or 11.1% compared to the first nine months of 2011. Gross margin of 20.1% of net sales for the first nine months of 2012 reflected a 1.9 margin point increase versus the first nine months of 2011. Approximately 80% of the increase in our gross profit was attributable to the improved performance of the consolidated DPC/ULI business unit. More specifically, the increase in gross profit was due principally to an increase in sales, excluding paper and freight pass through costs, coupled with the absence in the first nine months of 2012 of the acceleration of depreciation expense in connection with the shutdown of ULI that was recorded in the first nine months of 2011. Additionally, lower people-related costs, including healthcare claims, and lower equipment lease costs were partially offset by higher material and repair costs and lower recycling revenue.

Index

Selling and administrative expenses decreased $2.3 million or 8.7% in the first nine months of 2012 as compared to the first nine months of 2011. The decrease was due primarily to lower people-related costs, including health care claims, lower costs related to travel, professional fees and bad debt expense as well as the absence in the first nine months of 2012 of the fee paid to our principal equity sponsors pursuant to an agreement that was terminated in the second quarter of 2011.

Restructuring costs were $2.1 million lower in the first nine months of 2012 as compared to the same period last year. The costs recorded during the first nine months of 2011 were primarily related to the shutdown of ULI which was effectively completed by the end of 2011.

Amortization expense was $1.6 million lower in the first nine months of 2012 as compared to the same period last year due to the absence in 2012 of the accelerated amortization of the ULI trade name recorded in the first nine months of 2011 in connection with the shutdown of ULI.

Operating income of $14.8 million for the first nine months of 2012 represented an increase of $10.1 million as compared to the first nine months of 2011. Approximately three-quarters of the increase in operating income was attributable to improved results from the consolidated DPC/ULI business unit. More specifically, the increase in operating income was due primarily to the impact of higher sales, excluding pass through costs, and lower people-related costs, including healthcare claims, coupled with the absence in the first nine months of 2012 of accelerated depreciation and amortization expense and restructuring costs recorded in connection with the shutdown of ULI. Additionally, the non recurrence of restructuring costs related to a 2011 workforce reduction coupled with lower equipment lease costs and the absence of the fee paid to our principal equity sponsors were partially offset by lower recycling revenue and increased material and repair costs. Publications operating income increased by $9.8 million in the first nine months of 2012 compared to the first nine months of 2011 with approximately three-quarters of the increase attributable to the consolidated DPC/ULI business unit. The increase in Publications operating income was due principally to the impact of higher sales, lower people-related costs, including healthcare claims, and the absence in the first nine months of 2012 of the one-time accelerated expenses and costs recorded in connection with the shutdown of ULI incurred during the first nine months of 2011. Publications operating income also benefitted from reductions in equipment lease costs and bad debt expense, partially offset by lower recycling revenue. Specialty Catalogs had an operating loss of $1.2 million in the first nine months of 2012 as compared to an operating loss of $1.5 million in the first nine months of 2011, an improvement of $0.3 million. This improvement was primarily due to lower people-related costs, including healthcare claims, as well as lower restructuring costs and bad debt expense partially offset by higher material and repair costs and lower recycling revenue. Operating income for the Books segment decreased $0.8 million in the first nine months of 2012 as compared with the same period last year due primarily to lower sales and recycling revenue partially offset by lower people costs. A decrease in corporate expenses increased operating income by $0.8 million in the first nine months of 2012 as compared with the same period last year due primarily to the absence in the first nine months of 2012 of the fee paid to our principal equity sponsors pursuant to an agreement that was terminated in the second quarter of 2011 as well as the absence in the first nine months of 2012 of restructuring costs recorded in the first nine months of 2011 in connection with a workforce reduction.

During the first nine months of 2012, we repurchased in the open market 2011 Notes with a face value of $9.5 million for $8.4 million, which included $0.4 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.7 million. As a result of the repurchases, we recognized a net gain of $0.8 million. This compares favorably to the $1.2 million loss recorded during the first nine months of 2011 in connection with the repurchase of our 2003 and 2004 Notes as the result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized deferred financing costs.

The loss before income taxes of $0.4 million for the first nine months of 2012 represented an $11.9 million improvement as compared to the $12.3 million loss before income taxes for the same period last year. The improvement was due primarily to higher sales, excluding pass through costs, and lower expenses mentioned previously.

Our effective income tax rate during the nine months ended September 30, 2012 was 125% as compared to 41% for the same period in 2011. The increase in the effective income tax rate was primarily due to the significant decrease in the projected pre-tax loss for 2012 compared to 2011, while permanent differences are anticipated to remain constant year over year. Additionally, our income tax benefit was increased by $0.2 million for the first nine months of 2012 primarily due to a discrete adjustment to deferred tax balances as a result of tax law changes enacted in the third quarter of 2012.

Net income of $0.1 million for the first nine months of 2012 represented a $7.3 million improvement as compared to net loss of $7.2 million for the first nine months of 2011 due to the factors mentioned previously.

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

Index

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to pay interest on our debt, finance capital expenditures and provide working capital. We estimate that our capital expenditures for the remainder of 2012 will total about $2.6 million. The actual amount of our 2012 capital expenditures may vary materially depending on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2012, the performance of our business and economic and market conditions. We may from time to time seek to purchase or retire our 2011 Notes through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to Holdings in accordance with the limitations outlined in the indenture governing our 2011 Notes and our working capital facility.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our liquidity needs for at least the next twelve months, but external sources would be necessary to repay at maturity or refinance our 2011 Notes (due April 2014).

We had cash of $1.3 million as of September 30, 2012 compared to $0.5 million as of December 31, 2011. During the first nine months of 2012, we utilized cash on hand to fund operations, make investments in new plant and equipment, pay interest on our debt and repurchase some of our 2011 Notes.

Operating Activities

Net cash provided by operating activities was $22.0 million for the first nine months of 2012 compared to $9.9 million for the first nine months of 2011. This $12.1 million improvement was primarily due to an increase in net income of $7.3 million partially offset by a decrease in net non-cash expenses of $0.7 million coupled with favorable changes in working capital and other assets and liabilities that totaled $5.5 million. The major balance sheet changes included:

●	a favorable change of $4.6 million from accounts receivable due primarily to improved collections in the first nine months of 2012 as compared to the first nine months of 2011;

●	a favorable change of $1.7 million from accrued expenses due primarily to the timing and amount of payments for payroll as well as interest on the 2011 Notes as compared to the 2003 and 2004 Notes;

●	an unfavorable change of $2.8 million from inventory due to increased orders in Publications and Books.

Investing Activities

Net cash used in investing activities was $8.5 million for the first nine months of 2012 compared to $9.7 million for the first nine months of 2011. This $1.2 million decrease in cash used was primarily the result of lower capital spending in the first nine months of 2012 as compared to the same period last year.  The first nine months of 2011 included capital spending in connection with the expansion of Dartmouth Printing Company as part of the DPC/ULI consolidation plan.

Financing Activities

Net cash used in financing activities was $12.6 million for the first nine months of 2012 as compared to $9.1 million for the first nine months of 2011. The primary uses of cash for the first nine months of 2012 were $8.1 million to repurchase 2011 Notes and $4.5 million to repay borrowings on our working capital facility. The primary use of cash for the first nine months of 2011 was to pay $7.2 million of costs in connection with the offering of the 2011 Notes and the amendment and restatement of our working capital facility. We used $1.9 million to fund the difference between the proceeds from the 2011 Notes and the amount needed to repay our 2003 and 2004 Notes.

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

Index

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

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items. Failure to satisfy the minimum Consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended September 30, 2012, our Consolidated EBITDA was $37.8 million.

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

The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the nine month periods ended September 30, 2012 and 2011 (in thousands). The Consolidated EBITDA covenants under each of the Indenture and the working capital facility agreement are based upon a rolling twelve months. Therefore, Consolidated EBITDA for the twelve months ended September 30, 2012 includes the amounts presented in the following table as well as the amounts from the fourth quarter of 2011.

Index

	Nine Months Ended September 30,
	2012	2011

Net cash provided by operating activities	$21,967	$9,885

Accounts receivable	(1,532)	3,117
Inventories	1,050	(1,750)
Other current assets	(1,244)	(1,148)
Refundable income taxes	(109)	-
Other assets	(34)	647
Accounts payable	2,719	2,479
Accrued expenses	(6,705)	(5,042)
Due to parent, net	-	526
Other liabilities	87	863
Provision for doubtful accounts	66	(197)
Deferred income tax benefit	497	4,350
Provision for inventory realizability	(110)	(14)
Gain (loss) on disposition of fixed assets, net	59	19
Income tax provision	(489)	(5,053)
Cash interest expense	12,355	13,021
Management fees	-	491
Non cash adjustments:
Increase in market value of investments	(8)	(2)
Amortization of prepaid lease costs	-	1
Loss on disposition of fixed assets	25	78
Interest income	(6)	(7)
Loss on repurchase of notes payable - cash portion	-	930
Restructuring costs	47	2,106
Non capitalizable professional fees associated with refinancing debt	-	278

Consolidated EBITDA	$28,635	$25,578

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable obligations as of September 30, 2012. The information presented in the table below reflects management’s estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations:

	Remaining Payments Due by Period
			2013 to	2015 to	2017 and
	Total	2012	2014	2016	beyond
(in thousands)

Long term debt, including interest (1)	$160,501	$8,025	$152,476	$-	$-
Operating leases	3,809	380	2,338	1,090	1
Purchase obligations (2)	4,241	1,255	2,974	12	-
Other long-term obligations (3)	51	38	13	-	-

Total (4)	$168,602	$9,698	$157,801	$1,102	$1

(1)	Includes the $128.4 million aggregate principal amount due on the 2011 Notes plus interest at 12.5% payable semi-annually through April 15, 2014.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At September 30, 2012, we have recognized $1.6 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Index

Off Balance Sheet Arrangements

At September 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must then perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative tests would not be needed. The guidance was effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011, and earlier adoption is permitted. The adoption of this guidance did not have an impact on our financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This guidance requires retrospective application and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not have any elements of other comprehensive income; therefore, the adoption of this guidance did not have an impact on our financial statements.

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update was effective for us beginning in the first quarter of 2012. The adoption of this guidance did not have an impact on our financial statements, other than additional disclosures.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the nine months ended September 30, 2012 and 2011 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We are exposed to changes in interest rates because our working capital facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first nine months of 2012, we had borrowings under our working capital facility, and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the nine months ended September 30, 2012. We do not currently utilize derivative financial instruments to hedge changes in interest rates. All of our other debt carries fixed interest rates.

Index

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

10.1.b
Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2012, by and among the Company, as the borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

		By:	/s/ Robert M. Jakobe
Robert M. Jakobe
Executive Vice President and Chief Financial Officer

Date:	November 13, 2012