Form 10-K
period 2012-12-31
SHERIDAN GROUP INC
filed 2013-03-27
CIK 1056035

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

There was 1 share of the Registrant’s Common Stock outstanding as of March 27, 2013.

THE SHERIDAN GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

Overview

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine and book markets. We believe that we enjoy strong and long-standing relationships with our customers, which include publishers, catalog merchants, associations and university presses. We provide a wide range of printing services and value-added support services that supplement the core printing operations. We develop and implement technology-based services and solutions designed to help our customers be more successful in the rapidly changing publishing industry. We are focused on short production runs for small to medium sized customers who rely heavily on our world class prepress operations to prepare, edit and publish content for electronic or printed distribution. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company. We operate in three business segments: Publications, Specialty Catalogs and Books. For the year ended December 31, 2012, we generated net sales of $267.2 million, operating income of $19.5 million and a net loss of $0.1 million. As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and other similar terms refer to the consolidated businesses of The Sheridan Group, Inc. and all of its subsidiaries.

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

Technology Services

We continue to develop new services and solutions to help our customers and prospects thrive in the evolving printing industry. Through our extensive experience as a journal printer providing a broad range of technology solutions for their content and delivery needs, we believe we are well positioned to bring innovative technology-based services and solutions to the journal, book, magazine, and catalog market segments. In order to accelerate our technology development, we have added technology resources throughout the organization and increased spending on innovative software development. The results of these efforts include the introduction of on-demand digital printing, custom publishing, interactive content for mobile applications and electronic content conversion, warehousing and delivery. We process significant amounts of our customers’ intellectual property and play a critical role in helping customers meet demands for electronic and printed media.

Value-Added Support Services

In addition to providing printing services to our customers, we offer a full range of value-added support services. The demand for these services is growing as they are critical to meeting our customers’ changing needs. These services are highly customized for each customer’s specifications and delivery requirements. Examples of the value-added support services we provide are page composition, copy-editing, digital proofing, electronic publishing systems, subscriber services, digital media distribution, custom publishing and back issue fulfillment.

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

Index

The following table presents the percentage of net sales contributed by each segment during the past three fiscal years.

Net sales %	2012	2011	2010
Publications	55	54	56
Specialty Catalogs	24	25	23
Books	21	21	21
Total	100	100	100

Our net sales attributable to customers in the United States were $262.2 million, $259.9 million and $261.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our net sales attributable to customers in foreign countries were $5.0 million, $5.0 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Additional financial information about our segments is set forth in Note 16 to our consolidated financial statements set forth in Part II, Item 8 of this report.

Assets by Segment

The following table presents the total assets by segment for each of the fiscal years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2012	2011	2010

Assets
Publications	$117,954	$124,886	$140,566
Specialty catalogs	44,481	47,119	51,669
Books	41,827	39,429	46,519
Corporate	2,037	3,400	2,757
Consolidated total	$206,299	$214,834	$241,511

Publications

The Publications segment provides products and services for journals and specialty magazines to publishers, university presses and associations.

Journals

The journal market includes journals for the scientific, technical, medical and scholarly communities. We compete in both the short-run and medium-run portions of the journal market. We define short-run journals as journals produced on sheet-fed and digital presses with typical production runs of less than 5,000. We consider medium-run journals to be journals with production runs between 5,000 and 100,000 copies. Medium-run journals are typically produced on web presses due to economies of scale versus sheet-fed presses. Publishers, associations and university presses comprise the customers in the journal market. In 2012, we printed over 2,900 journal titles.

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

Index

Specialty Magazines

We characterize specialty magazines as magazines having production runs of less than 100,000 copies. Our customers in this market are publishers and associations. Specialty magazines also have a high level of repeat business due to the periodic nature of the publications. This is largely a regional market defined by proximity to the customer. In 2012, we printed about 340 magazine titles.

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

Specialty Catalogs

We entered the specialty catalog segment in 2004 with our purchase of TDP. We characterize Specialty Catalogs as catalogs distributed by specialty catalog merchant companies, which are often smaller entrepreneurial firms with high service requirements. We produce catalogs with run lengths between 50,000 and 8,500,000 copies, most of which are printed in four-color and are bound using the saddle stitching technique. Multiple versions of each catalog are distributed during the year requiring high levels of customer service and extensive distribution services. In 2012, we printed about 200 catalog titles.

Books

We print books for publishers, associations and university presses. Sales to this market include both the initial printing of titles and subsequent reprints. In 2012, we printed over 9,400 book titles.

We produce books in run lengths that average about 1,900 copies and range from 100 to 10,000 copies. The majority of these books are black and white. Books are produced on both sheet-fed and web presses. In 2012, about 55% of our books had soft covers (perfect bound) and about 45% had hard covers (case bound).

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

Customers

We benefit from a highly diversified customer base. The majority of our business comes from publishers, followed by catalog merchants, associations and university presses. The average length of our relationship with our top 50 customers is approximately 18 years. During 2012, 2011 and 2010, we had no customer that accounted for more than 10% of our net sales.

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

Employees

We had approximately 1,460 employees as of December 31, 2012. We focus heavily on fostering enthusiastic and positive cultures at each of our locations. In addition, we closely monitor our employees’ level of job satisfaction with comprehensive surveys on a regular basis. Management believes our compensation and benefits packages are competitive within the industry and local markets.

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

Working Capital Facility Maturing—Although we anticipate that we will be able to refinance our working capital facility prior to its termination on January 14, 2014, there can be no assurance that we will be able to do so.

Our working capital facility is scheduled to terminate on January 14, 2014. As of December 31, 2012 we had $5.7 million of borrowings outstanding under our working capital facility. We anticipate that we will be able to replace the current facility prior to its termination, but there can be no assurances that we will be able to do so on similar terms or at all. If we are not able to replace our working capital facility on similar terms it could adversely impact our ability to fund our liquidity needs.

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

Index

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

We have a significant amount of indebtedness. On December 31, 2012, we had total indebtedness of approximately $128.0 million.

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

During 2012 we did not derive more than 10% of our net sales from any single customer. However, we derived a significant portion of our net sales from our ten largest customers. In the future, an increase in business from a large customer could result in net sales to that customer comprising more than 10% of our total net sales. We cannot assure you that our large customers will continue to use our printing services. Our customer contracts need to be renewed from time to time and we cannot assure you that such contracts will be renewed in the future. The loss of any of our large customers could cause our net sales and profitability to decline materially.

Financial Covenant Compliance—If we are unable to comply with the financial covenants in our working capital facility or indenture, our business, results of operations and liquidity could be materially and adversely affected.

Our working capital facility and the indenture governing our senior secured notes both contain financial covenants requiring that we achieve certain levels of Consolidated EBITDA (as defined) and limiting our capital expenditures. For any period of four consecutive quarters, taken as one accounting period, we are required to maintain Consolidated EBITDA of at least $34.0 million for the period April 1, 2012 to March 31, 2013 and $35.0 million for the period April 1, 2013 and thereafter. Our capital expenditures can not exceed $13.3 million in the fiscal year ending December 31, 2013, which includes unused amounts carried forward from prior periods. We cannot be sure that we will be able to meet these financial covenants. If our revenues are not sufficient, we could be required to reduce operating expenses significantly in order to comply with the Consolidated EBITDA covenant. We cannot assure you that we will be successful in generating sufficient revenues or implementing additional operating expense reductions (if needed) on a timely basis, or at all, that any actions we take would be sufficient to avoid a default under our working capital facility and the indenture governing our senior secured notes, or that any additional operating expense reductions will not have a lasting material adverse impact on our results of operations or long-term business prospects. Furthermore, if management is unsuccessful in implementing sufficient additional operating expense reductions or otherwise ensuring that we are in compliance with the financial covenants, an event of default could occur, which, if we are not able to obtain a waiver, would allow the lenders under the working capital facility and the holders of the senior secured notes to accelerate any amounts outstanding and exercise their other remedies. There is no assurance that we would receive waivers should we not meet our financial covenants. In addition, we may not be able to refinance such indebtedness through the proceeds of debt or equity issuances or otherwise on reasonable terms, on a timely basis, or at all.

Index

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

Our journals, magazines and catalogs are mailed, either by us or our customers, to subscribers. As a result, an increase in postal rates may cause our customers to decrease the size and number of their publications. Although we generally have not experienced significant decreases in mailings in the past due to postal rate increases, we cannot assure you that such a decrease will not occur in the future or will not potentially adversely affect the financial results of our business. In addition, the U.S. Postal Service has proposed reducing the delivery of mail from six days to five days per week beginning in August 2013. If this change is adopted we cannot assure you how our customers will react and whether or not this will adversely affect the financial results of our business.

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

Index

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

In our journal business, we provide printing services primarily to scientific, technical, medical and other scholarly journals. The supply of research papers published in these journals is related to the amount of research funding provided by the federal government and private companies. In the future, the federal government or private companies could decrease the type and amount of funding that they provide for scientific, technical, medical and other scholarly research. A significant decrease in research funding might decrease the number or length of journals that we print for our customers, which would decrease our cash flow. A reduction in the investment value of university endowments could also result in less demand by university libraries for printed journals.

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

Index

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

There can be no assurance that the periodic evaluation of our internal controls required by the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies. Failure to comply may have consequences for our business. These consequences could include increased risks of financial statement misstatements, investigations or sanctions by regulatory authorities and negative capital market reactions.

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

Location	Function(s)	Ownership Structure	Total Size (Sq. Feet)
Hunt Valley, MD	Corporate Headquarters	Leased	10,628
York, PA	Administrative (Corporate)	Leased	1,020
Hanover, PA	Manufacturing (Publications)	Owned(1)	172,250
Chelsea, MI	Manufacturing (Books)	Owned(1)	160,569
Hanover, NH	Manufacturing (Publications)	Owned(1)	147,830
Lisbon, ME	Manufacturing (Specialty catalogs)	Owned(1)	276,787
Ann Arbor, MI	Manufacturing and Distribution (Books)	Owned(1)	124,726
Sterling, VA	Customer Service (Publications)	Leased	4,960
Hanover, PA	Warehousing (Publications)	Leased	70,000
Orford, NH	Warehousing (Publications)	Leased	8,264
Waterbury, VT	Publication Services (Publications)	Leased	13,000
Lewiston, ME	Warehousing (Specialty catalogs)	Leased	69,286
Lisbon, ME	Warehousing (Specialty catalogs)	Leased	2,500
		Total	1,061,820

(1)	Subject to liens in favor of the holders of our outstanding senior secured notes and the lenders under our working capital facility.

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

We are wholly-owned by TSG Holdings Corp, a privately owned corporation. There is no public trading market for our equity securities or for those of TSG Holdings Corp. As of March 27, 2013, there were 34 holders of TSG Holdings Corp. common stock.

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

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statement of operations and balance sheet data for all periods presented is derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K or in annual reports on Form 10-K for prior years on file with the Securities and Exchange Commission (“SEC”).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Statement of Operations Data:

Net sales	$267,232	$264,891	$266,188	$293,349	$348,027
Gross profit	53,306	48,148	53,677	60,401	66,647
Selling and administrative expenses	32,012	34,662	35,799	37,115	42,175
Operating income	19,458	7,362	9,392	21,390	12,757
Net loss	(93)	(8,960)	(5,941)	8,217	(5,872)

Balance Sheet Data (at end of period):

Cash and cash equivalents	$1,598	$475	$13,717	$4,110	$16,397
Property, plant and equipment, net	93,137	98,836	112,044	117,757	127,064
Total assets	206,299	214,834	241,511	249,000	285,097
Total debt	127,975	135,865	142,924	142,949	164,946
Total stockholder's equity	29,086	29,169	38,099	44,012	44,882

Other Financial Data:

Depreciation and amortization	$18,499	$23,709	$20,864	$18,674	$18,400
Capital expenditures	10,214	12,805	13,671	9,654	17,597

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine, book and article reprint markets. We provide a wide range of printing services and value-added support services, such as digital proofing, page composition, copy editing, electronic publishing systems, subscriber services, digital media distribution, custom publishing and back issue fulfillment. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company.

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

2011 Notes and Amended and Restated Working Capital Facility

On April 15, 2011, we completed a private debt offering of the 2011 Notes (senior secured notes totaling $150.0 million in aggregate principal amount).  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. On the same date, we entered into an agreement to amend and restate our working capital facility, which now has a scheduled maturity of January 14, 2014. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million until October 15, 2013 and up to $10.0 million thereafter until maturity, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test.

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

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our ULI facility in Ashburn, Virginia ceased operation on July 1, 2011, and we consolidated the printing of specialty magazines at DPC in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the closure. Approximately 20 employees in the Customer Service and Sales areas were retained by DPC. On November 23, 2011, we completed the sale of the Ashburn, Virginia facility for $4.2 million. After deducting related closing costs, our net proceeds were $3.9 million.

Index

In connection with this consolidation, we recorded $0.2 million of restructuring charges during 2012. Charges related to severance and other personnel costs totaled $0.1 million and charges for other exit costs totaled $0.1 million. During 2011, we recorded $1.8 million of restructuring charges. Charges related to severance and other personnel costs totaled $1.3 million and charges for other exit costs totaled $0.5 million. We believe that any future costs in connection with this consolidation will be minimal. We had a liability of $0.2 million related to this restructuring outstanding as of December 31, 2012.

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

Workforce Reduction

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during 2011. The costs related primarily to guaranteed severance payments and employee health benefits. We had a minimal liability related to this restructuring outstanding as of December 31, 2012.

The table below shows our restructuring activity in 2012 and our restructuring accrual balance at December 31, 2012 (in thousands):

	DPC/ULI	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2011	$168	$282	$450
Restructuring costs expensed	220	-	220
Restructuring costs paid	(216)	(254)	(470)
Restructuring accrual at December 31, 2012	$172	$28	$200

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

Due primarily to the longer and more sustained deterioration of the magazine business through the fourth quarter of 2010, and the unlikely prospect of a meaningful recovery in the near term, the December 31, 2010 assessment indicated that goodwill related to our Dartmouth Printing Company reporting unit, a component of the Publications segment, was fully impaired. This impairment resulted in a write-down of goodwill totaling $7.0 million which was recorded during the fourth quarter of 2010. The fair values of our remaining reporting units for goodwill impairment purposes were substantially in excess of their carrying values as of December 31, 2010. At December 31, 2012, we had $34.0 million in goodwill. Based on the results of impairment tests as of December 31, 2012, the fair values of our reporting units were significantly in excess of their carrying values. While significant judgment is required, we believe that our estimates of fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for goodwill, which could materially affect the value of goodwill and our results of operations.

We review other long-lived assets, consisting primarily of property, plant and equipment and identified intangibles subject to amortization, for impairment by analyzing the future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of the long-lived assets, including goodwill, may not be recoverable. We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2012 and 2011. While significant judgment is required, we believe that our estimates of future undiscounted cash flows are reasonable. However, should our assumptions change in future years, estimates of undiscounted cash flows could change, which could affect our conclusions regarding the recoverability of long-lived assets and could materially affect the value of long-lived assets and our results of operations.

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

Index

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

We recognize interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.5 million and penalties of $0.3 million as of December 31, 2012. Interest and penalties expensed were negligible during the years ended December 31, 2012 and 2011 and $0.1 million during the year ended December 31, 2010. Interest and penalties will continue to accrue on certain issues in 2013 and forward. We do not anticipate a significant change in our liabilities for uncertain tax positions during 2013.

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

Index

Comparison of Years Ended December 31, 2012 and December 31, 2011

					Percent of revenue
	Year ended December 31,		Increase (decrease)		Year ended December 31,
(in thousands)	2012	2011	Dollars	Percentage	2012	2011

Net sales
Publications	$146,373	$142,878	$3,495	2.4%	54.8%	54.0%
Specialty catalogs	65,680	65,958	(278)	(0.4%)	24.5%	24.9%
Books	55,302	56,227	(925)	(1.6%)	20.7%	21.2%
Intersegment sales elimination	(123)	(172)	49	28.5%	-	(0.1%)
Total net sales	267,232	264,891	2,341	0.9%	100.0%	100.0%

Cost of sales	213,926	216,743	(2,817)	(1.3%)	80.0%	81.8%

Gross profit	53,306	48,148	5,158	10.7%	20.0%	18.2%

Selling and administrative expenses	32,012	34,662	(2,650)	(7.6%)	12.0%	13.1%
(Gain) loss on disposition of fixed assets	(70)	437	(507)	nm	-	0.2%
Restructuring costs	220	2,369	(2,149)	nm	0.1%	0.9%
Amortization of intangibles	1,686	3,318	(1,632)	(49.2%)	0.6%	1.2%
Total operating expenses	33,848	40,786	(6,938)	(17.0%)	12.7%	15.4%

Operating income
Publications	19,822	8,757	11,065	126.4%	13.5%	6.1%
Specialty catalogs	(2,017)	(2,575)	558	21.7%	(3.1%)	(3.9%)
Books	2,225	2,876	(651)	(22.6%)	4.0%	5.1%
Corporate expenses	(572)	(1,696)	1,124	66.3%	N/A	N/A
Total operating income	19,458	7,362	12,096	164.3%	7.3%	2.8%

Other (income) expense
Interest expense	21,052	21,172	(120)	(0.6%)	7.9%	8.0%
Interest income	(7)	(14)	7	50.0%	-	-
(Gain) loss on repurchase of notes payable	(1,157)	1,022	(2,179)	nm	(0.4%)	0.4%
Other, net	61	15	46	306.7%	-	-
Total other expense	19,949	22,195	(2,246)	(10.1%)	7.5%	8.4%

Loss before income taxes	(491)	(14,833)	14,342	96.7%	(0.2%)	(5.6%)

Income tax benefit	(398)	(5,873)	5,475	nm	(0.2%)	(2.2%)

Net loss	$(93)	$(8,960)	$8,867	99.0%	-	(3.4%)

nm—not meaningful

Commentary:

Net sales for 2012 increased by $2.3 million or 0.9% versus 2011 due primarily to work from new and existing customers partially offset by lower paper pass through costs. Net sales for the Publications segment increased $3.5 million or 2.4% in 2012 compared to 2011 due primarily to work from new and existing journal customers partially offset by sales declines in magazines and lower paper pass through costs. Net sales for the Specialty Catalogs segment decreased $0.3 million or 0.4% in 2012 compared with 2011 due primarily to reductions in run lengths as catalog merchants reduced quantities in response to weak product sales. Net sales for the Books segment decreased $0.9 million or 1.6% in 2012 compared with 2011 due primarily to lower paper pass through costs.

Gross profit for 2012 increased by $5.2 million or 10.7% compared to 2011. Gross margin of 20.0% of net sales for 2012 reflected a 1.8 margin point increase versus 2011. Approximately 60% of the increase in our gross profit was attributable to the improved performance of the consolidated DPC/ULI business unit. More specifically, the gross profit and gross margin increases were due primarily to the impact of higher sales coupled with the absence in 2012 of the acceleration of depreciation expense recorded in 2011 in connection with the shutdown of ULI and the disposal of two printing presses at TDP. Additionally, lower people-related costs, including healthcare claims, as well as lower operating lease costs were partially offset by lower recycling revenue and lower freight margins as well as higher material and repair costs.

Index

Selling and administrative expenses decreased $2.7 million or 7.6% in 2012 as compared to 2011. The decrease was due primarily to lower people-related costs, lower bad debt expense and professional fees as well as the absence in 2012 of the management fee paid to our principal equity sponsors pursuant to an agreement that was terminated subsequent to the first quarter of 2011.

Restructuring costs were $2.1 million lower in 2012 as compared to 2011. The costs recorded during 2011 were primarily related to the shutdown of ULI, which was effectively completed by the end of 2011.

Amortization expense was $1.6 million lower in 2012 as compared to last year due to the absence in 2012 of the accelerated amortization of the ULI trade name recorded in 2011 in connection with the shutdown of ULI.

Operating income of $19.5 million for 2012 represented an increase of $12.1 million as compared to 2011. Approximately two-thirds of the increase in operating income was attributable to improved results from the consolidated DPC/ULI business unit.  More specifically, the increase in operating income was due primarily to the impact of higher sales coupled with the absence in 2012 of depreciation and amortization expense and restructuring costs recorded in 2011 in connection with the shutdown of ULI. The non recurrence of restructuring costs related to a 2011 workforce reduction, the absence of a fee paid to our principal equity sponsors, and lower people-related and operating lease costs were partially offset by lower recycling revenue, reduced freight margins and increased material and repair costs. Publications operating income increased by $11.1 million in 2012 as compared to 2011 with approximately three-quarters of the increase attributable to the consolidated DPC/ULI business unit. The increase in Publications operating income was due principally to higher sales as well as the absence in 2012 of accelerated depreciation and amortization expense and restructuring costs recorded in connection with the shutdown of ULI incurred during 2011. Publications operating income also benefitted from reductions in people-related costs and operating lease expense partially offset by lower recycling revenue. Specialty Catalogs had an operating loss of $2.0 million in 2012 as compared to an operating loss of $2.6 million in 2011, an improvement of $0.6 million. This improvement was primarily due to reductions in depreciation expense and people-related costs partially offset by lower sales, lower recycling revenue, reduced freight margins and higher material and repair costs. Operating income for the Books segment decreased by $0.7 million in 2012 as compared to 2011 due primarily to lower recycling revenue and higher equipment depreciation. A decrease in corporate expenses increased operating income by $1.1 million in 2012 as compared with 2011 due primarily to the absence of the fee paid to our principal equity sponsors in 2011 and restructuring costs which were recorded in 2011 in connection with a workforce reduction.

During 2012, we repurchased 2011 Notes with a face value of $12.1 million for $10.5 million in the open market, which included $0.4 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.8 million. As a result of the repurchases, we recognized a gain of $1.2 million. This compares favorably to the $1.0 million loss recorded during 2011 due primarily to the repurchase of our 2003 and 2004 Notes as the result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized deferred financing costs.

The loss before income taxes of $0.5 million for 2012 represented a $14.3 million improvement as compared to the $14.8 million loss before income taxes for 2011. The improvement was due primarily to higher sales, excluding pass through costs, and lower expenses mentioned previously.

Our effective income tax rate in 2012 was 81.0% as compared to 39.6% in 2011. As seen in the income tax rate reconciliation table in Note 11 to our Consolidated Financial Statements, the benefit derived from tax deductible goodwill (of approximately $0.5 million) has a significant impact on our income tax rate relative to our loss before income taxes. This benefit is partially offset by increases in state taxes as a result of conducting business in more states with higher statutory tax rates than in prior years.

We had a net loss of $0.1 million during 2012 as compared to net loss of $9.0 million for 2011. This improvement was due to the factors mentioned previously.

Index

Comparison of Years Ended December 31, 2011 and December 31, 2010

					Percent of revenue
	Year ended December 31,		Increase (decrease)		Year ended December 31,
(in thousands)	2011	2010	Dollars	Percentage	2011	2010

Net sales
Publications	$142,878	$148,758	$(5,880)	(4.0%)	54.0%	55.9%
Specialty catalogs	65,958	60,725	5,233	8.6%	24.9%	22.8%
Books	56,227	56,776	(549)	(1.0%)	21.2%	21.3%
Intersegment sales elimination	(172)	(71)	(101)	(142.3%)	(0.1%)	-
Total net sales	264,891	266,188	(1,297)	(0.5%)	100.0%	100.0%

Cost of sales	216,743	212,511	4,232	2.0%	81.8%	79.8%

Gross profit	48,148	53,677	(5,529)	(10.3%)	18.2%	20.2%

Selling and administrative expenses	34,662	35,799	(1,137)	(3.2%)	13.1%	13.5%
Loss on disposition of fixed assets	437	9	428	nm	0.2%	-
Restructuring costs	2,369	78	2,291	nm	0.9%	-
Amortization of intangibles	3,318	1,398	1,920	137.3%	1.2%	0.5%
Impairment charge	-	7,001	(7,001)	nm	-	2.7%
Total operating expenses	40,786	44,285	(3,499)	(7.9%)	15.4%	16.7%

Operating income
Publications	8,757	8,070	687	8.5%	6.1%	5.4%
Specialty catalogs	(2,575)	(1,485)	(1,090)	(73.4%)	(3.9%)	(2.4%)
Books	2,876	4,339	(1,463)	(33.7%)	5.1%	7.6%
Corporate expenses	(1,696)	(1,532)	(164)	(10.7%)	N/A	N/A
Total operating income	7,362	9,392	(2,030)	(21.6%)	2.8%	3.5%

Other (income) expense
Interest expense	21,172	15,791	5,381	34.1%	8.0%	5.9%
Interest income	(14)	(49)	35	71.4%	-	-
Loss on repurchase of notes payable	1,022	-	1,022	nm	0.4%	-
Other, net	15	23	(8)	(34.8%)	-	-
Total other expense	22,195	15,765	6,430	40.8%	8.4%	5.9%

(Loss) income before income taxes	(14,833)	(6,373)	(8,460)	(132.7%)	(5.6%)	(2.4%)

Income tax (benefit) provision	(5,873)	(432)	(5,441)	nm	(2.2%)	(0.2%)

Net (loss) income	$(8,960)	$(5,941)	$(3,019)	(50.8%)	(3.4%)	(2.2%)

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

Index

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

Index

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt interest requirements, finance capital expenditures and provide working capital. We estimate that our capital expenditures for 2013 will total about $8 million, which is below the amount allowed in our working capital facility and the indenture based on the unused amounts from prior periods that we can carry forward. The actual amount of our 2013 capital expenditures may vary materially depending on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2013, the performance of our business and economic and market conditions. We may from time to time seek to purchase or retire our 2011 Notes through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to our Parent in accordance with the limitations outlined in the indenture governing our 2011 Notes and our working capital facility.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term liquidity needs. Our working capital facility, under which we had $5.7 million outstanding as of December 31, 2012, is scheduled to terminate on January 14, 2014. We anticipate that we will be able to replace the current facility prior to its termination, but we cannot assure you that we will be able to do so.  Additionally, our 2011 Notes mature on April 15, 2014. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay these notes. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

We had cash of $1.6 million as of December 31, 2012 compared to $0.5 million as of December 31, 2011. During 2012, we utilized cash on hand to fund operations, make investments in new plant and equipment, pay interest on our debt and repurchase some of our 2011 Notes.

Operating Activities

Net cash provided by operating activities was $20.6 million for 2012 compared to $10.1 million for 2011, an increase of $10.5 million. This increase was primarily due to a decrease in our net loss of $8.9 million coupled with favorable changes in working capital and other assets and liabilities of $3.7 million. These were partially offset by a $2.1 million decrease in non-cash charges principally attributable to decreases in depreciation and amortization expenses as well as the non-cash portion of the gain realized on the repurchase of notes payable in 2012 partially offset by the decrease in the deferred income tax benefit in 2012. The favorable changes in working capital included (i) a favorable change in accrued expenses during 2012 as compared to an unfavorable change in 2011 due primarily to a change in our interest payment dates and (ii) a favorable change in accounts payable due to the timing of purchases and (iii) the refund of a $1.3 million deposit (in exchange for issuing a letter of credit in favor of an insurance provider) reflected as a favorable change in other current assets. These favorable changes were partially offset by an increase in work-in-process inventory due primarily to the timing of production activity at the end of 2012 as compared to the same period in 2011 coupled with the acceleration of paper inventory purchased on behalf of a customer in the Specialty Catalogs segment.

Net cash provided by operating activities was $10.1 million for 2011 compared to $22.7 million for 2010, a decrease of $12.6 million. This decrease was primarily due to an increase in our net loss of $3.0 million in 2011 as compared to 2010, a $5.0 million decrease in non-cash charges and unfavorable changes in working capital and other assets and liabilities of $4.6 million. The decrease in non-cash charges was principally attributable to the non recurrence of the 2010 impairment charges for goodwill and the increase in the deferred income tax benefit in 2011 partially offset by increases in depreciation and amortization expenses. The unfavorable changes in working capital included (i) an increase in accounts receivable at the end of 2011 as compared to 2010 driven by sales activity, (ii) a decrease in accounts payable at the end of 2011 as compared to 2010 due to the timing of purchases, and (iii) a decrease in accrued expenses due primarily to the timing of interest payments. These unfavorable changes were partially offset by a decrease in inventory at the end of 2011 as compared to 2010 because we had acquired additional paper inventory at the end of 2010 in advance of a price increase.

Index

Investing Activities

Net cash used in investing activities was $10.5 million for 2012 compared to $7.8 million for 2011. This $2.7 million increase was primarily the result of a $5.4 million decrease in fixed asset sale proceeds in 2012 as compared to 2011 (due to the sale in 2011 of the facility and equipment in connection with the closing of ULI) partially offset by decreases of $2.6 million of capital spending and $0.1 million of interest capitalized in connection with capital projects in 2012 as compared to 2011.

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

Financing Activities

Net cash used in financing activities was $8.9 million for 2012 compared to $15.5 million during 2011. The primary reasons for this $6.6 million decrease were the absence in 2012 of: (i) $7.2 million in costs paid during 2011 in connection with the offering of the 2011 Notes and the amendment and restatement of our working capital facility and (ii) $1.9 million used to fund the difference between the proceeds from the 2011 Notes and the amount needed to repay our 2003 and 2004 Notes. Additionally, there was a $0.8 million decrease in cash used to repurchase a portion of our 2011 Notes in 2012 as compared to the prior year. These items were partially offset by a decrease in net borrowings of $3.3 million on our working capital facility in 2012 as compared to the prior year.

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

Indebtedness

On April 15, 2011, we completed the offering of the 2011 Notes pursuant to an indenture, by and among us, our subsidiaries named on the signature pages thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”).  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. The 2011 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our current subsidiaries.

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

On April 15, 2011, we entered into an agreement to amend and restate our working capital facility, which now has a scheduled maturity of January 14, 2014. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million until October 15, 2013 and up to $10.0 million thereafter until maturity, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Actual available credit under the working capital facility fluctuates because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time and other limitations. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.  We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding.

Index

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

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under the working capital facility were used to repurchase all of our existing 2003 and 2004 Notes (due August 15, 2011) and to pay related fees and expenses.  We have significant interest payments due on the 2011 Notes, as well as interest payments due on borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2011 Notes are expected to be in excess of $15.0 million during 2013.

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

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items. Failure to satisfy the minimum Consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended December 31, 2012, our Consolidated EBITDA was $38.2 million.

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

The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the years ended December 31, 2012 and 2011 (in thousands).

Index

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Net cash provided by operating activities	$20,579	$10,109

Accounts receivable	(68)	333
Inventories	2,008	(492)
Other current assets	(1,059)	31
Refundable income taxes	(109)	101
Other assets	(28)	(753)
Accounts payable	214	1,256
Accrued expenses	(135)	2,523
Income taxes payable	(59)	-
Due to parent, net	-	535
Other liabilities	33	941
Provision for doubtful accounts	108	(299)
Provision for LIFO value	(39)	26
Deferred income tax benefit	496	5,064
Gain (loss) on disposition of fixed assets, net	70	(436)
Income tax benefit	(398)	(5,873)
Cash interest expense	16,303	17,101
Management fees	-	491
Non cash adjustments:
Adjustments to LIFO value	39	(26)
Increase in market value of investments	(10)	(8)
Amortization of prepaid lease costs	-	1
Loss on disposition of fixed assets	24	560
Interest income	(7)	(14)
Restructuring costs	220	2,369
Premium and fees paid to repurchase notes payable	-	935
Non capitalizable professional fees associated with refinancing debt	-	278
Consolidated EBITDA	$38,182	$34,753

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations as of December 31, 2012. The information presented in the table below reflects management’s estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations:

	Remaining Payments Due by Period
			2014 to	2016 to	2018 and
	Total	2013	2015	2017	beyond
(in thousands)

Long term debt, including interest (1)	$155,226	$15,738	$139,488	$-	$-
Operating leases	3,343	1,400	1,591	352	-
Purchase obligations (2)	2,901	2,753	141	7	-
Other long-term obligations (3)	13	13	-	-	-

Total (4)	$161,483	$19,904	$141,220	$359	$-

(1)
Includes $5.7 million principal amount due January 14, 2014 under our working capital facility and $125.9 million aggregate principal amount due on the 2011 Notes plus interest at 12.5% payable semi-annually through April 15, 2014.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	Represents payments due under a non-compete arrangement with our former Chairman of the Board.

(4)
At December 31, 2012, we have recognized $1.6 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Index

Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2012, 2011 and 2010.

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

In February 2013, the FASB issued an accounting standards update that amends accounting guidance to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required by GAAP to be reclassified to net income in their entirety in the same reporting period. The amendments in this accounting standards update are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this accounting standards update will not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in fiscal years 2012, 2011 and 2010 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We could be exposed to changes in interest rates. Our working capital facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During 2012, we had borrowings under our working capital facility, and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the year ended December 31, 2012. We do not currently utilize derivative financial instruments to hedge changes in interest rates. All of our other debt carries fixed interest rates.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholder of The Sheridan Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of The Sheridan Group, Inc. and Subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 27, 2013

Index

The Sheridan Group, Inc. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$1,597,556	$475,324
Accounts receivable, net of allowance for doubtful accounts of $282,174 and $1,173,194, respectively	25,543,990	25,504,733
Inventories, net	17,312,133	15,343,487
Other current assets	3,366,730	4,425,998
Refundable income taxes	-	109,387
Deferred income taxes	864,747	1,400,710
Total current assets	48,685,156	47,259,639

Property, plant and equipment, net	93,136,696	98,835,957
Intangibles, net	27,164,853	28,850,705
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	2,270,854	4,818,024
Other assets	1,062,326	1,090,681
Total assets	$206,298,526	$214,833,647

Liabilities
Current liabilities
Accounts payable	$15,151,602	$14,842,454
Accrued expenses	13,154,439	13,019,152
Income taxes payable	59,408	-
Total current liabilities	28,365,449	27,861,606

Notes payable and working capital facility	127,974,519	135,864,880
Deferred income taxes	18,449,300	19,452,050
Other liabilities	2,422,849	2,485,794
Total liabilities	177,212,117	185,664,330

Commitments and contingencies (Notes 12 and 15)

Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	42,117,195	42,106,557
Accumulated deficit	(13,030,786)	(12,937,240)
Total stockholder's equity	29,086,409	29,169,317

Total liabilities and stockholder's equity	$206,298,526	$214,833,647

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010
Net sales	$267,232,526	$264,890,671	$266,187,753
Cost of sales	213,926,099	216,743,214	212,510,439
Gross profit	53,306,427	48,147,457	53,677,314
Selling and administrative expenses	32,012,176	34,662,195	35,799,291
(Gain) loss on disposition of fixed assets	(70,447)	436,596	9,385
Restructuring costs	220,342	2,368,933	78,335
Amortization of intangibles	1,685,852	3,317,815	1,398,015
Impairment charges	-	-	7,000,785
Total operating expenses	33,847,923	40,785,539	44,285,811
Operating income	19,458,504	7,361,918	9,391,503
Other (income) expense
Interest expense	21,052,109	21,172,207	15,790,421
Interest income	(6,855)	(14,508)	(48,869)
(Gain) loss on repurchase of notes payable	(1,156,855)	1,021,929	-
Other, net	61,370	15,064	22,906
Total other expense	19,949,769	22,194,692	15,764,458
Loss before income taxes	(491,265)	(14,832,774)	(6,372,955)
Income tax benefit	(397,719)	(5,872,649)	(432,209)
Net loss	$(93,546)	$(8,960,125)	$(5,940,746)

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2012, 2011 and 2010

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2009	1	-	$42,047,938	$1,963,631	$44,011,569

Capital contribution from parent company - stock options exercised	-	-	2,970	-	2,970
Stock-based compensation	-	-	25,000	-	25,000
Net loss	-	-	-	(5,940,746)	(5,940,746)

Balance as of December 31, 2010	1	-	42,075,908	(3,977,115)	38,098,793

Stock-based compensation	-	-	30,649	-	30,649
Net loss	-	-	-	(8,960,125)	(8,960,125)

Balance as of December 31, 2011	1	-	42,106,557	(12,937,240)	29,169,317

Stock-based compensation	-	-	10,638	-	10,638
Net loss	-	-	-	(93,546)	(93,546)

Balance as of December 31, 2012	1	-	$42,117,195	$(13,030,786)	$29,086,409

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	December 31,	December 31,	December 31,
	2012	2011	2010
Cash flows provided by operating activities:
Net loss	$(93,546)	$(8,960,125)	$(5,940,746)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	16,813,475	20,391,299	19,466,429
Amortization of intangible assets	1,685,852	3,317,815	1,398,015
Impairment of goodwill	-	-	7,000,785
Provision for doubtful accounts	(107,606)	298,703	917,857
Provision for LIFO value	39,096	(25,968)	30,226
Stock-based compensation	10,638	30,649	25,000
Amortization of deferred financing costs and debt discount, included in interest expense	4,749,405	4,070,731	942,225
Deferred income tax benefit	(496,383)	(5,064,322)	(1,199,846)
Non-cash portion of net (gain) loss on repurchase of notes payable	(1,156,855)	87,433	-
(Gain) loss on disposition of fixed assets	(70,447)	436,596	9,385
Changes in operating assets and liabilities
Accounts receivable	68,349	(332,803)	2,993,652
Inventories	(2,007,742)	491,533	(1,849,648)
Other current assets	1,059,267	(31,335)	(366,020)
Refundable income taxes	109,387	(100,930)	171,016
Other assets	28,355	753,058	(15,566)
Accounts payable	(213,916)	(1,255,940)	1,057,415
Accrued expenses	135,286	(2,522,706)	(2,157,018)
Income taxes payable	59,408	-	413,396
Due to parent, net	-	(534,440)	-
Other liabilities	(33,349)	(940,627)	(156,379)
Net cash provided by operating activities	20,578,674	10,108,621	22,740,178

Cash flows used in investing activities:
Purchases of property, plant and equipment	(10,213,587)	(12,804,799)	(13,671,287)
Interest capitalized in connection with purchases of property, plant and equipment	(405,000)	(542,000)	-
Proceeds from sale of fixed assets	97,885	5,515,182	535,481
Net cash used in investing activities	(10,520,702)	(7,831,617)	(13,135,806)

Cash flows (used in) provided by financing activities:
Borrowing of revolving line of credit	95,490,222	44,327,324	-
Repayment of revolving line of credit	(94,300,000)	(39,800,000)	-
Repayment of long term debt	(10,110,962)	(153,800,600)	-
Proceeds from issuance of long term debt	-	141,000,000	-
Payment of deferred financing costs in connection with long term debt	(15,000)	(7,245,486)	-
Proceeds from capital contribution from parent company	-	-	2,970
Net cash (used in) provided by financing activities	(8,935,740)	(15,518,762)	2,970

Net increase (decrease) in cash and cash equivalents	1,122,232	(13,241,758)	9,607,342

Cash and cash equivalents at beginning of period	475,324	13,717,082	4,109,740

Cash and cash equivalents at end of period	$1,597,556	$475,324	$13,717,082

Supplemental disclosure of cash flow information
Cash paid (received) during the year for
Interest paid	$16,539,010	$19,007,382	$14,822,816
Income taxes (received) paid, net	$(24,495)	$(12,985)	$181,237

Non-cash investing activities
Asset additions in accounts payable	$1,103,907	$580,843	$787,993

The accompanying notes are an integral part of these consolidated financial statements.

Index

The Sheridan Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis. Past due balances over 120 days are reviewed for collectibility and form the basis of our reserve. When we determine that a particular customer poses a credit risk, a specific reserve is established. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. During 2010, 2011 and 2012, we wrote off significant reserves we had provided in earlier periods for specific customers which were deemed to be insolvent.

A roll forward of the allowance for doubtful accounts is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010

Balance at beginning of period	$1,173,194	$2,261,252	$2,055,569

Charged to expense, net of recoveries	(107,606)	298,703	917,857

Deductions	(783,414)	(1,386,761)	(712,174)

Balance at end of period	$282,174	$1,173,194	$2,261,252

Inventories

Inventories are stated at the lower of cost or market with the cost of TSP’s paper inventory and SBI’s work-in-process inventory determined by the last-in, first-out (“LIFO”) cost method. The cost of the remaining inventory (approximately 88% and 89% of inventories at December 31, 2012 and 2011, respectively) is determined using the first-in, first-out (“FIFO”) method.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe there was any impairment of property and equipment as of December 31, 2012, 2011 and 2010.

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

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually or whenever circumstances indicate that the carrying value of the reporting unit’s net assets may not be recoverable, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment is then measured in the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for each reporting unit. To determine the implied fair value of goodwill, we make a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. In connection with our annual assessment of goodwill in 2010, we concluded that $7.0 million of DPC goodwill (a component of our Publications segment) was fully impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2010. In connection with our annual assessment of goodwill in 2011 and 2012, we concluded that there was no impairment.

Identified Intangible and Other Long-Lived Assets

Identified intangible assets, which primarily consist of customer relationships and trade names, were valued at fair value, effective with acquisitions. All long-lived assets are amortized over the estimated useful lives. We review long-lived assets for impairment using undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying values of the long-lived asset groups (including goodwill) may not be recoverable. If the sum of undiscounted cash flows are less than the carrying values, the difference between the fair value of the long-lived asset group, using discounted cash flows, and the carrying value is recognized as impairment to the extent of the individual fair values of the long-lived assets (except goodwill). We do not believe there was any impairment of intangible assets or other long-lived assets as of December 31, 2012, 2011 and 2010.

Deferred Financing Costs

Deferred financing costs were $2.3 million and $4.8 million as of December 31, 2012 and 2011, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt. During 2012, we capitalized a nominal amount of professional fees in connection with an amendment to our working capital facility and wrote off $0.3 million of costs in connection with the repurchase of certain 2011 Notes.

Accounting for Stock Based Compensation

Our parent company, Holdings, established the 2003 Stock-based Incentive Compensation Plan (the “2003 Plan”), pursuant to which Holdings has reserved for issuance 55,500 shares of its Common Stock. There is currently no public trading market for the Common Stock. When necessary, we determine fair value through internal valuations based on historical financial information and/or through a third party service provider. As of December 31, 2012, 5,370 shares were available for future grants. Stock options are granted at exercise prices not less than the fair market value of the stock at the date of grant. Options generally vest ratably over a five-year period, except those options granted to officers, portions of which vest ratably over five years, and the remainder of which vest upon the achievement of certain performance targets, the occurrence of certain future events, including the sale of the Company or a qualified public offering, or after eight years from the date of grant, as specified in the 2003 Plan. Options expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share options upon exercise.

Index

For each of the years ended December 31, 2012, 2011 and 2010, we recognized minimal amounts of non-cash stock-based compensation expense which was included in selling and administrative expenses.

We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the options is an output of the option-pricing model and estimates the period of time that options are expected to remain unexercised. We use historical data to estimate the timing and amount of option exercises and forfeitures. The expected volatility is calculated by averaging the volatility, over a period equal to the expected term of the options, for five peer group companies and a small-cap index. There were no stock options granted during the years ended December 31, 2011 and 2012. The following summarizes the assumptions used for estimating the fair value of stock options granted during the year ended December 31, 2010:

Risk-free interest rate	2.87%-3.44%
Average expected years until exercise	7.75 years
Expected volatility	52.13%-54.37%
Weighted-average expected volatility	53.25%
Dividend yield	0%

The following is a summary of option activity for the years ended December 31, 2010, 2011 and 2012:

		Weighted average		Aggregate
	Number of	Exercise	Remaining term	intrinsic
	shares	price	(in years)	value
Options outstanding at December 31, 2009	45,600	$12.56	4.3	$487,000
Granted	7,660	23.24
Exercised	(120)	24.75
Forfeited	(640)	16.45
Options outstanding at December 31, 2010	52,500	$14.05	4.2	$-
Granted	-	-
Exercised	-	-
Forfeited	(2,630)	11.36
Options outstanding at December 31, 2011	49,870	$10.09	3.2	$-
Granted	-
Exercised	-
Forfeited	(2,100)	11.70
Options outstanding at December 31, 2012	47,770	$10.09	2.1

Options exercisable at December 31, 2012	39,582	$10.06	1.3	$-

The following is a summary of non-vested option activity for the years ended December 31, 2012, 2011 and 2010:

				Weighted average grant
	Number of shares			date fair value
	Years ended December 31,			Years ended December 31,
	2012	2011	2010	2012	2011	2010
Non vested options outstanding at beginning of year	22,224	26,200	19,800	$5.89	$6.63	$4.13
Granted	-	-	7,660	-	-	13.80
Vested	(13,346)	(1,346)	(620)	14.58	9.21	10.60
Forfeited	(690)	(2,630)	(640)	12.64	4.14	5.60
Non vested options outstanding at end of year	8,188	22,224	26,200	$13.31	$5.89	$6.63

The total compensation cost related to nonvested awards not yet recognized as of December 31, 2012 is approximately $0.1 million and will be recognized over a weighted average period of approximately 3.9 years.

During the years ended December 31, 2012 and 2011, no options to purchase Holdings Common Stock were exercised. During the year ended December 31, 2010, 120 options to purchase Holdings Common Stock were exercised and $2,970 of proceeds was received. The total intrinsic value, the difference between the exercise price and the fair value of Holdings Common Stock on the date of exercise of options exercised during the year ended December 31, 2010, was negligible.

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

We believe that the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximate their fair values due to the short maturity of these instruments. The estimated fair value of our publicly traded debt, based on level 2 inputs, was approximately $104.5 million and $121.4 million as of December 31, 2012 and 2011, respectively.

Advertising Costs

We expense advertising costs as the advertising occurs in accordance with the authoritative guidance. Advertising expense, included in selling and administrative expenses in the consolidated statements of operations, was approximately $0.5 million, $0.3 million and $0.2 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In February 2013, the FASB issued an accounting standards update that amends accounting guidance to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required by GAAP to be reclassified to net income in their entirety in the same reporting period. The amendments in this accounting standards update are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this accounting standards update will not have a significant impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. Inventories

Inventories consist of the following:

Index

	December 31,	December 31,
	2012	2011
Work-in-process	$7,113,379	$6,160,151
Raw materials (principally paper)	10,514,992	9,460,478
	17,628,371	15,620,629
Excess of current cost over LIFO inventory value	(316,238)	(277,142)
Total	$17,312,133	$15,343,487

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2012	2011
Land	$3,272,111	$3,272,111
Buildings and improvements	43,631,665	43,507,154
Machinery and equipment	164,753,375	158,826,090
	211,657,151	205,605,355
Accumulated depreciation	(118,520,455)	(106,769,398)
Property, plant and equipment, net	$93,136,696	$98,835,957

Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $16.8 million, $20.4 million, and $19.5 million, respectively. During 2012 and 2011, we capitalized $0.4 million and $0.5 million, respectively, of interest costs in connection with plant and equipment we acquired.

5. Intangible Assets

In conjunction with previous acquisitions, we acquired intangible assets relating to customer relationships, trade names and technology. The customer relationships, trade names and technology are being amortized using the straight-line method over their estimated useful lives as described below. Amortization expense for the years ended December 31, 2012, 2011 and 2010 related to customer relationships, trade names and technology intangible assets was $1.7 million, $3.3 million and $1.4 million, respectively. In 2011, we expensed $1.6 million associated with the accelerated amortization of the ULI trade name which was disposed of as a result of the shutdown of the ULI facility (see Note 17). In 2011, our analysis of customer attrition rates indicated that an adjustment was needed to the remaining useful life associated with the customer relationship asset at DPC. This was due primarily to the loss of customers in the specialty magazine business. The remaining useful life changed from 25 years to 15 years effective January 1, 2011. Accumulated impairments, in the table below, consist of impairment charges we recorded in 2008 related to customer relationships at ULI and TDP. Other, in the table below, represents the realization of the tax goodwill benefit in connection with the acquisition of TDP (see Note 11). In the years 2008 through 2009, this benefit was applied to reduce intangibles related to the acquisition of TDP since there was no book goodwill related to this previous acquisition as of the beginning of 2008. Intangible assets as of December 31, 2012 and 2011 consisted of the following:

Index

		December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Other	Net Carrying Amount
Customer relationships	15-25 years	$27,800,000	$10,084,387	$2,202,626	$2,135,806	$13,377,181
Trade names	40 years	20,400,000	6,253,225	-	359,103	13,787,672
Technology	5 years	300,000	243,416	-	56,584	-
Totals		$48,500,000	$16,581,028	$2,202,626	$2,551,493	$27,164,853

		December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Other	Net Carrying Amount
Customer relationships	15-25 years	$27,800,000	$8,848,535	$2,202,626	$2,135,806	$14,613,033
Trade names	40 years	20,400,000	5,803,225	-	359,103	14,237,672
Technology	5 years	300,000	243,416	-	56,584	-
Totals		$48,500,000	$14,895,176	$2,202,626	$2,551,493	$28,850,705

We estimate annual amortization expense related to these intangibles as follows:

Amortization
Years ended December 31,	expense

2013	1,685,852
2014	1,685,852
2015	1,685,852
2016	1,685,852
2017	1,685,852
Thereafter	18,735,593

Total	$27,164,853

6. Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $34.0 million at December 31, 2012 and 2011, respectively.

As of December 31, 2010, the initial step in the annual test for goodwill impairment indicated potential impairment at DPC, one of the components of the Publications segment, due primarily to the longer and more sustained deterioration of the magazine business through the fourth quarter of 2010, and the unlikely prospect of a meaningful recovery in the near term. We completed the second step by comparing the implied fair value of goodwill to the carrying value of goodwill for DPC. As a result of the second step, we determined that the $7.0 million carrying value of goodwill at DPC was fully impaired. There were no changes in the carrying amount of goodwill for the year ended December 31, 2011 and 2012. The following table reflects the components of goodwill by segment as of December 31, 2010, 2011 and 2012:

Index

		Specialty
	Publications	Catalogs	Books	Consolidated

Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(10,437,772)	(12,774,931)	-	(23,212,703)
Balance at December 31, 2010	$25,055,793	$-	$8,922,848	$33,978,641

Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(10,437,772)	(12,774,931)	-	(23,212,703)
Balance at December 31, 2011	$25,055,793	$-	$8,922,848	$33,978,641

Goodwill	35,493,565	12,774,931	8,922,848	57,191,344
Accumulated impairment losses	(10,437,772)	(12,774,931)	-	(23,212,703)
Balance at December 31, 2012	$25,055,793	$-	$8,922,848	$33,978,641

7. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2012	2011
Other receivables	$1,283,471	$1,128,872
Prepaid expenses and deposits	2,083,259	3,297,126
Deferred compensation plan assets	961,008	945,401
Other	101,318	145,280
Total	4,429,056	5,516,679
Less: current portion	3,366,730	4,425,998
Long-term portion	$1,062,326	$1,090,681

8. Notes Payable and Working Capital Facility

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the “2011 Notes”).  The 2011 Notes, which were issued by The Sheridan Group, Inc. under an indenture (the “Indenture”), will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. Proceeds of the offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our 10.25% senior secured notes that were due to mature on August 15, 2011 (the “2003 and 2004 Notes”) and to pay approximately $6.5 million in professional fees and expenses incurred in connection with the issuance of the 2011 Notes. These fees and expenses were capitalized as deferred financing costs and will be amortized to interest expense using the effective interest rate method over the term of the 2011 Notes. We recognized a loss on the repurchase of the 2003 and 2004 Notes of approximately $1.2 million as a result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs.

During 2012, we repurchased in the open market 2011 Notes with a face value of $12.1 million for $10.5 million, which included $0.4 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.8 million. As a result of the repurchases, we recognized a net gain of $1.2 million.

During 2011, we repurchased in the open market 2011 Notes with a face value of $8.2 million for $7.1 million, which included $0.1 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.7 million. As a result of the repurchases, we recognized a net gain of $0.5 million.

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

The carrying value of the 2011 Notes was $122.3 million and $131.3 million as of December 31, 2012 and 2011, respectively.

Index

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

The Indenture requires that we maintain certain minimum Consolidated EBITDA (as defined in the Indenture) levels for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for the period beginning on April 15, 2011 and ending on December 31, 2011 and for each fiscal year thereafter. In addition, the Indenture contains covenants that, subject to a number of important exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to, among other things: pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness; make certain investments; create liens; agree to restrictions on the payment of dividends; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries; enter into transactions with our affiliates; designate our subsidiaries as unrestricted subsidiaries; use the proceeds of permitted sales of our assets; and change business lines. If an event of default, as specified in the Indenture, shall occur and be continuing, either the trustee or the holders of a specified percentage of the 2011 Notes may accelerate the maturity of all the 2011 Notes. We have complied with all of the restrictive covenants as of December 31, 2012.

Subject to certain conditions, we are required to make an offer to purchase 2011 Notes with 75% of our Excess Cash Flow (as defined in the Indenture) following the end of each of (1) the fiscal year ending on December 31, 2011, (2) the fiscal year ending on December 31, 2012 and (3) the three consecutive fiscal quarters ended September 30, 2013 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest (and liquidated damages, if any) to the date of repurchase. We determined that an Excess Cash Flow Offer was not required for the fiscal year ending December 31, 2012.

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

On April 15, 2011, we entered into an agreement to amend and restate our working capital facility, which now has a scheduled maturity of January 14, 2014. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million until October 15, 2013 and up to $10.0 million thereafter until maturity, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.

We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing and approximately $0.4 million of professional fees, which were capitalized as deferred financing costs and will be amortized to interest expense on a straight-line basis over the term of the working capital facility. As of December 31, 2012, we had $5.7 million outstanding under the working capital facility, $1.3 million in letters of credit outstanding and unused amounts available of $8.0 million.

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

Index

In accordance with the terms of the working capital facility, payment of the borrowings may be accelerated at the option of the lender if an event of default, as defined in the working capital facility agreement, occurs.  Events of default include, without limitation, nonpayment of principal and interest by the due date; failure to perform or observe certain specific covenants; material breach of representations or warranties; default as to other indebtedness (including under the notes); certain events of bankruptcy and insolvency; inability or failure to pay debts as they come due; the entry of certain judgments against us; certain liabilities with regard to ERISA plans; the invalidity of any documents in connection with the working capital facility; a change in control of the Company; or an event effecting the subordination of certain indebtedness. We have complied with all of the restrictive covenants as of December 31, 2012.

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

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2012	2011
Payroll and related expenses	$3,653,284	$3,076,803
Accrued interest	3,374,934	3,611,240
Customer prepayments	3,604,679	3,181,217
Self-insured health and workers' compensation accrual	1,096,763	1,406,556
Other	1,424,779	1,743,336
Total	$13,154,439	$13,019,152

10. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2012	2011
Deferred compensation	$786,052	$761,166
Uncertain tax positions	1,636,797	1,712,030
Other	-	12,598
Total	$2,422,849	$2,485,794

11. Income Taxes

The components of the income tax benefit are as follows:

	December 31,	December 31,	December 31,
	2012	2011	2010
Current
Federal	$-	$(592,587)	$387,886
State	98,664	(215,740)	379,751
	98,664	(808,327)	767,637
Deferred
Federal	(605,310)	(4,826,950)	(757,806)
State	108,927	(237,372)	(442,040)
	(496,383)	(5,064,322)	(1,199,846)
Total	$(397,719)	$(5,872,649)	$(432,209)

Index

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2012	2011

Deferred tax assets
Incentive and vacation accrual	$472,585	$609,048
Bad debt reserve	104,034	439,691
Self insurance accrual	199,952	276,704
Intangible assets	88,215	153,394
Inventory-additional costs capitalized for tax	287,589	272,211
Alternative minimum tax credit carryforward	323,993	237,628
Net operating loss carryforwards-Federal	5,113,413	6,947,116
Net operating loss carryforwards-States	591,937	1,019,133
Charitable contribution carryforward	-	27,375
Goodwill	2,851,131	3,195,548
Federal benefit related to State uncertain tax positions	354,122	383,718
Interest on contingent payment debt instrument	1,321,921	-
Other	222,335	163,500
Valuation allowance	(441,574)	(743,225)
Total deferred tax assets	11,489,653	12,981,841
Deferred tax liabilities
Intangible assets	10,086,724	10,729,784
Inventory basis difference	141,461	178,468
Property and equipment	17,181,825	18,469,405
Land	617,994	615,920
Prepaid insurance	126,453	117,018
Interest on contingent payment debt instrument	-	89,202
Other	919,749	833,384
Total deferred tax liabilities	29,074,206	31,033,181
Net deferred tax liabilities	$17,584,553	$18,051,340

	December 31,	December 31,
	2012	2011
Included in the balance sheet
Noncurrent deferred tax liabilities in excess of assets	$18,449,300	$19,452,050
Current deferred tax assets in excess of liabilities	864,747	1,400,710
Net deferred tax liability	$17,584,553	$18,051,340

We will realize a tax benefit associated with the amount of tax goodwill in excess of book goodwill associated with the acquisition of TDP. We only recognize the benefit when realized on future tax returns and have previously applied the benefit first to reduce book goodwill associated with the acquisition to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and third to reduce income tax expense. During 2012, 2011 and 2010, we realized a tax benefit of $0.8 million in each year associated with the realization of tax deductible goodwill. For the years ended December 31, 2012, 2011 and 2010, $0.5 million of this benefit was recorded as a reduction to the tax provision.

As of December 31, 2012 and 2011, we had state NOLs with a tax effected value of approximately $0.6 million and $1.1 million, respectively, in jurisdictions in which we are required to file on a separate company basis, which begin to expire in 2016. We have determined that the majority of the state NOLs require a full valuation allowance as of December 31, 2012 and 2011, due to the uncertainty of their realization.

Index

We utilized NOLs against Federal and state taxable income, which reduced tax expense by $1.8 million in 2012, a negligible amount in 2011 and $0.2 million in 2010, respectively.

A roll forward of our valuation allowance is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010

Balance at beginning of period	$743,225	$774,154	$758,393

Charged to expense	810	56,801	25,790

Other, net	(302,461)	(87,730)	(10,029)

Balance at end of period	$441,574	$743,225	$774,154

Our income tax provision differs from taxes computed using the U.S. Federal statutory tax rate as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2012	2011	2010

Loss before income taxes	$(491,265)	$(14,832,774)	$(6,372,955)

U.S. Federal statutory tax rate	$(167,030)	$(5,043,143)	$(2,166,805)
Increase (decrease) in tax expense resulting from
Tax reserves	(45,637)	(159,672)	(4,346)
Non-deductible meals and entertainment	57,122	60,410	54,669
Change in valuation allowance	810	56,801	25,790
Goodwill impairment	-	-	2,380,267
Tax goodwill in excess of book goodwill	(451,516)	(451,516)	(451,516)
State income taxes, net of U.S.
Federal income tax benefit	(6,153)	(407,962)	228,887
Change in state tax apportionment and rates	209,507	76,783	(443,213)
Domestic production activity deduction		-	(35,415)
Other, net	5,178	(4,350)	(20,527)
Income tax benefit	$(397,719)	$(5,872,649)	$(432,209)

We reported an increase in our deferred state tax liabilities and our deferred state tax provision of approximately $0.1 million during the year ended December 31, 2012 and a decrease of $0.2 million and $0.4 million during the years ended December 31, 2011 and 2010, respectively, which includes adjustments to anticipated state effective income tax rates due to changes in apportionment of our taxable income to states with high tax rates. We recognized a minimal increase during the years ended December 31, 2012 and 2010, respectively, in our effective rate related to the accounting for uncertain tax positions. During the year ended December 31, 2011, the change in our effective rate related to uncertain tax positions was an increase of $0.2 million.

We file consolidated tax returns with Holdings for Federal and certain state jurisdictions. During 2011, we generated a net operating loss (“NOL”). Due to the operating loss carryforwards at Holdings, we will not realize a current benefit from our NOLs. Therefore, the current benefit, of approximately $3.0 million, has been reclassified as a non-current deferred tax asset and is netted against non-current deferred tax liabilities on the consolidated balance sheet. The Federal NOL expires in 2031. In the states where we file consolidated tax returns with Holdings, the NOLs expire at various times beginning in 2021.

Our uncertain tax positions relate primarily to state nexus and other related state tax issues. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.7 million. Our uncertain tax positions, excluding interest and penalties, are as follows:

Index

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010

Balance at beginning of period	$1,125	$1,324	$1,359

Increases for current year tax positions	7	25	19

Increases for prior year tax positions	-	-	163

Decreases for prior year tax positions	(6)	(163)	-

Lapse in statute of limitations	(88)	(61)	(91)

Settlement of tax positions	-	-	(126)

Balance at end of period	$1,038	$1,125	$1,324

We continue to recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. We had accrued interest of $0.5 million and penalties of $0.3 million as of December 31, 2012 and 2011. Interest and penalties expensed were negligible during the year ended December 31, 2012 and 2011 and $0.1 million during the year ended December 31, 2010. Interest and penalties will continue to accrue on certain issues in 2013 and forward.

We are subject to U.S. Federal income tax as well as income tax of multiple state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return and most state income tax returns are closed for all tax years up to and including 2008. No Federal or state income tax returns are under examination by the respective taxing authorities, with the exception of an ongoing examination by the state of Illinois.

12. Commitments

We lease warehouse, plant and office space, printing equipment, computer equipment and delivery equipment under non-cancelable operating leases. Rental expense relating to these leases was approximately $1.8 million, $2.4 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 approximate minimum future rental payments under non-cancelable operating leases are as follows:

Years Ended December 31,	(in thousands)
2013	$1,400
2014	928
2015	663
2016	346
2017	6
Thereafter	-
Total	$3,343

We have also entered into agreements to acquire raw materials and additional plant and equipment. As of December 31, 2012, approximate future payments related to these agreements are as follows:

Index

	(in thousands)
	Raw	Plant and
Years Ended December 31,	materials	equipment
2013	$351	$2,402
2014	93	-
2015	48	-
2016	7	-
2017	-	-
Thereafter	-	-
Total	$499	$2,402

13. Employee Benefit Plans

We sponsor a 401(k) retirement plan (the “Plan”). Substantially all of our employees are eligible to participate in the Plan on the first day of the month in which the employee has attained 18 years of age and 30 days of employment. Employees may make pre-tax contributions of their eligible compensation under the Plan and may direct their investments among various pre-selected investment alternatives. We determine discretionary and matching contributions to the Plan. No contributions were charged to operations for the years ended December 31, 2012, 2011 and 2010.

We maintain a non-qualified deferred compensation plan for certain employees which allows participants to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis and which allows for make-whole contributions for participants whose pre-tax deferrals are limited under our 401(k) Plan and other discretionary contributions. Contributions made by us and our employees are maintained in an irrevocable trust. Legally, the assets remain ours; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquirer, but the assets are subject to the claims of our general creditors. The employee has no right to assign or transfer contractual rights in the trust. The participants are fully vested in their compensation deferred; however, the make-whole contributions and any employer discretionary contributions are subject to vesting requirements. As of December 31, 2012 and 2011, we recorded a deferred compensation liability of approximately $0.8 million in other non-current liabilities in the accompanying consolidated balance sheets. We account for the assets as trading securities. The change in the fair value of the non-vested assets held in trust is recorded within “Other, net” in the accompanying consolidated statements of operations. The change in the deferred compensation obligation related to changes in the fair value of the vested assets is recorded as income (loss) in compensation expense. The assets held in trust were approximately $1.0 million and $0.9 million as of December 31, 2012 and 2011, respectively, and are recorded at their fair value, based on quoted market prices, as discussed in “Fair Value Measurements” in Note 2. The assets held in trust are included in “Other assets” in the accompanying consolidated balance sheets.

14. Related Party Transactions

In 2003, we entered into a 10-year management agreement with our parent company’s principal equity sponsors, BRS and JCP, pursuant to which BRS and JCP provided financial, advisory and consulting services to us. In exchange for these services, BRS and JCP received a management fee equal to the greater of $0.5 million or 2% of earnings before interest, taxes depreciation and amortization (as defined in the management agreement), plus reasonable out-of-pocket expenses. On April 15, 2011, the management agreement was terminated and no amounts will be expensed in connection with the management agreement subsequent to the three-month period ended March 31, 2011. We incurred and paid approximately $0.5 million in management fees for the year ended December 31, 2011.

Pierce Atwood LLP provides legal services for TDP. A partner at Pierce Atwood LLP is the brother of Christopher A. Pierce, one of our parent company’s largest shareholders. The fees incurred and paid for the years ended December 31, 2012, 2011 and 2010 were negligible.

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

Index

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

We had no customers which accounted for 10.0% or more of our net sales for the years ended December 31, 2012, 2011 and 2010.

The following table provides segment information for continuing operations (in thousands):

Index

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2012	2011	2010
Net sales
Publications	$146,373	$142,878	$148,758
Specialty catalogs	65,680	65,958	60,725
Books	55,302	56,227	56,776
Intersegment eliminations	(123)	(172)	(71)
Consolidated total	$267,232	$264,891	$266,188

Operating income (loss)
Publications	$19,822	$8,757	$8,070
Specialty catalogs	(2,017)	(2,575)	(1,485)
Books	2,225	2,876	4,339
Corporate	(572)	(1,696)	(1,532)
Consolidated total	$19,458	$7,362	$9,392

Depreciation and amortization
Publications	$9,251	$13,203	$11,505
Specialty catalogs	5,451	6,878	5,767
Books	3,667	3,458	3,419
Corporate	130	170	173
Consolidated total	$18,499	$23,709	$20,864

Capital expenditures
Publications	$2,376	$9,862	$10,326
Specialty catalogs	1,526	2,159	1,628
Books	6,250	593	1,234
Corporate	62	191	483
Consolidated total	$10,214	$12,805	$13,671

Assets
Publications	$117,954	$124,886
Specialty catalogs	44,481	47,119
Books	41,827	39,429
Corporate	2,037	3,400
Consolidated total	$206,299	$214,834

Goodwill
Publications	$25,056	$25,056
Books	8,923	8,923
Consolidated total	$33,979	$33,979

Intangible assets
Publications	$25,505	$27,133
Books	1,660	1,718
Consolidated total	$27,165	$28,851

A reconciliation of total segment operating income to consolidated loss before income taxes is as follows:

Index

	Years ended December 31,
(in thousands)	2012	2011	2010

Total operating income (as shown above)	$19,458	$7,362	$9,392

Interest expense	(21,052)	(21,172)	(15,791)
Interest income	7	14	49
Gain (loss) on repurchase of notes payable	1,157	(1,022)	-
Other, net	(61)	(15)	(23)

Loss before income taxes	$(491)	$(14,833)	$(6,373)

17. Restructuring Costs

DPC/ULI Consolidation

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

Due to continued adverse trends in the specialty magazine business (within our Publications segment) as a result of the weak economy, on January 19, 2011, our Board of Directors approved a restructuring plan to consolidate all specialty magazine printing operations into one site. Our ULI facility in Ashburn, Virginia ceased operation on July 1, 2011, and we consolidated the printing of specialty magazines at DPC in Hanover, New Hampshire. Approximately 80 positions were eliminated as a result of the closure. Approximately 20 employees in the Customer Service and Sales areas were retained by DPC. On November 23, 2011, we completed the sale of the Ashburn, Virginia facility for $4.2 million. After deducting related closing costs, our net proceeds were $3.9 million.

In connection with this consolidation, we recorded $0.2 million of restructuring charges during 2012. Charges related to severance and other personnel costs totaled $0.1 million and charges for other exit costs totaled $0.1 million. During 2011, we recorded $1.8 million of restructuring charges. Charges related to severance and other personnel costs totaled $1.3 million and charges for other exit costs totaled $0.5 million. We believe that any future costs in connection with this consolidation will be minimal. We had a liability of $0.2 million related to this restructuring outstanding as of December 31, 2012.

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

Workforce Reduction

During the third quarter of 2011, we implemented a restructuring plan to reduce our operating costs through a workforce reduction across all segments of our business. Approximately 20 positions were eliminated as a result of this action. We recorded $0.6 million of restructuring costs during 2011. The costs related primarily to guaranteed severance payments and employee health benefits. We had a minimal liability related to this restructuring outstanding as of December 31, 2012.

The table below shows our restructuring activity in 2012 and our restructuring accrual balance at December 31, 2012 (in thousands):

Index

	DPC/ULI	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2011	$168	$282	$450
Restructuring costs expensed	220	-	220
Restructuring costs paid	(216)	(254)	(470)
Restructuring accrual at December 31, 2012	$172	$28	$200

18. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter
Net sales	$69,942	$65,010	$65,812	$66,468
Gross profit	13,685	13,363	13,314	12,944
Operating income	4,752	4,791	5,222	4,693
Net (loss) income	$(166)	$(16)	$279	$(190)

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter
Net sales	$68,189	$65,000	$67,015	$64,687
Gross profit	11,586	11,297	13,457	11,808
Operating income	108	580	4,001	2,673
Net loss	$(2,363)	$(3,884)	$(963)	$(1,750)

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

19. Subsequent Events (unaudited)

During the first quarter of 2013, we repurchased in the open market 2011 Notes with a face value of $6.6 million for $5.9 million, which included $0.2 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.3 million. As a result of the repurchases, we will recognize a net gain of $0.7 million.

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

Index

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including the CEO and CFO, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2012. Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Jefferies Capital Partners, or JCP, is a New York-based private equity investment firm with over $850 million in equity funds under management. Since 1994, JCP’s professionals have invested in 59 companies in a variety of industries. JCP focuses on partnering with entrepreneurs and management teams in industries in which JCP has expertise. JCP invests in management buyouts, recapitalizations, industry consolidations and growth equity. JCP and its affiliates are collectively referred to as “JCP.”

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

Name	Age	Position
John A. Saxton	63	President and Chief Executive Officer and Director
Robert M. Jakobe	59	Executive Vice President and Chief Financial Officer and Secretary
Dale A. Tepp	56	Vice President—Human Resources
Joan B. Davidson	51	Group President
Patricia A. Stricker	48	President and Chief Operating Officer—The Sheridan Press, Inc. (“TSP”)
Gary J. Kittredge	62	President and Chief Operating Officer—Dartmouth Journal Services (“DJS”)
Michael J. Seagram	56	President and Chief Operating Officer—Sheridan Books, Inc. (“SBI”)
G. Paul Bozuwa	52	President and Chief Operating Officer—Dartmouth Printing Company (“DPC”)
Eric D. Lane	53	President and Chief Operating Officer—The Dingley Press, Inc. (“TDP”)
Thomas J. Baldwin	54	Director
Nicholas Daraviras	39	Director
Craig H. Deery	65	Director
Gary T. DiCamillo	62	Director
James L. Luikart	67	Director
Nicholas R. Sheppard	38	Director

Index

John A. Saxton, President, Chief Executive Officer and Director.  Mr. Saxton joined us in 1995 as our President and Chief Executive Officer and has served on our board of directors since 1991. Prior to joining us, Mr. Saxton held various positions during 24 years at The Procter & Gamble Company, most recently serving as President of the Noxell Corporation following its acquisition by The Procter & Gamble Company in 1990. Mr. Saxton is a member of the National Association for Printing Leadership’s Walter E. Soderstrom Society, which honors individuals in the printing industry who have significantly contributed to the development and the progress of the graphic arts. Mr. Saxton holds a B.S. from Bucknell University. Mr. Saxton is the only director who is also one of our officers. The board believes that Mr. Saxton has a deep knowledge of our business gained throughout his 18 years as Chief Executive Officer of the Company and adds a valuable perspective for board decision making.

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

Index

G. Paul Bozuwa, President and Chief Operating Officer—DPC.  Mr. Bozuwa joined us in 1991, and has served as President and Chief Operating Officer of DPC since September 2009. From September 2009 to December 2011 Mr. Bozuwa also served as President and COO of ULI.  From January 2007 to August 2009 Mr. Bozuwa served as Vice President, Global Business Development. Mr. Bozuwa served as President of DJS from 2002 to 2006. From 1995 to 2002, he served as President and Chief Operating Officer of CCP. From 1991 to 1995, he served as Chief Financial Officer of CCP. Mr. Bozuwa is active in industry affairs serving as past Chairman of the Finance Committee and past Treasurer of the Council of Science Editors. He was also the Chairman of the task force on Science, Journals, Poverty and Human Development. Prior to joining us, he was an Associate of Kearsarge Ventures, a venture fund, from 1989 to 1991. Mr. Bozuwa holds a B.A. from Dartmouth College and an M.B.A. from the University of New Hampshire.

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

Nicholas Daraviras, Director.  Mr. Daraviras has been a member of our board of directors since August 2003. Mr. Daraviras is a Managing Director of JCP. Mr. Daraviras joined JCP in 1996. Mr. Daraviras holds a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Daraviras is also a Director of Carrols Restaurant Group, Fiesta Restaurant Group and Edgen Group. He has also served as director of Edgen Murray II, L.P. or of its predecessor companies since February 2005, and various private companies in which JCP has an interest. Mr. Daraviras brings to the board extensive experience advising portfolio companies of JCP and provides valuable insight regarding strategic, financing, acquisition and management issues.

Craig H. Deery, Director.  Mr. Deery has been a member of our board of directors since August 2003. He was also a member of our board of directors from 1991 through 2001. Mr. Deery was a Managing Director of JCP from 2002 to 2003. From 1987 to 2002, Mr. Deery was a Managing Director at BancBoston Capital, where he served on the management committee. While at BancBoston Capital, Mr. Deery supervised a direct investment portfolio of $500 million, including mezzanine securities and equity as a minority, co-invest, and control investor. Prior to 1987, Mr. Deery spent fifteen years at BancBoston, serving as a team leader in domestic lending and as Deputy Managing Director and Senior Credit Officer of BancBoston Australia, Ltd. Mr. Deery holds a B.A. from Bucknell University and an M.B.A. from New York University. He has served as Director of First Ipswich Bancorp since 2005. Mr. Deery has a broad knowledge of our business gained throughout his 20 years as a director of the Company. Mr. Deery brings to the board extensive experience advising portfolio companies of BancBoston Capital and JCP and he provides valuable insight to the board regarding strategic, financial, acquisition, and management issues.

Gary T. DiCamillo, Director.  Mr. DiCamillo has been a member of our board of directors since 1989. Mr. DiCamillo has been a partner for Eaglepoint Advisors, LLC since January 2010. He served as President and Chief Executive Officer of RADIA International in Dedham, Massachusetts from 2005 to 2009. From 2002 to 2005, Mr. DiCamillo served as President, Chief Executive Officer, and Director of TAC Worldwide Companies. From 1995 to 2002, he was Chairman and Chief Executive Officer of Polaroid Corporation, and from 1993 to 1995 he was President of Worldwide Power Tools for Black & Decker Corporation. Mr. DiCamillo holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. DiCamillo was a director of 3Com Corporation from 2000 to April 2010 and has been a director of  Whirlpool Corporation since 1997. Mr. DiCamillo has a broad knowledge of our business gained throughout his 24 years as a director of the Company and brings to the board his vast experience as a chief executive, non-executive director, and audit committee chair with a variety of both public and private companies. These experiences have provided Mr. DiCamillo with a depth of knowledge in such areas as finance, general management, marketing, risk management and strategic development.

Index

James L. Luikart, Director.  Mr. Luikart has been a member of our board of directors since 2003. Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1994 after spending over twenty years with Citicorp, the last seven years of which were as a Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart holds a B.A. from Yale University and an M.I.A. from Columbia University. He served as director of W&T Offshore, Inc. from 2002 to 2006, Edgen Murray II, L.P. or its predecessor companies since February 2005, United Maritime Group LLC, and various private companies in which JCP has an interest. Mr. Luikart brings to the board extensive experience advising portfolio companies of JCP and provides valuable insight regarding strategic, financing, acquisition and management issues.

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

Board Composition and Director Independence

The securities holders’ agreement among BRS, JCP and the other stockholders of TSG Holdings Corp. provides that TSG Holdings Corp.’s and our board of directors will consist of eight members, including four designees of BRS (who currently are Messrs. Baldwin, DiCamillo, Sheppard and Saxton) and four designees of JCP (who currently are Messrs. Daraviras, Deery and Luikart and one unfilled vacancy). Pursuant to the securities holders’ agreement, we may not take certain significant actions without the approval of each of BRS and JCP. Although our securities are not listed on the New York Stock Exchange, for purposes of this item we have adopted the definition of “independence” applicable under the listing standards of the New York Stock Exchange. Using such definition, the board of directors has determined that each of Messrs. DiCamillo and Deery is independent. If we were listed on the New York Stock Exchange, we would be exempt from certain independence requirements with respect to our board of directors and board committees under the “controlled company” exemption. See Part III, Item 13, “Certain Relationships and Related Transactions—Securities Holders’ Agreement.”

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

Based on these reviews and discussions, the Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and certain other executive officers (collectively, the “named executive officers”) for 2012 (as presented in the tables which follow this CD&A).

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

2012 Executive Compensation Components

For the fiscal year ending December 31, 2012, the principal components of compensation considered by the compensation committee for named executive officers were:

•	Base salary;

•	Non-equity annual incentive compensation;

Index

•	Stock-based incentive compensation;

•	Non-qualified deferred compensation program; and

•	Perquisites and other benefits.

We have also entered into employment agreements and/or change in control arrangements with all of the named executive officers. In addition to the compensation components listed above, these agreements provide for post-employment severance payments and benefits in the event of a termination of employment under certain circumstances. The terms of these agreements are described in more detail below (see the section entitled “Potential Payments on Termination or a Change in Control”). We believe that these agreements provide an incentive to the named executive officers to remain with us and serve to align the interests of the executives and the stockholders in the event of a potential acquisition. Additionally, a retention award, made pursuant to the Deferred Compensation Plan described below, was provided to Ms. Davidson, whose retention is determined by our board of directors to be critical to our ongoing success.

Base Salary

We provide the named executive officers with base salaries to compensate them for services rendered during the fiscal year. The base salaries for our CEO, Messrs. Jakobe and Bozuwa, and Mss. Davidson and Stricker are contained in their respective employment agreements and are subject to increase at the discretion of our board of directors. Base salary levels are intended to reflect an individual’s responsibilities, performance and expertise and are designed to be competitive with salary levels in effect at other manufacturing companies, and in particular, companies within the printing industry. Accordingly, we establish salaries for the named executive officers on the basis of personal performance and by reviewing available national and printing industry compensation data from time to time, including published salary surveys regarding compensation of officers of larger and smaller companies, both within and outside the printing industry. Our CEO annually reviews and provides his subjective assessment of the performance of each of our named executive officers and recommends whether any adjustment to base salary for any named executive officer should be considered by the compensation committee. The compensation committee generally affords significant consideration to the CEO’s recommendations based on his proximity to the other named executive officers and understanding of their day-to-day performance and responsibilities. Based on the CEO’s recommendations and the compensation committee’s review of available market data, the compensation committee set base salaries for 2012 at the levels reported in the Summary Compensation Table, below. The compensation committee believes such salaries are in line with market data and reflect the responsibilities, performance and expertise of our named executive officers.

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

The management performance incentive plan was suspended for 2012, as it was in 2011, as a cost-savings measure to offset revenue reductions brought on by the economic recession.

Annual incentive compensation awards for 2010 appear as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

Profit Sharing Plan.  The Sheridan Group Profit Sharing Plan was a broad-based incentive program provided to all eligible employees at each location, excluding TDP and DJS. The board of directors determined, on an annual basis, if a profit sharing contribution would be made for each participating company. The contribution, if any, was determined by a formula approved by our board of directors.

As a cost-savings measure, the profit sharing plan was suspended for 2012. For 2010 and 2011, the profit sharing plan was suspended at all locations except TSP. At TSP the profit sharing plan was suspended effective July 1, 2011. Under the formula used at TSP, a guideline was established of 5.0% of EBITDA. If company EBITDA is a positive number, the established percent of EBITDA is put into the profit sharing pool. The total dollar contribution for an operating subsidiary cannot exceed 5.0% of its total payroll for the year. Additionally, a company must also meet a minimum threshold of an 8% net profit margin (before profit sharing) in order to be eligible for profit sharing. In 2009, all companies transitioned to payment of profit sharing in cash; however, employees have the option of deferring their cash payment into their 401(k) accounts. Ms. Stricker was the only named executive officer eligible to receive a profit sharing award for 2011. The $6,105 profit sharing award for Ms. Stricker is reported in the “All Other Compensation” column in the Summary Compensation Table shown below.

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

Stock options were granted to employees, including certain named executive officers, on February 3, 2010.  Pursuant to the stock option award agreements, the exercise price of the stock options was set at $23.24.  Because the original exercise price of the 2010 stock option grants of $23.24 significantly exceeds the current value of our common stock, we believe that the stock option grants were not appropriately incentivizing our employees, including the named executive officers.   Therefore, on May 4, 2011, the board amended the stock option award agreements for the 2010 stock option grants to provide for an exercise price of $10.  We believe that this reduction in the exercise price of the 2010 stock option grants will serve to better  incentivize our employees, including the named executive officers.

No named executive officers received an option award in fiscal year 2012 or 2011.

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

No salary or bonus amounts were deferred by named executive officers in 2012 under the nonqualified deferred compensation plan as shown in the “Executive Contributions” column of the Deferred Compensation Table below. No employer make-whole or discretionary contributions were made for 2012 as shown in the “Registrant Contributions” column of the Deferred Compensation Table and in the “All Other Compensation” column of the Summary Compensation Table.

Index

Retention Awards.  Annual retention awards are employer discretionary contributions paid to certain management employees whose retention is determined by our board of directors to be critical to our ongoing success. These awards are deposited in the deferred compensation plan under the employee’s name and vest after five years. Distribution is made on a date previously elected by the executive. Other than the awards paid in accordance with the employment agreement of Ms. Davidson described below, these awards are solely awarded at the board of directors’ discretion. Any awards made outside of an employment agreement were equal to 10% of base salary.

In 2012, our board of directors provided a retention award to Ms. Davidson in the amount of $79,800 in accordance with the terms of her existing employment agreement. The retention awards for our named executive officers are disclosed under “All Other Compensation” on the Summary Compensation Table and in the Nonqualified Deferred Compensation table under Registrant Contributions.

Effective as of September 1, 2010, the Company adopted a Change-of-Control Incentive Plan for Officers under which certain executives, including the named executive officers, would be entitled to extended additional severance benefits in the event of a change of control with a specific strategic buyer. This plan was adopted because the Board felt that is was necessary to incent such officers to remain in the employ of the Company notwithstanding any risks and uncertainties created by a potential change of control. This plan expired in 2012.

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

Index

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report for the fiscal year ending December 31, 2012.

Thomas J. Baldwin
Craig H. Deery
James L. Luikart

The following table summarizes compensation awarded or paid by us during 2012, 2011, and 2010 to our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three next most highly compensated executive officers (our “named executive officers”). Perquisites and other benefits included in the All Other Compensation column are disclosed and itemized in the “All Other Compensation” table below.

Summary Compensation Table

						Non-Equity
						Incentive Plan	All Other
			Bonus		Option	Compensation	Compensation
		Salary	($)	Stock	Awards ($)	($)	($)	Total
Name and Principal Position	Year	($)	(1)	Awards ($)	(2)	(3)	(4)	($)

John A. Saxton	2012	589,000	-	-	-	-	24,659	613,659
President and Chief	2011	607,854	-	-	-	-	24,667	632,521
Executive Officer	2010	601,408	-	-	47,177	76,100	34,005	758,690

Robert M. Jakobe	2012	294,500	-	-	-	-	2,389	296,889
Executive Vice President	2011	303,928	-	-	-	-	4,903	308,831
and Chief Financial Officer	2010	302,626	-	-	-	19,100	2,442	324,168

Joan B. Davidson	2012	319,200	-	-	-	-	81,385	400,585
Group President	2011	329,414	-	-	-	-	90,262	419,676
	2010	328,994	-	-	17,430	45,300	84,275	475,999

G. Paul Bozuwa	2012	245,101	-	-	-	-	908	246,009
President & COO - DPC	2011	253,038	20,040	-	-	-	4,261	277,339
	2010	258,325	300	-	-	15,900	914	275,439

Patricia A. Stricker	2012	249,000	-	-	-	-	583	249,583
President & COO – TSP	2011	248,897	-	-	-	-	10,200	259,097
	2010	251,571	300	-	3,486	76,200	16,410	347,967

(1)	Ms. Stricker and Mr. Bozuwa received a special incentive bonus of $300 in 2010. Mr. Bozuwa received a special project incentive bonus of $20,000 and a $40 gift card in 2011.

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

(3)	The amounts reported as “Non-Equity Incentive Plan Compensation” for 2010 consist of bonuses paid as management performance incentive compensation.

(4)	The amounts reported as “All Other Compensation” for 2012, 2011, and 2010, are itemized in the “All Other Compensation” table below.

Index

All Other Compensation

Name	Year	Spousal Travel	Taxable Relocation Income	Other Non Cash	Retention Awards	Additional Disability Coverage	Taxable Term Life	Physical Program	GTL Taxable Income	Profit Sharing	Profit Sharing Make Whole	401k Match	401(k) Fixed 1%	401(k) Make Whole	Total All Other Comp
		($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
John A. Saxton	2012	441	-	1,350	-	4,033	12,230	-	6,605	-	-	-	-	-	24,659
President and Chief	2011	-	-	1,295	-	4,033	12,230	504	6,605	-	-	-	-	-	24,667
Executive Officer	2010	265	-	1,050	-	4,033	12,230	6,213	6,732	-	-	-	-	3,482	34,005

Robert M. Jakobe	2012	366	-	-	-	-	-	-	2,023	-	-	-	-	-	2,389
Executive Vice President	2011	-	-	-	-	-	-	2880	2,023	-	-	-	-	-	4,903
and Chief Financial Officer	2010	341	-	-	-	-	-	-	2,101	-	-	-	-	-	2,442

Joan B. Davidson	2012	401	-	-	79,800	-	-	-	1,184	-	-	-	-	-	81,385
Group President	2011	620	-	-	84,000	-	-	4,458	1,184	-	-	-	-	-	90,262
	2010	753	-	-	82,388	-	-	-	801	-	-	-	-	333	84,275

Paul Bozuwa	2012	-	-	30	-	-	-	-	878	-	-	-	-	-	908
President & COO -	2011	-	-	-	-	-	-	3,383	878	-	-	-	-	-	4,261
DPC	2010	-	-	-	-	-	-	-	914	-	-	-	-	-	914

Patricia A. Stricker	2012	-	-	-	-	-	-	-	583	-	-	-	-	-	583
President & COO – TSP	2011	-	-	-	-	-	-	3,512	583	6,105	-	-	-	-	10,200
	2010	-	-	-	-	-	-	-	569	15,491	-	-	-	350	16,410

Retention awards and make-whole contributions are invested in the deferred compensation plan. Even though the profit sharing plan was not available in 2010 for named executive officers other than Ms. Stricker, Mr. Saxton and Ms. Davidson’s deferred compensation plan accounts were credited with a profit-sharing make-whole contribution in 2010 due to the limitations applicable to our 401(k) plan for 2009. The Company’s 401(k) match is invested in the 401(k) plan.

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying Options	Awards ($/sh)	Option Awards (1)
		($)	($)	($)	($)	($)	($)	($)	($)	($)

John A. Saxton	5/4/11	-	-	-	-	-	-	-	10.00	-
President and Chief
Executive Officer

Robert M. Jakobe	N/A	-	-	-	-	-	-	-	-	-
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	5/4/11	-	-	-	-	-	-	-	10.00	-
Group President

G. Paul Bozuwa	N/A	-	-	-	-	-	-	-	-	-
President & COO - DPC

Patricia A. Stricker	5/4/11	-	-	-	-	-	-	-	10.00	-
President & COO - TSP

(1)
As described in the CD&A, the exercise prices of the option awards granted to the named executive officers in 2010 were reduced from $23.24 to $10.  The incremental fair value of this reduction computed as of May 4, 2011 in accordance with FASB ASC Topic 718 is zero because we estimate that our common stock has a current value of zero.

Index

Outstanding Equity Awards at Fiscal Year-End
		Option Awards
Name		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

John A. Saxton	(1)	5,500	-	-	10.00	11/16/2013
	(2)	1,218	-	2,842	10.00	2/3/2020
Robert M. Jakobe	(1)	5,500	-	-	10.00	11/16/2013
Joan B. Davidson	(1)	3,500	-	-	10.00	11/16/2013
	(2)	450	-	1,050	10.00	2/3/2020
G. Paul Bozuwa	(1)	3,000	-	-	10.00	11/16/2013
Patricia A. Stricker	(1)	2,700	-	-	10.00	11/16/2013
	(2)	90	-	210	10.00	2/3/2020

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

(2)
Stock option awards were awarded on February 4, 2010. The shares began vesting on January 1, 2011. Twenty percent (20%) of the time-based shares vest each year on January 1st, i.e., 20% vested on January 1, 2011, 20% vested on January 1, 2012, 20% vested on January 1, 2013, 20% will vest on January 1, 2014, and the remaining 20% will vest on January 1, 2015. The established performance-based option targets (per share equity values, as defined in the stock option agreements) are $35/share on 1/1/11, $40/share on 1/1/12, $85/share on 1/1/13, $85/share on 1/1/14, and $85/share on 1/1/15.  As described in the CD&A, the exercise prices of the option awards granted to the named executive officers in 2010 were reduced from $23.24 to $10.  The incremental fair value of this reduction computed as of May 4, 2011 in accordance with FASB ASC Topic 718 is zero because we estimate that our common stock has a current value of zero.

See Stock-Based Incentive Compensation under the Compensation Discussion and Analysis for details on the vesting schedule.

Index

Option Exercises and Stock Vested in Last Fiscal Year

Option Awards
Name	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise ($)

John A. Saxton	-	-
President and Chief
Executive Officer

Robert M. Jakobe	-	-
Executive Vice President
and Chief Financial Officer

Joan B. Davidson	-	-
Group President

G. Paul Bozuwa	-	-
President & COO—DPC

Patricia A. Stricker	-	-
President & COO—TSP

(1)	No options were exercised during 2012.

Nonqualified Deferred Compensation

Name	Executive Contributions in last FY ($)	Registrant Contributions in Last FY ($) (Retention Bonus and Make-Wholes) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

John A. Saxton	-	-	-	-	-

Robert M. Jakobe	-	-	4,507	21,940	27,777

Joan B. Davidson	-	79,800	30	41,886	379,882

G. Paul Bozuwa	-	-	406	19,844	-

Patricia A. Stricker	-	-	4,117	15,396	20,833

(1)
Registrant contributions for Fiscal Years ending 2012, 2011, and 2010, respectively, that were included in the Summary Compensation Table are as follows: Mr. Saxton—Make Whole Contributions of $0, $0, and $3,482; Mr. Jakobe—Make Whole Contributions of $0, $0, and $0; Ms. Davidson—Make Whole Contributions of $0, $0, and $333,  and Retention Awards of $79,800, $84,000, and $82,388; Mr. Bozuwa—Make Whole Contributions of $0, $0, and $0; and Ms. Stricker—Make Whole Contributions of $0, $0, and $350. Retention awards and employer make-whole contributions (described below) are reported in the Summary Compensation Table in the “All Other Compensation” column.

Index

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

The table below shows the funds available under our 401(k) plan and their annual rate of return for the calendar year ended December 31, 2012:

Deferred Compensation Investment Options

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Fidelity Advisor Freedom 2010 A	10.04	Fidelity Advisor Freedom 2025 A	12.69
Fidelity Advisor Freedom 2020 A	11.28	Fidelity Advisor Freedom 2035 A	13.95
Fidelity Advisor Freedom 2030 A	13.03	Fidelity Advisor Freedom 2045 A	14.46
Fidelity Advisor Freedom 2040 A	14.08	Fidelity Advisor High Income Advantage	18.05
Fidelity Advisor Freedom 2050 A	14.67	Legg Mason Value, FI	15.96
Greatwest Money Market Portfolio	0	Franklin Small-Mid-Cap Growth Fund A	10.78
PIMCO Total Return A	9.93	Legg Mason Special Investment FI	19.02
PIMCO Low Duration Fund A	5.80	Pennsylvania Mutual Fund Consultant CI	14.15
Davis NY Venture Fund	12.73	American Funds EuroPacific A	19.21
Hartford Capital Appreciation	20.16	RS Value Fund	13.83
Fidelity Advisor Freedom 2015 A	10.28	American Funds Growth Fund of America	20.54

Potential Payments on Termination or Change of Control

Our employment agreements with Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Bozuwa and Ms. Stricker provide that if the executive is terminated by us without “cause” or by the executive for “good reason,” the executive will be entitled to receive the following benefits: (1) severance pay equal to his or her annual base salary and average annual incentive bonus during the two years preceding the termination for a period of 18 months in the case of Messrs. Jakobe and Bozuwa and Mss. Davidson and Stricker, and 24 months in the case of Mr. Saxton, (2) all amounts credited to the executive under our deferred compensation plan will fully vest and become payable in a single lump sum and (3) the executive will continue to have coverage under our health insurance plan for 18 months, or 24 months in the case of Mr. Saxton. A termination shall be for “cause,” as defined in the agreements, if any one or more of the following has occurred: i) the employee shall have committed an act of fraud, embezzlement or misappropriation against the employer, including, but not limited to, the offer, payment, solicitation or acceptance of any unlawful bribe or kickback with respect to the employer’s business; ii) the employee shall have been convicted by a court of competent jurisdiction of, or pleaded guilty or nolo contendere to, any felony or any crime involving moral turpitude; iii) the employee shall have refused, after explicit written notice, to obey any lawful resolution of or direction by the Board which is consistent with his duties; iv) the employee has been chronically absent from work (excluding vacations, illnesses or leaves of absence approved by the Board); v) the employee shall have failed to perform the duties incident to his employment with the employer on a regular basis, and such failure shall have continued for a period of twenty (20) days after written notice to the employee specifying such failure in reasonable detail (other than as a result of the employee’s disability); vi) the employee shall have engaged in the unlawful use (including being under the influence) or possession of illegal drugs on the employer’s premises; or vii) the employee shall have breached any one or more of the provisions of the Stock Purchase Agreement, dated as of August 1, 2003, among The Sheridan Group, Inc. and its stockholders as amended and in effect from time to time, and such breach shall have continued for a period of ten (10) days after written notice to the employee specifying such breach in reasonable detail. “Good reason” is defined as the occurrence of: i) a material reduction in the employee’s status, position, scope of authority or responsibilities, ii) the assignment to the employee of any duties or responsibilities which are materially inconsistent with such status, position, authority or responsibilities; iii) involuntary relocation of the employee to an extent requiring an increase in his commute to his normal place of employment of more than 50 miles; iv) any removal of the employee from or failure to reappoint him to any of positions to which the employee has been appointed by the employer, except in connection with the termination of his employment; or, v) a material reduction by the employer in the employee’s compensation or benefits, except in conjunction with a general reduction by the employer in the salaries of its executive level employees or the TSG site management team.

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

Index

The following table summarizes potential benefits that each of the Named Executive Officers would have received under their employment agreements or change in control arrangements on December 31, 2012, if a termination without cause or for good reason occurred, or they had been terminated following a change in control.

Named Executive Officer	Severance Pay	Incentive Pay	Deferred Compensation	COBRA (Employer’s Portion)
John A. Saxton	$1,178,000	$-	$-	$18,251
Robert M. Jakobe	$441,750	$-	$27,777	$13,688
Joan B. Davidson	$478,800	$-	$379,882	$13,688
G. Paul Bozuwa	$367,650	$-	$-	$17,497
Patricia A. Stricker	$373,500	$-	$20,833	$17,497

Severance payments for the named executive officers include the additional benefits that are described under “Retention Awards.”

Compensation of Directors

Each director who is not also one of our executive officers or an employee of BRS or JCP receives a fee of $20,000 per year for their service on our board of directors. The chairman of the audit committee (Mr. DiCamillo) receives an additional fee of $5,000 per year. All directors are reimbursed for any personal expenses incurred in the conduct of their duties as a director. There were no stock options awarded to directors during 2012. A summary of fees paid to our directors in 2012 is as follows:

	Fees Earned or	All Other
Name	Paid in Cash	Compensation	Total
Gary T. DiCamillo	$25,000	-	$25,000
Craig H. Deery	$20,000	-	$20,000
George A. Whaling	$20,000	-	$20,000

Mr. Whaling retired as a member of our board of directors effective December 5, 2012.

Compensation Committee Interlocks and Insider Participation

In 2012, the compensation committee consisted of Messrs. Baldwin, Deery and Luikart. None of the members of the compensation committee are currently, or have been at any time since the time of our formation, one of our officers or employees. None of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and none of our executive officers served on the Compensation Committee or the entire Board of Directors of another entity where one of that entity’s executive officers served as a director on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of TSG Holdings Corp, which has pledged our shares as security for our obligations under our working capital facility. The following table sets forth certain information regarding the beneficial ownership of TSG Holdings Corp., as of March 27, 2013, by (i) each person or entity known to us to own more than 5% of any class of TSG Holdings Corp.’s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. TSG Holdings Corp.’s outstanding securities consist of about 597,553 shares of TSG Holdings Corp. common stock and about 45,326 shares and 4,234 shares of TSG Holdings Corp. Series A and Series B preferred stock, respectively, the terms of which are described in more detail below. Additionally, there are 28,368 options to purchase common stock outstanding that are held by our executive officers. To our knowledge, each of such stockholders will have sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

Index

	Number and Percent of Shares of TSG Holdings Corp. (1)
	Preferred Stock				Common Stock
	Series A		Series B
	Number	Percent	Number	Percent	Number	Percent
Greater than 5% Stockholders:
The Sheridan Group Holdings (BRS), LLC (2)
126 East 56th Street, New York, NY, 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
The Sheridan Group Holdings (Jefferies), LLC (3)
520 Madison Avenue, New York, NY 10022	19,210	42.4%	1,833	43.3%	252,756	42.3%
Christopher A. Pierce (4)(5)	3,096	6.8%	289	6.8%	42,577	7.1%

Named Executive Officers and Directors:
John A. Saxton (4)(6)(7)	1,340	3.0%	125	3.0%	24,320	4.0%
Robert M. Jakobe (4)(8)(9)	108	0.2%	10	0.2%	6,921	1.1%
Joan B. Davidson (4)(10)	67	0.1%	6	0.1%	4,830	0.8%
G. Paul Bozuwa (4)(11)	268	0.6%	25	0.6%	6,520	1.1%
Patricia A. Stricker (4)(12)	91	0.2%	-	-	3,870	0.6%
Thomas J. Baldwin (13)(14)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas Daraviras (15)	-	-	-	-	-	-
Craig H. Deery (4)	245	0.5%	23	0.5%	3,212	0.5%
Gary T. DiCamillo (4)	268	0.6%	25	0.6%	3,520	0.6%
James L. Luikart (15)(16)	19,210	42.4%	1,833	43.3%	252,756	42.3%
Nicholas R. Sheppard (13)	-	-	-	-	-	-
All executive officers and directors as a group
(13 persons)(17)	40,904	90.2%	3,889	91.8%	566,385	90.5%

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

(2)
The Sheridan Group Holdings (BRS), LLC (the “BRSLLC”) is controlled by Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) which is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co., LLC. BRSE, L.L.C. (“BRSE”) is the general partner of the BRS Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by BRSLLC. BRSE has the power to direct BRSLLC as to the voting and disposition of shares held by BRSLLC. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by BRSLLC. Bruce C. Bruckmann, Stephen C. Sherrill and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by BRSLLC. BRSE expressly disclaims beneficial ownership of the shares owned by BRSLLC. Each of Messrs. Bruckmann, Sherrill and Baldwin expressly disclaims beneficial ownership of the shares owned by BRSLLC.

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

(4)
The address of each of Mr. Pierce, Mr. Saxton, Mr. Jakobe, Ms. Davidson, Mr. Bozuwa, Ms. Stricker, Mr. Deery and Mr. DiCamillo is c/o The Sheridan Group, Inc., 11311 McCormick Road, Suite 260, Hunt Valley, Maryland 21031.

(5)	Includes options to purchase 1,920 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(6)
Includes 17,602 common shares, 1,340 Series A preferred shares and 125 Series B preferred shares which are owned by RBC Capital Markets Corp. FBO John Saxton. Mr. Saxton may be deemed to beneficially own such shares.

(7)	Includes options to purchase 6,718 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(8)	Includes 1,288 common shares and 108 Series A preferred shares which are owned by CGM Custodian FBO Robert M. Jakobe Roll-over IRA. Mr. Jakobe may be deemed to beneficially own such shares.

Index

(9)	Includes options to purchase 5,500 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(10)	Includes options to purchase 3,950 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(11)	Includes options to purchase 3,000 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(12)	Includes options to purchase 2,790 shares of TSG Holdings Corp. common stock exercisable within 60 days.

(13)	The address of each of Mr. Baldwin and Mr. Sheppard is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, New York, New York 10022.

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

(17)	Includes options to purchase 28,368 shares of TSG Holdings Corp. common stock exercisable within 60 days.

TSG Holdings Corp. Preferred Stock

TSG Holdings Corp.’s Certificate of Incorporation provides that TSG Holdings Corp. may issue 200,000 shares of preferred stock, 50,000 of which is designated as 10% Series A Cumulative Compounding Preferred Stock (“Series A”), 20,000 of which is designated as 10% Series B Cumulative Compounding Preferred Stock (“Series B”) and 130,000 of which is undesignated. TSG Holdings Corp. preferred stock has a stated value of $1,000 per share for Series A and $1,428.89 per share for Series B and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding annually. As of March 27, 2013, there are issued and outstanding about 45,326 and 4,234 shares of Series A and Series B preferred stock, respectively.

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

TSG Holdings Corp. Common Stock

The Certificate of Incorporation of TSG Holdings Corp. provides that TSG Holdings Corp. may issue 1,000,000 shares of TSG Holdings Corp. common stock. About 597,553 shares of TSG Holdings Corp. common stock are issued and outstanding as of March 27, 2013. The holders of TSG Holdings Corp. common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Index

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	47,770	$10.09	5,370
Total	47,770	$10.09	5,370

(1)	As of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Index

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

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance—Board Composition and Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred fees for services performed by PricewaterhouseCoopers LLP as follows:

	Year ended December 31,	Year ended December 31,
(Dollars in thousands)	2012	2011

Audit fees (include the review of interim consolidated financial statements, annual audit of the consolidated financial statements, procedures related to offerings of notes, comfort letters and review of SEC filings)	$539	$814
Audit-related fees (include the review of internal controls)	-	11
Tax fees (include tax compliance, transactional consulting and advice for state tax issues )	146	168
All other fees (include license fees for online financial reporting and assurance literature)	3	3
Total	$688	$996

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

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

2.1
Stock Purchase Agreement, dated as of August 1, 2003, by and among Sheridan Acquisition Corp., The Sheridan Group, Inc. and the shareholders, option holders and warrant holders named therein. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

2.2
First Amendment to Stock Purchase Agreement, dated as of August 21, 2003, by and among Sheridan Acquisition Corp., The Sheridan Group, Inc. and BancBoston Ventures Inc. and John A. Saxton, on behalf of and solely in their capacity as representatives of all of the Sellers (as defined in the Stock Purchase Agreement). (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

2.3
Asset Purchase Agreement, dated as of March 5, 2004, by and among The Sheridan Group, Inc., Lisbon Acquisition Corp. and The Dingley Press. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4/A, filed on June 16, 2004, and incorporated herein by reference.)

3.1.a
Third Amended and Restated Certificate of Incorporation of TSG Holdings Corp. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008, and incorporated herein by reference).

3.1.b
Amendment to Third Amended and Restated Certificate of Incorporation of TSG Holdings Corp. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of TSG Holdings Corp. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.3
Amended and Restated Articles of Incorporation of The Sheridan Group, Inc. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.4
Amended and Restated Bylaws of The Sheridan Group, Inc. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.7
Articles of Incorporation of Dartmouth Journal Services, Inc. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

Index

3.8	Bylaws of Dartmouth Journal Services, Inc. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.9
Articles of Agreement of Dartmouth Printing Company, as amended. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.10
By-Laws of Dartmouth Printing Company, as amended. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on June 6, 2011, and incorporated herein by reference.)

3.11
Certificate of Incorporation of Sheridan Books, Inc., as amended. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.12	By-laws of Sheridan Books, Inc. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.13
Certificate of Incorporation of The Sheridan Group Holding Company. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.14
Amended and Restated By-Laws of The Sheridan Group Holding Company. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on June 6, 2011, and incorporated herein by reference.)

3.15
Amended and Restated Articles of Incorporation of The Sheridan Press, Inc. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4/A, filed on August 3, 2004, and incorporated herein by reference.)

3.16	By-Laws of The Sheridan Press, Inc. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.17
Amendment and Restatement of Articles of Incorporation of United Litho, Inc. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

3.18	By-Laws of United Litho, Inc., as amended. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on June 6, 2011, and incorporated herein by reference.)

3.19
Amended and Restated Certificate of Incorporation of The Dingley Press, Inc. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4/A, filed on June 16, 2004, and incorporated herein by reference.)

3.20
Amended and Restated Bylaws of The Dingley Press, Inc. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 30, 2006, and incorporated herein by reference.)

4.1
Indenture, dated as of April 15, 2011, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 12.5% Senior Secured Notes due 2014. (Filed as a like numbered exhibit to the Registrant’s Current Report on Form 8-K, filed on April 20, 2011, and incorporated herein by reference.)

4.2
Registration Rights Agreement, dated as of April 15, 2011, by and among the Company, Jefferies & Company, Inc., as Initial Purchaser, and the guarantors named therein, relating to the 12.5% Senior Secured Notes due 2014. (Filed as a like numbered exhibit to the Registrant’s Current Report on Form 8-K, filed on April 20, 2011, and incorporated herein by reference.)

4.4
Supplemental Indenture, dated as of May 20, 2011, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 12.5% Senior Secured Notes due 2014. (Filed as a like numbered exhibit to the Registrant’s Current Report on Form 8-K/A, filed on May 23, 2011, and incorporated herein by reference.)

10.1
Third Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among the Company, as the borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto. (Filed as a like numbered exhibit to the Registrant’s Current Report on Form 8-K/A, filed on May 23, 2011, and incorporated herein by reference.)

10.1.a
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 6, 2012, between the Company and Bank of America, N.A., as lender and administrative agent. (Filed as a like numbered exhibit to the Registrant’s Current Report on Form 8-K, filed on June 7, 2012, and incorporated herein by reference.)

Index

10.1.b
Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2012, between the Company and Bank of America, N.A., as lender and administrative agent. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on November 13, 2012, and incorporated herein by reference.)

10.1.c
Third Amendment to Third Amended and Restated Credit Agreement, dated as of January 15, 2013, between the Company and Bank of America, N.A., as lender and administrative agent. (Filed as a like numbered exhibit to the Registrant’s Current Report on Form 8-K, filed on January 15, 2013, and incorporated herein by reference.)

10.2
Intercreditor Agreement, dated as of April 15, 2011, by and among the Company, the subsidiaries of the Company identified on the signature pages thereto, as Guarantors, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, and Bank of America, N.A., as Agent. (Filed as a like numbered exhibit to the Registrant’s Current Report on Form 8-K, filed on April 20, 2011, and incorporated herein by reference.)

10.3
Second Amendment and Restatement to the Securities Holders Agreement and the Registration Rights Agreement by and among TSG Holdings Corp., The Sheridan Group Holdings (BRS) LLC and The Sheridan Group Holdings (Jefferies) LLC, dated as of March 30, 2009. (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, and incorporated herein by reference.)

10.4
Purchase Agreement, dated as of April 8, 2011, by and among The Sheridan Group, Inc., the guarantors named therein and Jefferies & Company, Inc., relating to the 12.5% Senior Secured Notes due 2014. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on June 6, 2011, and incorporated herein by reference.)

10.5
Securities Purchase Agreement, dated as of August 21, 2003, by and among TSG Holdings Corp., Bruckmann, Rosser, Sherrill & Co. II, L.P., ING Furman Selz Investors III L.P., ING Barings Global Leveraged Equity Plan Ltd. and ING Barings U.S. Leveraged Equity Plan LLC. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

10.6
Securities Purchase and Exchange Agreement, dated as of August 21, 2003, by and among TSG Holdings Corp. and the management investors named therein. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)

10.11
TSG Holdings Corp. 2003 Stock-Based Incentive Compensation Plan. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)*

10.12
The Sheridan Group, Inc. Executive and Director Deferred Compensation Plan. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4, filed on November 13, 2003, and incorporated herein by reference.)*

10.13
The Sheridan Group, Inc. Change-of-Control Incentive Plan for Corporate Staff. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference.)

10.14
The Sheridan Group, Inc. Change-of-Control Incentive Plan for Key Management Employees. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference.)

10.16
Securities Purchase Agreement, dated as of May 25, 2004, by and among TSG Holdings Corp. and the management investors named therein. (Filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-4/A, filed on June 16, 2004, and incorporated herein by reference.)

10.20
Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings (BRS), LLC by and between Bruckmann, Rosser, Sherrill & Co. II, L.P. and John A. Saxton. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 13, 2005, and incorporated herein by reference.)*

10.21
Limited Liability Company Agreement dated as of May 10, 2005, of The Sheridan Group Holdings (Jefferies), LLC by and among ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. and John A. Saxton. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 13, 2005, and incorporated herein by reference.)*

Index

10.28
Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Gary J. Kittredge. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007, and incorporated herein by reference.)*

10.29
Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and G. Paul Bozuwa. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007, and incorporated herein by reference.)*

10.30
Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and John A. Saxton. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007, and incorporated herein by reference.)*

10.31
Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Joan B. Davidson. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007, and incorporated herein by reference.)*

10.32
Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Patricia A. Stricker. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007, and incorporated herein by reference.)*

10.33
Employment and Non-Competition Agreement, dated as of March 29, 2007, between The Sheridan Group, Inc. and Robert M. Jakobe. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007, and incorporated herein by reference.)*

10.36
Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Gary J. Kittredge. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008, and incorporated herein by reference.)*

10.37
Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and G. Paul Bozuwa. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008, and incorporated herein by reference.)*

10.38
Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and John A. Saxton. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008, and incorporated herein by reference.)*

10.39
Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Joan B. Davidson. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008, and incorporated herein by reference.)*

10.40
Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Patricia A. Stricker. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008, and incorporated herein by reference.)*

10.41
Addendum to Employment and Non-Competition Agreement, dated as of February 18, 2008, between The Sheridan Group, Inc. and Robert M. Jakobe. (Filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 28, 2008, and incorporated herein by reference.)*

10.43
First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Gary J. Kittredge. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.44
First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and G. Paul Bozuwa. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.45
First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and John A. Saxton. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.46
First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Joan B. Davidson. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

Index

10.47
First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Patricia A. Stricker. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.48
First Amendment to Employment and Non-Competition Agreement, dated as of April 1, 2007 between The Sheridan Group, Inc. and Robert M. Jakobe. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.50
Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Gary J. Kittredge. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.51
Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and G. Paul Bozuwa. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.52
Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and John A. Saxton. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.53
Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Joan B. Davidson. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.54
Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Patricia A. Stricker. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.55
Second Amendment to Employment and Non-Competition Agreement, dated as of August 31, 2010 between The Sheridan Group, Inc. and Robert M. Jakobe. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010, and incorporated herein by reference.)*

10.57.a
Contract of Sale by and between United Litho, Inc. and Beaumeade Development Partners LLC, dated as of February 3, 2011, relating to the sale of the facility in Ashburn, VA. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 13, 2011, and incorporated herein by reference.)

10.57.b
First Amendment to Contract of Sale by and between United Litho, Inc. and Beaumeade Development Partners LLC, dated as of April 19, 2011, relating to the sale of the facility in Ashburn, VA. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 13, 2011, and incorporated herein by reference.)

10.57.c
Second Amendment to Contract of Sale by and between United Litho, Inc. and Beaumeade Development Partners LLC, dated as of October 19, 2011, relating to the sale of the facility in Ashburn, VA. (Filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011, and incorporated herein by reference.)

21.1	Subsidiaries of The Sheridan Group, Inc. (Filed herewith.)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John A. Saxton, President and Chief Executive Officer of The Sheridan Group, Inc. and Robert Jakobe, Chief Financial Officer of The Sheridan Group, Inc. (Filed herewith.)

Index

101.1
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated balance sheets as of December 31, 2012 and 2011, (ii) Consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated statements of changes in stockholder’s equity for the years-ended December 31, 2012, 2011 and 2010, (iv) Consolidated statements of cash flows for the years-ended December 31, 2012, 2011 and 2010, and (v) Notes to consolidated financial statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing. (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders in the year ended December 31, 2012. The Registrant is a wholly-owned subsidiary of TSG Holdings Corp.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHERIDAN GROUP, INC.

By:	/s/ ROBERT M. JAKOBE
	Name:	Robert M. Jakobe
	Title:	Executive Vice President and Chief Financial Officer
	Date:	March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Saxton	President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2013
John A. Saxton

/s/ Robert M. Jakobe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2013
Robert M. Jakobe

/s/ Thomas J. Baldwin	Director	March 27, 2013
Thomas J. Baldwin

/s/ Nicholas Daraviras	Director	March 27, 2013
Nicholas Daraviras

/s/ Craig H. Deery	Director	March 27, 2013
Craig H. Deery

/s/ Gary T. DiCamillo	Director	March 27, 2013
Gary T. DiCamillo

/s/ James L. Luikart	Director	March 27, 2013
James L. Luikart

/s/ Nicholas R. Sheppard	Director	March 27, 2013
Nicholas R. Sheppard