Form 10-Q
period 2013-03-31
SHERIDAN GROUP INC
filed 2013-05-13
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

There was 1 share of Common Stock outstanding as of May 13, 2013.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended March 31, 2013

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$1,652,551	$1,597,556
Accounts receivable, net of allowance for doubtful accounts of $290,471 and $282,174, respectively	26,852,157	25,543,990
Inventories, net	16,278,359	17,312,133
Other current assets	4,422,453	4,231,477
Total current assets	49,205,520	48,685,156

Property, plant and equipment, net	90,254,668	93,136,696
Intangibles, net	26,743,390	27,164,853
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	1,711,193	2,270,854
Other assets	1,110,534	1,062,326
Total assets	$203,003,946	$206,298,526

Liabilities
Current liabilities
Accounts payable	$13,540,361	$15,151,602
Accrued expenses	18,145,527	13,154,439
Working capital facility	4,157,627	-
Income taxes payable	23,572	59,408
Total current liabilities	35,867,087	28,365,449

Notes payable and working capital facility	116,434,523	127,974,519
Deferred income taxes and other liabilities	21,216,419	20,872,149
Total liabilities	173,518,029	177,212,117

Stockholder's Equity
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	-	-
Additional paid-in capital	42,121,832	42,117,195
Accumulated deficit	(12,635,915)	(13,030,786)
Total stockholder's equity	29,485,917	29,086,409

Total liabilities and stockholder's equity	$203,003,946	$206,298,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012
  (Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$68,050,618	$69,942,258

Cost of sales	54,376,558	56,256,698

Gross profit	13,674,060	13,685,560

Selling and administrative expenses	8,123,465	8,502,834
(Gain) loss on disposition of fixed assets	(52,743)	4,076
Restructuring costs	66,748	4,764
Amortization of intangibles	421,463	421,463

Total operating expenses	8,558,933	8,933,137

Operating income	5,115,127	4,752,423

Other (income) expense:
Interest expense	4,972,515	5,506,470
Interest income	(17,114)	(4,892)
Gain on repurchase of notes payable	(678,678)	(417,950)
Other, net	13,410	(2,435)

Total other expense	4,290,133	5,081,193

Income (loss) before income taxes	824,994	(328,770)

Income tax expense (benefit)	430,123	(163,090)

Net income (loss)	$394,871	$(165,680)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012
(Unaudited)

	March 31,	March 31,
	2013	2012
Cash flows provided by operating actvities:
Net income (loss)	$394,871	$(165,680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	4,318,242	4,172,510
Amortization of intangible assets	421,463	421,463
Provision for doubtful accounts	8,168	(19,669)
Stock-based compensation	4,637	-
Amortization of deferred financing costs and debt discount, included in interest expense	1,094,855	1,233,370
Deferred income tax provision (benefit)	398,912	(231,382)
Gain on repurchase of notes payable	(678,678)	(417,950)
(Gain) loss on disposition of fixed assets	(52,743)	4,076
Changes in operating assets and liabilities
Accounts receivable	(1,316,335)	(1,420,459)
Inventories	1,033,774	(226,871)
Other current assets	(177,894)	1,321,352
Refundable income taxes	-	109,387
Other assets	(48,207)	14,397
Accounts payable	(751,713)	(254,225)
Accrued expenses	4,991,089	7,044,234
Income taxes payable	(35,836)	-
Other liabilities	(67,724)	(48,143)
Net cash provided by operating activities	9,536,881	11,536,410

Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,267,357)	(2,464,874)
Interest capitalized in connection with purchases of property, plant and equipment	(45,668)	-
Proceeds from sale of fixed assets, net of disposal costs	70,025	(985)
Net cash used in investing activities	(2,243,000)	(2,465,859)

Cash flows used in financing activities:
Borrowing of working capital facility	18,542,082	23,968,135
Repayment of working capital facility	(20,102,000)	(27,800,000)
Repayment of long-term debt	(5,671,468)	(5,051,931)
Payment of deferred financing costs in connection with working capital facility	(7,500)	-
Net cash used in financing activities	(7,238,886)	(8,883,796)

Net increase in cash and cash equivalents	54,995	186,755

Cash and cash equivalents at beginning of period	1,597,556	475,324

Cash and cash equivalents at end of period	$1,652,551	$662,079

Non-cash investing and financing activities
Asset additions in accounts payable	$244,378	$636,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the “Company”) have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of March 31, 2013 and our results of operations and our cash flows for the three month periods ended March 31, 2013 and 2012. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendment should be applied retrospectively. The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that amends accounting guidance to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required to be reclassified to net income in their entirety in the same reporting period. The amendments in this accounting standards update are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this accounting standards update did not have an impact on our consolidated financial statements.

2.	Inventory

Components of net inventories at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Work-in-process	$7,198,429	$7,113,379
Raw materials (principally paper)	9,396,168	10,514,992
	16,594,597	17,628,371
Excess of current cost over LIFO inventory value	(316,238)	(316,238)
Total	$16,278,359	$17,312,133

Index

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

During the first quarter of 2013, we repurchased in the open market 2011 Notes with a face value of $6.6 million for $5.9 million, which included $0.2 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.3 million. As a result of the repurchases, we recognized a net gain of $0.7 million.

The carrying value of the 2011 Notes was $116.4 million as of March 31, 2013.

On April 15, 2011, we entered into an agreement to amend and restate our working capital facility, which, as a result of an amendment entered into on January 15, 2013, now has a scheduled maturity of January 14, 2014. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million until October 15, 2013 and up to $10.0 million thereafter until maturity, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.

We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing and approximately $0.4 million of professional fees, which were capitalized as deferred financing costs and will be amortized to interest expense on a straight-line basis over the term of the working capital facility. As of March 31, 2013, we had $4.2 million outstanding under the working capital facility, $1.3 million in letters of credit outstanding and unused amounts available of $9.5 million.

The Indenture and the working capital facility require us to maintain certain minimum Consolidated EBITDA (as defined in the underlying agreements) levels for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for each fiscal year. In addition, the Indenture and the working capital facility contain affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the holders and lenders. We have complied with all of the restrictive covenants as of March 31, 2013.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term liquidity needs. We anticipate that we will be able to replace the current facility prior to its termination, but we cannot assure you that we will be able to do so. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay the 2011 Notes. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

Index

4.	Accrued Expenses

Accrued expenses as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
Payroll and related expenses	$4,534,733	$3,653,284
Accrued interest	6,846,823	3,374,934
Customer prepayments	4,473,783	3,604,679
Self-insured health and workers' compensation accrual	1,140,294	1,096,763
Other	1,149,894	1,424,779
Total	$18,145,527	$13,154,439

5.	Business Segments

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

The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2012. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate depreciation, technology development costs, corporate restructuring costs and certain professional fees are not allocated to the segments and are shown as Corporate in the table below. Our customer base resides in the continental United States, and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

We had no customer that accounted for 10.0% or more of our net sales for the three month periods ended March 31, 2013 and 2012.

The following table provides segment information as of March 31, 2013 and 2012 and for the three month periods then ended:

	Three months ended March 31,
	2013	2012
(in thousands)

Net sales
Publications	$35,681	$37,462
Specialty catalogs	19,290	18,455
Books	13,122	14,035
Intersegment sales elimination	(42)	(10)
Consolidated total	$68,051	$69,942

Operating income
Publications	$4,955	$4,619
Specialty catalogs	732	(7)
Books	(507)	556
Corporate expenses	(65)	(416)
Consolidated total	$5,115	$4,752

	March 31,	December 31,
	2013	2012
Assets
Publications	$116,067	$117,954
Specialty catalogs	44,309	44,481
Books	40,661	41,827
Corporate	1,967	2,037
Consolidated total	$203,004	$206,299

Index

A reconciliation of total segment operating income to consolidated income (loss) before income taxes is as follows:

	Three months ended March 31,
(in thousands)	2013	2012

Total operating income (as shown above)	$5,115	$4,752

Interest expense	(4,973)	(5,507)
Interest income	17	5
Gain on repurchase of notes payable	679	418
Other, net	(13)	3

Income (loss) before income taxes	$825	$(329)

6.	Income Taxes

We recorded an income tax provision during the three months ended March 31, 2013 based on an estimated effective income tax rate for the year ended December 31, 2013 of approximately 50%, which was increased by discrete adjustments resulting in an effective tax rate of approximately 52%. The impact of the permanent differences (primarily tax deductible goodwill) in relation to our projected pre-tax loss for 2013 increased the forecasted effective tax rate. We recorded income tax benefit during the three months ended March 31, 2012 based on an estimated effective income tax rate for the year ended December 31, 2012 of approximately 56%, which was partially offset by discrete adjustments resulting in an effective tax rate of approximately 50%.

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

The estimated fair value of our publicly traded debt, based on level 2 inputs, was approximately $108.5 million and $104.5 million as of March 31, 2013 and December 31, 2012, respectively.

8.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Index

9.	Restructuring and Other Exit Costs

The table below shows our restructuring activity and our restructuring accrual balance as of March 31, 2013 (in thousands):

	ULI/DPC	Workforce
	consolidation	reductions	Total
Restructuring accrual at December 31, 2012	$172	$28	$200
Restructuring costs expensed	(1)	68	67
Restructuring costs paid	(46)	(28)	(74)
Restructuring accrual at March 31, 2013	$125	$68	$193

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

Overview

Company Background

We are a leading specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine and book markets. We provide a wide range of printing services and value-added support services that supplement the core printing operations such as page composition, copy-editing, digital proofing, electronic publishing systems, subscriber services, digital media distribution, custom publishing and back issue fulfillment. We utilize a decentralized management structure, which provides our customers with access to the resources of a large company, while maintaining the high level of service and flexibility of a smaller company.

Index

2011 Notes and Amended and Restated Working Capital Facility

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the “2011 Notes”).  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. On the same date, we entered into an agreement to amend and restate our working capital facility, which, as a result of an amendment entered into on January 15, 2013, now has a scheduled maturity of January 14, 2014. The terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million until October 15, 2013 and up to $10.0 million thereafter until maturity, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test.

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility were used to repurchase all of our 10.25% senior secured notes that were due to mature on August 15, 2011 (the “2003 and 2004 Notes”) and to pay related fees and expenses.

Restructuring costs

The table below shows our restructuring activity and our restructuring accrual balance as of March 31, 2013 (in thousands):

	ULI/DPC	Workforce
	consolidation	reductions	Total
Restructuring accrual at December 31, 2012	$172	$28	$200
Restructuring costs expensed	(1)	68	67
Restructuring costs paid	(46)	(28)	(74)
Restructuring accrual at March 31, 2013	$125	$68	$193

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self-insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

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

Index

					Percent of revenue
	Three months ended March 31,		Increase (decrease)		Three months ended March 31,
(in thousands)	2013	2012	Dollars	Percentage	2013	2012

Net sales
Publications	$35,681	$37,462	$(1,781)	(4.8%)	52.4%	53.5%
Specialty catalogs	19,290	18,455	835	4.5%	28.3%	26.4%
Books	13,122	14,035	(913)	(6.5%)	19.3%	20.1%
Intersegment sales elimination	(42)	(10)	(32)	nm	-	-
Total net sales	68,051	69,942	(1,891)	(2.7%)	100.0%	100.0%

Cost of sales	54,377	56,257	(1,880)	(3.3%)	79.9%	80.4%

Gross profit	13,674	13,685	(11)	(0.1%)	20.1%	19.6%

Selling and administrative expenses	8,124	8,503	(379)	(4.5%)	11.9%	12.2%
(Gain) loss on disposition of fixed assets	(53)	4	(57)	nm	-	-
Restructuring costs	67	5	62	nm	0.1%	-
Amortization of intangibles	421	421	-	-	0.6%	0.6%
Total operating expenses	8,559	8,933	(374)	(4.2%)	12.6%	12.8%

Operating income
Publications	4,955	4,619	336	7.3%	13.9%	12.3%
Specialty catalogs	732	(7)	739	nm	3.8%	-
Books	(507)	556	(1,063)	nm	(3.9%)	4.0%
Corporate expenses	(65)	(416)	351	84.4%	nm	nm
Total operating income	5,115	4,752	363	7.6%	7.5%	6.8%

Other (income) expense
Interest expense	4,973	5,507	(534)	(9.7%)	7.3%	7.9%
Interest income	(17)	(5)	(12)	nm	-	-
Gain on repurchase of notes payable	(679)	(418)	(261)	(62.4%)	(1.0%)	(0.6%)
Other, net	13	(3)	16	nm	-	-
Total other expense	4,290	5,081	(791)	(15.6%)	6.3%	7.3%

Income (loss) before income taxes	825	(329)	1,154	nm	1.2%	(0.5%)

Income tax expense (benefit)	430	(163)	593	nm	0.6%	(0.2%)

Net income (loss)	$395	$(166)	$561	nm	0.6%	(0.3%)

nm - not meaningful

Commentary:

Our sales for the first quarter of 2013 decreased $1.9 million or 2.7% versus the first quarter of 2012, with the majority of the decrease attributable to declines in magazines and books as well as lower paper pass through costs. Net sales for the Publications segment decreased $1.8 million or 4.8% in the first quarter of 2013 compared to the same period a year ago with approximately two-thirds of the decrease attributable to lower paper pass through costs and the balance due to continued softness in magazine sales partially offset by new work from journal customers. Net sales for the Specialty Catalogs segment increased $0.8 million or 4.5% in the first quarter of 2013 compared with the same period a year ago primarily due to an increase in the number of catalogs produced and increases in pass through costs for paper and shipping. Net sales for the Books segment decreased $0.9 million or 6.5% in the first quarter of 2013 compared with the same period a year ago as publishers placed fewer orders, which resulted in the production of fewer books and lower paper pass through costs.

Gross profit for the first quarter of 2013 was virtually unchanged compared to the first quarter of 2012. Gross margin of 20.1% of net sales for the first quarter of 2013 reflected a 0.5 margin point increase versus the first quarter of 2012. The increase in our gross margin was due principally to the impact of lower paper pass through costs coupled with a decrease in people-related costs, despite higher healthcare costs, in the first quarter of 2013 as compared to the first quarter of 2012.

Selling and administrative expenses decreased $0.4 million or 4.5% in the first quarter of 2013 as compared to the first quarter of 2012. The decrease was due primarily to lower people-related costs coupled with lower costs for professional fees.

Operating income of $5.1 million for the first quarter of 2013 represented an increase of $0.4 million as compared to the first quarter of 2012. The increase in operating income was due primarily to the impact of the lower selling and administrative expenses mentioned above. Publications operating income increased by $0.3 million in the first quarter of 2013 compared to the first quarter of 2012 as the impact of lower sales was more than offset by lower people-related costs, despite higher healthcare costs. Specialty Catalogs operating income increased by $0.7 million in the first quarter of 2013 as compared to the first quarter of 2012 due primarily to the impact of higher sales coupled with lower people-related costs. The Books segment realized an operating loss of $0.5 million in the first quarter of 2013 as compared to operating income of $0.6 million in the first quarter of 2012, a decline of $1.1 million. The primary reasons for the decline were a decrease in sales coupled with an increase in depreciation expense. A decrease in corporate expenses increased operating income by $0.4 million in the first quarter of 2013 as compared with the same period last year due primarily to decreases in people-related costs, professional fees and technology developments costs.

Index

Interest expense of $5.0 million in the first quarter of 2013 represented a $0.5 million decrease as compared to the first quarter of 2012 due primarily to the impact of the repurchase of 2011 Notes with a face amount of $12.8 million subsequent to the end of the first quarter of 2012.

During the first quarter of 2013, we repurchased in the open market 2011 Notes with a face value of $6.6 million at a discount and recorded a gain of $0.7 million, which was $0.3 million higher than the first quarter of 2012, when we repurchased in the open market 2011 Notes with a face value of $5.9 million and recorded a gain of $0.4 million.

Net income before income taxes was $0.8 million in the first quarter of 2013 as compared to a loss before income taxes of $0.3 million in the first quarter of 2012.  This $1.1 million improvement was due primarily to decreases in selling and administrative costs and interest expense along with an increase in the gain realized on the repurchase of some of our 2011 Notes.

We recorded an income tax provision during the three months ended March 31, 2013 based on an estimated effective income tax rate for the year ended December 31, 2013 of approximately 50%, which was increased by discrete adjustments resulting in an effective tax rate of approximately 52%. The impact of the permanent differences (primarily tax deductible goodwill) in relation to our projected pre-tax loss for 2013 increased the forecasted effective tax rate. We recorded income tax benefit during the three months ended March 31, 2012 based on an estimated effective income tax rate for the year ended December 31, 2012 of approximately 56%, which was partially offset by discrete adjustments resulting in an effective tax rate of approximately 50%.

Net income of $0.4 million for the first quarter of 2013 represented a $0.6 million improvement as compared to net loss of $0.2 million for the first quarter of 2012 due to the factors mentioned previously.

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

Our principal sources of liquidity are expected to be cash flow generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt interest requirements, finance capital expenditures and provide working capital. We estimate that our capital expenditures for 2013 will total about $8 million. The actual amount of our 2013 capital expenditures may vary materially depending on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2013, the performance of our business and economic and market conditions. We may from time to time seek to purchase or retire our 2011 Notes through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to our parent company, TSG Holdings Corp., in accordance with the limitations outlined in the indenture governing our 2011 Notes and our working capital facility.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term liquidity needs. Our working capital facility, under which we had $4.2 million outstanding as of March 31, 2013, is scheduled to terminate on January 14, 2014. We anticipate that we will be able to replace the current facility prior to its termination, but we cannot assure you that we will be able to do so.  Additionally, our 2011 Notes mature on April 15, 2014. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay these notes. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

We had cash of $1.7 million as of March 31, 2013 compared to $1.6 million as of December 31, 2012. During the first three months of 2013, we utilized cash on hand to fund operations, make investments in new plant and equipment, pay down our working capital facility and repurchase some of our 2011 Notes.

Index

Operating Activities

Net cash provided by operating activities was $9.5 million for the first three months of 2013 compared to $11.5 million for the first three months of 2012. This $2.0 million decline was primarily due to unfavorable changes in working capital and other assets and liabilities that totaled $2.9 million partially offset by an increase in net income of $0.6 million and an increase in net non-cash expenses of $0.3 million. The major balance sheet changes included:

•	an unfavorable change of $2.1 million from accrued expenses due primarily to the timing of payroll disbursements and the amount of payments for interest on the 2011 Notes;

•	an unfavorable change of $1.5 million from other current assets primarily as the result of the return of a deposit from an insurance provider in the first quarter of 2012;

•	an unfavorable change of $0.5 million from accounts payable due to the timing of purchases;

•	a favorable change of $1.3 million from inventories primarily as the result of a decrease in paper inventory on hand at our Specialty Catalogs segment.

Investing Activities

Net cash used in investing activities was $2.2 million for the first three months of 2013 compared to $2.5 million for the first three months of 2012. This $0.3 million decrease in cash used was primarily the result of lower capital spending in the first quarter of 2013 as compared to the same period last year.

Financing Activities

Net cash used in financing activities was $7.2 million for the first three months of 2013 compared to $8.9 million for the first three months of 2012. This $1.6 million decrease in cash used was due primarily to the $2.2 million decrease in net repayments under our working capital facility partially offset by a $0.6 million increase in cash used to repurchase some of our 2011 Notes.

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

The Indenture requires that we maintain certain minimum Consolidated EBITDA levels (as further discussed below) for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for each fiscal year. In addition, the Indenture contains covenants that, subject to a number of important exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to, among other things: pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness; make certain investments; create liens; agree to restrictions on the payment of dividends; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries; enter into transactions with our affiliates; designate our subsidiaries as unrestricted subsidiaries; use the proceeds of permitted sales of our assets; and change business lines. If an event of default, as specified in the Indenture, shall occur and be continuing, either the trustee or the holders of a specified percentage of the 2011 Notes may accelerate the maturity of all the 2011 Notes.

On April 15, 2011, we entered into an agreement to amend and restate our working capital facility, which, as a result of an amendment entered into on January 15, 2013, now has a scheduled maturity of January 14, 2014. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million until October 15, 2013 and up to $10.0 million thereafter until maturity, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Actual available credit under the working capital facility fluctuates because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time as well as other limitations. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank’s prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.  We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding.

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

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items. Failure to satisfy the minimum Consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended March 31, 2013, our Consolidated EBITDA was $38.8 million.

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

Index

The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the three month periods ended March 31, 2013 and 2012. The Consolidated EBITDA covenants under each of the Indenture and the working capital facility agreement are based upon a rolling twelve months. Therefore, Consolidated EBITDA for the twelve months ended March 31, 2013 includes the amounts presented in the following table as well as the amounts from the second, third and fourth quarters of 2012.

	Three Months Ended March 31,
(in thousands)	2013	2012

Net cash provided by operating activities	$9,537	$11,536

Accounts receivable	1,316	1,420
Inventories	(1,034)	227
Other current assets	178	(1,321)
Refundable income taxes	-	(109)
Other assets	48	(14)
Accounts payable	752	254
Accrued expenses	(4,991)	(7,044)
Income taxes payable	36	-
Other liabilities	68	48
Provision for doubtful accounts	(8)	20
Deferred income tax (provision) benefit	(399)	231
Gain (loss) on disposition of fixed assets, net	53	(4)
Income tax expense (benefit)	430	(163)
Cash interest expense	3,877	4,273
Non cash adjustments:
Increase in market value of investments	(1)	(4)
Loss on disposition of fixed assets	17	3
Interest income	(17)	(5)
Restructuring costs	67	5

Consolidated EBITDA	$9,929	$9,353

Contractual Obligations

The following table summarizes the Company’s future minimum non-cancellable obligations as of March 31, 2013. The information presented in the table below reflects management’s estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations:

	Remaining Payments Due by Period
			2014 to	2016 to	2018 and
	Total	2013	2015	2017	beyond
(in thousands)

Long term debt, including interest (1)	$145,789	$14,909	$130,880	$-	$-
Operating leases	2,990	1,037	1,601	352	-
Purchase obligations (2)	2,752	2,546	187	19	-

Total (3)	$151,531	$18,492	$132,668	$371	$-

(1)
Includes $4.2 million principal amount due January 14, 2014 under our working capital facility and $119.3 million aggregate principal amount due on the 2011 Notes plus interest at 12.5% payable semi-annually through April 15, 2014.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)
At March 31, 2013, we have recognized $1.7 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Index

Off Balance Sheet Arrangements

At March 31, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendment should be applied retrospectively. The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that amends accounting guidance to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required to be reclassified to net income in their entirety in the same reporting period. The amendments in this accounting standards update are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this accounting standards update did not have an impact on our consolidated financial statements.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the three months ended March 31, 2013 and 2012 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Interest Rate Market Risk

We are exposed to changes in interest rates because our working capital facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first quarter of 2013, we had borrowings under our working capital facility, and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the three months ended March 31, 2013. We do not currently utilize derivative financial instruments to hedge changes in interest rates. All of our other debt carries fixed interest rates.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

		By:	/s/ Robert M. Jakobe
Robert M. Jakobe
Executive Vice President and Chief Financial Officer

Date:	May 13, 2013