Form 10-Q
period 2013-06-30
SHERIDAN GROUP INC
filed 2013-08-12
CIK 1056035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

410–785–7277
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

There was 1 share of Common Stock outstanding as of August 12, 2013.

The Sheridan Group, Inc. and Subsidiaries
Quarterly Report
For the Quarter Ended June 30, 2013

Index
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
ASSETS	2013	2012

Current assets:
Cash and cash equivalents	$1,701,335	$1,597,556
Accounts receivable, net of allowance for doubtful accounts of $359,750 and $282,174, respectively	23,641,797	25,543,990
Inventories, net	16,658,852	17,312,133
Other current assets	4,161,166	4,231,477
Total current assets	46,163,150	48,685,156

Property, plant and equipment, net	87,621,748	93,136,696
Intangibles, net	26,321,927	27,164,853
Goodwill	33,978,641	33,978,641
Deferred financing costs, net	1,268,222	2,270,854
Other assets	1,099,166	1,062,326

Total assets	$196,452,854	$206,298,526

LIABILITIES

Current liabilities:
Accounts payable	$12,571,511	$15,151,602
Accrued expenses	12,996,068	13,154,439
Current portion of notes payable and working capital facility	119,643,942	-
Income taxes payable	10,071	59,408
Total current liabilities	145,221,592	28,365,449

Notes payable and working capital facility	-	127,974,519
Deferred income taxes and other liabilities	21,635,659	20,872,149
Total liabilities	166,857,251	177,212,117

STOCKHOLDER'S EQUITY

Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	42,126,469	42,117,195
Accumulated deficit	(12,530,866)	(13,030,786)
Total stockholder's equity	29,595,603	29,086,409

Total liabilities and stockholder's equity	$196,452,854	$206,298,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 and 2012
  (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$66,388,389	$65,009,967	$134,439,007	$134,952,225

Cost of sales	52,328,510	51,646,706	106,705,068	107,903,404

Gross profit	14,059,879	13,363,261	27,733,939	27,048,821

Selling and administrative expenses	8,271,079	8,234,292	16,394,544	16,737,126
Gain on disposition of fixed assets	(5,405)	(81,865)	(58,148)	(77,789)
Restructuring costs	(4,144)	(1,819)	62,604	2,945
Amortization of intangibles	421,463	421,463	842,926	842,926

Total operating expenses	8,682,993	8,572,071	17,241,926	17,505,208

Operating income	5,376,886	4,791,190	10,492,013	9,543,613

Other (income) expense:
Interest expense	4,843,227	5,332,736	9,815,742	10,839,206
Interest income	(763)	(341)	(17,877)	(5,233)
Gain on repurchase of notes payable	-	(337,332)	(678,678)	(755,282)
Other, net	24,988	48,597	38,398	46,162

Total other expense	4,867,452	5,043,660	9,157,585	10,124,853

Income (loss) before income taxes	509,434	(252,470)	1,334,428	(581,240)

Income tax expense (benefit)	404,385	(237,132)	834,508	(400,222)

Net income (loss)	$105,049	$(15,338)	$499,920	$(181,018)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
THE SHERIDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012
(Unaudited)

	June 30,	June 30,
	2013	2012
Cash flows provided by operating actvities:
Net income (loss)	$499,920	$(181,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	8,576,521	8,368,652
Amortization of intangible assets	842,926	842,926
Provision for doubtful accounts	8,169	(15,021)
Stock-based compensation	9,274	5,390
Amortization of deferred financing costs and debt discount, included in interest expense	2,178,269	2,437,210
Deferred income tax provision (benefit)	771,728	(475,658)
Gain on repurchase of notes payable	(678,678)	(755,282)
Gain on disposition of fixed assets	(58,148)	(77,789)
Changes in operating assets and liabilities
Accounts receivable	1,894,025	2,684,608
Inventories	653,281	(823,585)
Other current assets	85,824	1,478,923
Refundable income taxes	-	87,281
Other assets	(36,840)	39,991
Accounts payable	(1,827,839)	(2,157,108)
Accrued expenses	(158,370)	1,849,580
Income taxes payable	(49,337)	-
Other liabilities	(23,731)	(30,233)
Net cash provided by operating activities	12,686,994	13,278,867

Cash flows used in investing activities:
Purchases of property, plant and equipment	(3,714,902)	(4,227,161)
Interest capitalized in connection with purchases of property, plant and equipment	(116,826)	(108,000)
Proceeds from sale of fixed assets, net of disposal costs	76,050	80,880
Net cash used in investing activities	(3,755,678)	(4,254,281)

Cash flows used in financing activities:
Borrowing of working capital facility	42,953,431	52,753,285
Repayment of working capital facility	(46,102,000)	(54,300,000)
Repayment of long-term debt	(5,671,468)	(7,444,586)
Payment of deferred financing costs in connection with working capital facility	(7,500)	(15,000)
Net cash used in financing activities	(8,827,537)	(9,006,301)

Net increase in cash and cash equivalents	103,779	18,285

Cash and cash equivalents at beginning of period	1,597,556	475,324

Cash and cash equivalents at end of period	$1,701,335	$493,609

Non-cash investing and financing activities
Asset additions in accounts payable	$351,654	$1,169,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
THE SHERIDAN GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited financial statements of The Sheridan Group, Inc. and Subsidiaries (together, the "Company") have been prepared by us pursuant to the rules of the Securities and Exchange Commission (the "SEC"). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our financial position as of June 30, 2013 and our results of operations and our cash flows for the three and six month periods ended June 30, 2013 and 2012. All such adjustments are deemed to be of a normal and recurring nature and all material intercompany balances and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of The Sheridan Group, Inc. and Subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In December 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendment should be applied retrospectively. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

2.	Inventory

Components of net inventories at June 30, 2013 and December 31, 2012 were as follows:

Index
	June 30,	December 31,
	2013	2012
Work-in-process	$6,575,958	$7,113,379
Raw materials (principally paper)	10,399,132	10,514,992
	16,975,090	17,628,371
Excess of current costs over LIFO inventory value	(316,238)	(316,238)
Net inventory	$16,658,852	$17,312,133

3.	Notes Payable and Working Capital Facility

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the "2011 Notes").  The 2011 Notes, which were issued by The Sheridan Group, Inc. under an indenture (the "Indenture"), will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. Proceeds of the offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our 10.25% senior secured notes that were due to mature on August 15, 2011 (the "2003 and 2004 Notes") and to pay approximately $6.5 million in professional fees and expenses incurred in connection with the issuance of the 2011 Notes. These fees and expenses were capitalized as deferred financing costs and will be amortized to interest expense using the effective interest rate method over the term of the 2011 Notes. We recognized a loss on the repurchase of the 2003 and 2004 Notes of approximately $1.2 million as a result of the tender offer premium paid, the professional fees incurred and the write-off of unamortized financing costs. During 2011, we repurchased 2011 Notes with a face value of $12.1 million.

During 2012, we repurchased in the open market 2011 Notes with a face value of $12.1 million for $10.5 million, which included $0.4 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.8 million. As a result of the repurchases, we recognized a net gain of $1.2 million.

During the first quarter of 2013, we repurchased in the open market 2011 Notes with a face value of $6.6 million for $5.9 million, which included $0.2 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.3 million. As a result of the repurchases, we recognized a net gain of $0.7 million. We did not repurchase any 2011 Notes in the open market in the second quarter of 2013.

The carrying value of the 2011 Notes, presented as a current liability on the balance sheet, was $117.1 million as of June 30, 2013.

Payment obligations under the 2011 Notes are guaranteed jointly and severally, fully and unconditionally, by all of our subsidiaries. The Sheridan Group, Inc. (the stand-alone parent company) owns 100% of the outstanding stock of all of its subsidiaries and has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). There are no restrictions on the ability of The Sheridan Group, Inc. (the stand-alone parent company) to obtain funds by dividend, advance or loan from its subsidiaries.

On April 15, 2011, we entered into an agreement to amend and restate our working capital facility, which, as a result of an amendment entered into on January 15, 2013, now has a scheduled maturity of January 14, 2014. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million until October 15, 2013 and up to $10.0 million thereafter until maturity, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank's prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.

Index
We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding. In addition, we paid an upfront fee of $0.3 million at closing and approximately $0.4 million of professional fees, which were capitalized as deferred financing costs and will be amortized to interest expense on a straight-line basis over the term of the working capital facility. As of June 30, 2013, we had $2.6 million outstanding under the working capital facility, $1.3 million in letters of credit outstanding and unused amounts available of $11.1 million.

The Indenture and the working capital facility require us to maintain certain minimum Consolidated EBITDA (as defined in the underlying agreements) levels for any period of four consecutive fiscal quarters, taken as one accounting period, and prohibits us from making capital expenditures in amounts exceeding certain thresholds for each fiscal year. In addition, the Indenture and the working capital facility contain affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the holders and lenders. We have complied with all of the restrictive covenants as of June 30, 2013.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term liquidity needs exclusive of repayment of the 2011 Notes. We anticipate that we will be able to replace the current working capital facility prior to its termination, but we cannot assure you that we will be able to do so. Additionally, our 2011 Notes mature on April 15, 2014. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay the 2011 Notes. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

4.	Accrued Expenses

Accrued expenses as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Payroll and related expenses	$3,207,221	$3,653,284
Accrued interest	3,119,851	3,374,934
Customer prepayments	4,207,293	3,604,679
Self-insured health and workers' compensation accrual	1,187,161	1,096,763
Other	1,274,542	1,424,779
	$12,996,068	$13,154,439

5.	Business Segments

We are a specialty printer offering a full range of printing and value-added support services for the journal, catalog, magazine and book markets. We operate in three business segments: "Publications," "Specialty Catalogs" and "Books." The Publications segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing and Dartmouth Journal Services. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.

The accounting policies of the operating segments are the same as those described in Note 2 "Summary of Significant Accounting Policies" in the consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2012. The results of each segment include certain allocations for general, administrative and other shared costs. However, certain costs, such as corporate depreciation, technology development costs, corporate restructuring costs and certain professional fees are not allocated to the segments and are shown as Corporate in the table below. Our customer base resides in the continental United States, and our manufacturing, warehouse and office facilities are located throughout the East Coast and Midwest.

Index
We had no customer that accounted for 10.0% or more of our net sales for the three and six month periods ended June 30, 2013 and 2012.

The following table provides segment information as of June 30, 2013 and 2012 and for the three and six month periods then ended:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(in thousands)

Net sales
Publications	$37,535	$37,312	$73,216	$74,774
Specialty catalogs	16,293	15,135	35,583	33,590
Books	12,614	12,593	25,736	26,628
Intersegment sales elimination	(54)	(30)	(96)	(40)
Consolidated total	$66,388	$65,010	$134,439	$134,952

Operating income
Publications	$5,583	$5,314	$10,538	$9,933
Specialty catalogs	(131)	(415)	601	(422)
Books	113	181	(394)	737
Corporate expenses	(188)	(289)	(253)	(704)
Consolidated total	$5,377	$4,791	$10,492	$9,544

	June 30,	December 31,
	2013	2012
Assets
Publications	$113,332	$117,954
Specialty catalogs	41,852	44,481
Books	39,338	41,827
Corporate	1,931	2,037
Consolidated total	$196,453	$206,299

A reconciliation of total segment operating income to consolidated income (loss) before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012

Total operating income (as shown above)	$5,377	$4,791	$10,492	$9,544

Interest expense	(4,843)	(5,333)	(9,816)	(10,839)
Interest income	-	-	17	5
Gain on repurchase of notes payable	-	337	679	755
Other, net	(25)	(48)	(38)	(46)

Income (loss) before income taxes	$509	$(253)	$1,334	$(581)

6.	Income Taxes

We recorded an income tax provision during the six months ended June 30, 2013 based on an estimated effective income tax rate for the year ended December 31, 2013 of approximately 60%, which was increased by discrete adjustments resulting in an effective tax rate of approximately 63%. During the six months ended June 30, 2012, the effective income tax rate was approximately 69%. The relation of the permanent differences (primarily tax deductible goodwill) to our projected pre-tax loss in both fiscal years impacted the forecasted effective tax rates for the six months ended June 30, 2013 and 2012.

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

The estimated fair value of our publicly traded debt, based on level 2 inputs, was approximately $118.1 million and $104.5 million as of June 30, 2013 and December 31, 2012, respectively.

8.	Contingencies

We are party to legal actions as a result of various claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9.	Restructuring and Other Exit Costs

The table below shows our restructuring activity and our restructuring accrual balance as of June 30, 2013 (in thousands):

	DPC/ULI	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2012	$172	$28	$200
Restructuring costs expensed	(5)	68	63
Restructuring costs paid	(68)	(88)	(156)
Restructuring accrual at June 30, 2013	$99	$8	$107

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our historical consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. References to the "Company" refer to The Sheridan Group, Inc. The terms "we," "us," "our" and other similar terms refer to the consolidated businesses of the Company and all of its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements."  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "likely," "may," "plan," "predict," "project," "should," "will," "would" or words or phrases of similar meaning. They may relate to, among other things:

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

Index
2011 Notes and Amended and Restated Working Capital Facility

On April 15, 2011, we completed a private debt offering of senior secured notes totaling $150.0 million in aggregate principal amount (the "2011 Notes").  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. On the same date, we entered into an agreement to amend and restate our working capital facility, which, as a result of an amendment entered into on January 15, 2013, now has a scheduled maturity of January 14, 2014. The terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million until October 15, 2013 and up to $10.0 million thereafter until maturity, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test.

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility were used to repurchase all of our 10.25% senior secured notes that were due to mature on August 15, 2011 (the "2003 and 2004 Notes") and to pay related fees and expenses.

Restructuring costs

The table below shows our restructuring activity and our restructuring accrual balance as of June 30, 2013 (in thousands):

	DPC/ULI	Workforce
	consolidation	reduction	Total
Restructuring accrual at December 31, 2012	$172	$28	$200
Restructuring costs expensed	(5)	68	63
Restructuring costs paid	(68)	(88)	(156)
Restructuring accrual at June 30, 2013	$99	$8	$107

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" included in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for allowances for doubtful accounts, impairment of goodwill and other identifiable intangibles, income taxes and self-insurance. These policies require us to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

Results of Operations

Our business includes three reportable segments comprised of "Publications," "Specialty Catalogs" and "Books." The Publications segment is focused on the production of short-run journals, medium-run journals and specialty magazines and is comprised of the assets and operations of The Sheridan Press, Dartmouth Printing and Dartmouth Journal Services. The Specialty Catalogs segment, which is comprised of the assets and operations of The Dingley Press, is focused on catalog merchants that require run lengths between 50,000 and 8,500,000 copies. Our Books segment is focused on the production of short-run books and is comprised of the assets and operations of Sheridan Books.

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations, the relative percentage that those amounts represent to total net sales (unless otherwise indicated), and the percentage change in those amounts from period to period. This table should be read in conjunction with the commentary that follows it.

Index
Three months ended June 30, 2013 and June 30, 2012

					Percent of revenue
	Three months ended June 30,		Increase (decrease)		Three months ended June 30,
(in thousands)	2013	2012	Dollars	Percentage	2013	2012

Net sales
Publications	$37,535	$37,312	$223	0.6%	56.5%	57.4%
Specialty catalogs	16,293	15,135	1,158	7.7%	24.5%	23.3%
Books	12,614	12,593	21	0.2%	19.0%	19.3%
Intersegment sales elimination	(54)	(30)	(24)	nm	-	-
Total net sales	$66,388	$65,010	$1,378	2.1%	100.0%	100.0%

Cost of sales	52,328	51,647	681	1.3%	78.8%	79.4%

Gross profit	$14,060	$13,363	$697	5.2%	21.2%	20.6%

Selling and administrative expenses	$8,271	$8,234	$37	0.4%	12.5%	12.7%
Gain on sale of fixed assets	(5)	(82)	77	nm	-	(0.1%)
Restructuring costs	(4)	(2)	(2)	nm	-	-
Amortization of intangibles	421	422	(1)	(0.2%)	0.6%	0.6%
Total operating expenses	$8,683	$8,572	$111	1.3%	13.1%	13.2%

Operating income
Publications	$5,583	$5,314	$269	5.1%	14.9%	14.2%
Specialty catalogs	(131)	(415)	284	nm	(0.8%)	(2.7%)
Books	113	181	(68)	(37.6%)	0.9%	1.4%
Corporate expenses	(188)	(289)	101	nm	nm	nm
Total operating income	$5,377	$4,791	$586	12.2%	8.1%	7.4%

Other (income) expense
Interest expense	$4,843	$5,333	$(490)	(9.2%)	7.3%	8.2%
Interest income	-	-	-	nm	-	-
Gain on repurchase of notes payable	-	(337)	337	nm	-	(0.5%)
Other, net	25	48	(23)	(47.9%)	-	0.1%
Total other expense	$4,868	$5,044	$(176)	(3.5%)	7.3%	7.8%

Income (loss) before income taxes	509	(253)	762	nm	0.8%	(0.4%)

Income tax expense (benefit)	404	(237)	641	nm	0.6%	(0.4%)

Net income (loss)	$105	$(16)	$121	nm	0.2%	-

nm - not meaningful

Commentary:

Our sales for the second quarter of 2013 increased $1.4 million or 2.1% versus the second quarter of 2012, with the majority of the increase attributable to growth in the Specialty Catalogs segment. Net sales for the Publications segment increased $0.2 million or 0.6% in the second quarter of 2013 compared to the same period a year ago as new work from journal customers more than offset declines in magazines and lower paper pass through costs. Net sales for the Specialty Catalogs segment increased $1.2 million or 7.7% in the second quarter of 2013 compared with the same period a year ago primarily due to more work from new and existing customers as well as increases in paper and shipping pass through costs. Net sales for the Books segment was virtually unchanged in the second quarter of 2013 compared with the same period a year ago.

Cost of sales for the second quarter of 2013 increased $0.7 million or 1.3% versus the second quarter of 2012.  This increase was primarily due to higher costs for outside contractors, higher paper and shipping pass through costs and lower amounts realized from recycling scrap paper. These increases were partially offset by lower people-related costs.

Index
Gross profit for the second quarter of 2013 increased $0.7 million or 5.2% as compared to the second quarter of 2012. Gross margin of 21.2% of net sales for the second quarter of 2013 reflected a 0.6 margin point increase versus the same period a year ago. The increases in our gross profit and gross margin were the result of our sales growth outpacing cost increases, as mentioned above.

Selling and administrative expenses for the second quarter of 2013 were basically flat with the year ago period.

Operating income of $5.4 million for the second quarter of 2013 represented an increase of $0.6 million or 12.2% as compared to the second quarter of 2012. The increase in operating income was due primarily to the impact of our sales growth outpacing cost increases, as mentioned above. Publications operating income increased by $0.3 million in the second quarter of 2013 compared to the second quarter of 2012 due primarily to the impact of higher sales and lower healthcare costs partially offset by increased costs for outside contractors. Specialty Catalogs operating income increased by $0.3 million in the second quarter of 2013 as compared to the second quarter of 2012 as higher sales were partially offset by increased costs for materials and supplies as well as lower amounts realized from recycling scrap paper. Operating income for the Books segment decreased slightly in the second quarter of 2013 as compared with the same period a year ago as higher depreciation, bad debt and maintenance and repair expenses were partially offset by lower people-related costs. A decrease in corporate expenses increased operating income by $0.1 million in the second quarter of 2013 as compared with the same period last year due primarily to a decrease in professional fees.

Interest expense of $4.8 million in the second quarter of 2013 represented a $0.5 million decrease as compared to the second quarter of 2012 due primarily to the impact of the repurchase of 2011 Notes with a face amount of $9.9 million subsequent to the end of the second quarter of 2012.

During the second quarter of 2013 we did not have any gains or losses in connection with repurchasing our 2011 Notes. This compares unfavorably to the $0.3 million net gain in the second quarter of 2012, when we repurchased in the open market 2011 Notes with a face value of $2.9 million for $2.5 million, which included $0.1 million of accrued interest. Deferred financing costs and unamortized debt discount attributable to these notes totaled $0.2 million.

Net income before income taxes was $0.5 million in the second quarter of 2013 as compared to a loss before income taxes of $0.3 million in the second quarter of 2012.  This $0.8 million improvement was due primarily to sales increases and lower interest expense partially offset by increased cost of sales and the absence of gains in connection with the repurchase of our 2011 Notes during the second quarter of 2013.

We recorded an income tax provision during the three months ended June 30, 2013 based on an estimated effective income tax rate for the year ended December 31, 2013 of approximately 60%, which was increased by discrete adjustments resulting in an effective tax rate of approximately 79%. Our effective income tax rate was approximately 94% for the three months ended June 30, 2012. The relation of the permanent differences (primarily tax deductible goodwill) to our projected pre-tax loss in both fiscal years impacted the forecasted effective tax rates for the three months ended June 30, 2013 and 2012.

Net income of $0.1 million for the second quarter of 2013 represented a $0.1 million improvement as compared to a minimal net loss for the second quarter of 2012 due to the factors mentioned previously.

Index
Six months ended June 30, 2013 and June 30, 2012

					Percent of revenue
	Six months ended June 30,		Increase (decrease)		Six months ended June 30,
(in thousands)	2013	2012	Dollars	Percentage	2013	2012

Net sales
Publications	$73,216	$74,774	$(1,558)	(2.1%)	54.5%	55.4%
Specialty catalogs	35,583	33,590	1,993	5.9%	26.5%	24.9%
Books	25,736	26,628	(892)	(3.3%)	19.1%	19.7%
Intersegment sales elimination	(96)	(40)	(56)	nm	(0.1%)	-
Total net sales	$134,439	$134,952	$(513)	(0.4%)	100.0%	100.0%

Cost of sales	106,705	107,903	(1,198)	(1.1%)	79.4%	80.0%

Gross profit	$27,734	$27,049	$685	2.5%	20.6%	20.0%

Selling and administrative expenses	$16,394	$16,737	$(343)	(2.0%)	12.2%	12.4%
Gain on sale of fixed assets	(58)	(78)	20	nm	-	-
Restructuring costs	63	3	60	nm	-	-
Amortization of intangibles	843	843	-	-	0.6%	0.6%
Total operating expenses	$17,242	$17,505	$(263)	(1.5%)	12.8%	13.0%

Operating income
Publications	$10,538	$9,933	$605	6.1%	14.4%	13.3%
Specialty catalogs	601	(422)	1,023	nm	1.7%	(1.3%)
Books	(394)	737	(1,131)	nm	(1.5%)	2.8%
Corporate expenses	(253)	(704)	451	nm	nm	nm
Total operating income	$10,492	$9,544	$948	9.9%	7.8%	7.0%

Other (income) expense
Interest expense	$9,816	$10,839	$(1,023)	(9.4%)	7.3%	8.0%
Interest income	(17)	(5)	(12)	nm	-	-
Gain on repurchase of notes payable	(679)	(755)	76	nm	(0.5%)	(0.6%)
Other, net	38	46	(8)	(17.4%)	-	-
Total other expense	$9,158	$10,125	$(967)	(9.6%)	6.8%	7.4%

Income (loss) before income taxes	1,334	(581)	1,915	nm	1.0%	(0.4%)

Income tax expense (benefit)	834	(400)	1,234	nm	0.6%	(0.3%)

Net income (loss)	$500	$(181)	$681	nm	0.4%	(0.1%)

nm - not meaningful

Commentary:

Our sales for the first six months of 2013 decreased $0.5 million or 0.4% versus the first six months of 2012 due primarily to decreases in paper pass through costs in Publications. Net sales for the Publications segment decreased $1.6 million or 2.1% in the first six months of 2013 compared to the same period a year ago due primarily to lower paper pass through costs and lower magazine sales partially offset by new work from journal customers. Net sales for the Specialty Catalogs segment increased $2.0 million or 5.9% in the first six months of 2013 compared with the same period a year ago primarily due to more work from new and existing customers as well as increases in paper and shipping pass through costs. Net sales for the Books segment decreased $0.9 million or 3.3% in the first six months of 2013 compared with the same period a year ago as publishers placed fewer orders, which resulted in the production of fewer books coupled with lower paper and shipping pass through costs.

Cost of sales for the first six months of 2013 decreased $1.2 million or 1.1% versus the first six months of 2012.  This decrease was primarily due to decreases in paper pass through costs, wages and salaries expense and operating lease costs partially offset by higher costs for outside contractors, utilities, healthcare  and depreciation as well as lower amounts realized from recycling scrap paper.

Index
Gross profit for the first six months of 2013 increased $0.7 million or 2.5% as compared to the first six months of 2012. Gross margin of 20.6% of net sales for the first six months of 2013 reflected a 0.6 margin point increase versus the same period a year ago. The increases in our gross profit and gross margin were the result of decreases in our cost structure more than offsetting our sales decline, as mentioned above.

Selling and administrative expenses decreased $0.3 million or 2.0% in the first six months of 2013 as compared to the first six months of 2012. The decrease was due primarily to lower wages and salaries coupled with lower costs for professional fees partially offset by higher health care costs.

Operating income of $10.5 million for the first six months of 2013 represented an increase of $0.9 million or 9.9% as compared to the first six months of 2012. The increase in operating income was due primarily to the impact of decreases in cost of sales and selling and administrative expenses partially offset by our sales decline, as mentioned above. Publications operating income increased by $0.6 million in the first six months of 2013 compared to the first six months of 2012 due primarily to the impact of lower people-related costs as well as lower costs for depreciation, operating leases, maintenance and supplies partially offset by higher costs for outside contractors. Specialty Catalogs operating income increased by $1.0 million in the first six months of 2013 as compared to the first six months of 2012 due primarily to the impact of higher sales partially offset by lower amounts realized from recycling scrap paper. Our Books segment realized an operating loss of $0.4 million in the first six months of 2013, a decline of $1.1 million as compared to operating income of $0.7 million during the same period a year ago. The primary reasons for the decline were a decrease in sales coupled with an increase in depreciation expense partially offset by lower people-related costs. A decrease in corporate expenses increased operating income by $0.5 million in the first six months of 2013 as compared with the same period last year due primarily to decreases in people-related costs and professional fees.

Interest expense of $9.8 million in the first six months of 2013 represented a $1.0 million decrease as compared to the first six months of 2012 due primarily to the impact of the repurchase of 2011 Notes with a face amount of $9.9 million subsequent to the end of the second quarter of 2012.

Net income before income taxes was $1.3 million in the first six months of 2013 as compared to a loss before income taxes of $0.6 million in the first six months of 2012. This $1.9 million improvement was due primarily to decreases in interest expense along with our operating income improvement, as mentioned above.

We recorded an income tax provision during the six months ended June 30, 2013 based on an estimated effective income tax rate for the year ended December 31, 2013 of approximately 60%, which was increased by discrete adjustments resulting in an effective tax rate of approximately 63%. During the six months ended June 30, 2012, the effective income tax rate was approximately 69%. The relation of the permanent differences (primarily tax deductible goodwill) to our projected pre-tax loss in both fiscal years impacted the forecasted effective tax rates for the six months ended June 30, 2013 and 2012.

Net income of $0.5 million for the first six months of 2013 represented a $0.7 million improvement as compared to a net loss of $0.2 million for the first six months of 2012 due to the factors mentioned previously.

Liquidity and Capital Resources

As further described below under "Indebtedness," on April 15, 2011, we completed the 2011 Notes offering and entered into an agreement to amend and restate our working capital facility. Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under our working capital facility, were used to repurchase all of our existing 2003 Notes and 2004 Notes (due in 2011) and to pay related fees and expenses.

Our principal sources of liquidity are expected to be cash flows generated from operations and borrowings under our working capital facility. Our principal uses of cash are expected to be to meet debt interest requirements, finance capital expenditures and provide working capital. We estimate that our capital expenditures for 2013 will total about $8.0 million. The actual amount of our 2013 capital expenditures may vary materially depending on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2013, the performance of our business and economic and market conditions. We may from time to time seek to purchase or retire our 2011 Notes through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, we may from time to time fund cash distributions to our parent company, TSG Holdings Corp., in accordance with the limitations outlined in the indenture governing our 2011 Notes and our working capital facility.

Index
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our working capital facility will be adequate to meet our future short-term liquidity needs exclusive of the repayment of the 2011 Notes. Our working capital facility, under which we had $2.6 million outstanding as of June 30, 2013, is scheduled to terminate on January 14, 2014. We anticipate that we will be able to replace the current working capital facility prior to its termination, but we cannot assure you that we will be able to do so. Additionally, our 2011 Notes mature on April 15, 2014. We do not have sufficient funds, nor do we anticipate generating sufficient funds from operations, to repay these notes. We intend to refinance these notes prior to their maturity but we cannot assure you that we will be able to do so. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that may be beyond our control.

We had cash of $1.7 million as of June 30, 2013 compared to $1.6 million as of December 31, 2012. During the first six months of 2013, we utilized cash on hand to fund operations, make investments in new plant and equipment, pay down our working capital facility and repurchase some of our 2011 Notes.

Operating Activities

Net cash provided by operating activities was $12.7 million for the first six months of 2013 compared to $13.3 million for the first six months of 2012. This $0.6 million decline was primarily due to an unfavorable change of $1.3 million as the result of the absence in the first six months of 2013 of a refund received in the first six months of 2012 in exchange for issuing a letter of credit in favor of an insurance provider coupled with an increase of $0.1 million in cash used for income tax payments. These unfavorable changes were partially offset by a decrease of $0.8 million in cash used for interest payments.

Investing Activities

Net cash used in investing activities was $3.8 million for the first six months of 2013 compared to $4.3 million for the first six months of 2012. This $0.5 million decrease in cash used was primarily the result of lower capital spending in the first six months of 2013 as compared to the same period last year.

Financing Activities

Net cash used in financing activities was $8.8 million for the first six months of 2013 compared to $9.0 million for the first six months of 2012. This $0.2 million decrease in cash used was due primarily to the $1.8 million decrease in cash used to repurchase some of our 2011 Notes partially offset by a $1.6 million increase in net repayments under our working capital facility.

Indebtedness

2011 Notes and Amended and Restated Working Capital Facility

On April 15, 2011, we completed the offering of the 2011 Notes pursuant to an indenture, by and among us, our subsidiaries named on the signature pages thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Indenture").  The 2011 Notes will mature on April 15, 2014 and bear interest payable in cash in arrears at the fixed interest rate of 12.5% per year. Interest on the 2011 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2011. The 2011 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our current subsidiaries.

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

Index
On April 15, 2011, we entered into an agreement to amend and restate our working capital facility, which, as a result of an amendment entered into on January 15, 2013, now has a scheduled maturity of January 14, 2014. Terms of the amended and restated working capital facility allow for revolving debt of up to $15.0 million until October 15, 2013 and up to $10.0 million thereafter until maturity, including letters of credit commitments of up to $5.0 million, subject to a borrowing base test. Actual available credit under the working capital facility fluctuates because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time as well as other limitations. The interest rate on borrowings under the working capital facility is the base rate plus a margin of 3.25%. The base rate is a fluctuating rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the bank's prime rate, and (c) the specified LIBOR rate plus 1.00%. At our option, we can elect for borrowings to bear interest for specified periods at the specified LIBOR rate in effect for such periods plus a margin of 4.25%.  We have agreed to pay an annual commitment fee on the unused portion of the working capital facility at a rate of 0.75% and an annual fee of 4.25% on all letters of credit outstanding.

Both the 2011 Notes and the related guarantees and our and the guarantors' obligations under the working capital facility are secured by a lien on substantially all of our and the guarantors' assets. Pursuant to an intercreditor agreement between the trustee under the Indenture and the lender under the working capital facility, (1) in the case of real property, fixtures and equipment that secure the 2011 Notes and guarantees, the lien securing the notes and the guarantees will be senior to the lien securing borrowings, other credit extensions and guarantees under the working capital facility and (2) in the case of the other assets of the Company and the guarantors (including the shares of stock of the Company and the guarantors) that secure the 2011 Notes and guarantees, the lien securing the 2011 Notes and the related guarantees is contractually subordinated to the lien thereon securing borrowings, other credit extensions and guarantees under the working capital facility. Consequently, the 2011 Notes and the related guarantees are effectively subordinated to the borrowings, other credit extensions and guarantees under the working capital facility to the extent of the value of such other assets.

Proceeds of the 2011 Notes offering of $141.0 million, net of discount, together with cash on hand and borrowings under the working capital facility were used to repurchase all of our 2003 and 2004 Notes and to pay related fees and expenses.  We have significant interest payments due on the 2011 Notes as well as interest payments due on borrowings under our working capital facility. Total cash interest payments related to our working capital facility and the 2011 Notes are expected to be in excess of $15.0 million during 2013.

Each of the Indenture and the working capital facility agreement requires that we maintain certain minimum consolidated EBITDA ("Consolidated EBITDA") amounts for any period of four consecutive quarters, taken as one accounting period, as follows:

Period	Amount
April 15, 2011 to March 31, 2012	$32.00 million
April 1, 2012 to March 31, 2013	$34.00 million
April 1, 2013 and thereafter	$35.00 million

Consolidated EBITDA has the same meaning under each of the Indenture and the working capital facility agreement and generally consists of net income (loss) before interest expense, income taxes, depreciation, amortization, restructuring charges and certain other non-cash items. Failure to satisfy the minimum Consolidated EBITDA amounts will constitute a default under each of the Indenture and the working capital facility agreement.  For the twelve months ended June 30, 2013, our Consolidated EBITDA was $39.4 million.

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

Index
The following table provides a reconciliation of Consolidated EBITDA to cash flows from operating activities for the six month periods ended June 30, 2013 and 2012. The Consolidated EBITDA covenants under each of the Indenture and the working capital facility agreement are based upon a rolling twelve months. Therefore, Consolidated EBITDA for the twelve months ended June 30, 2013 includes the amounts presented in the following table as well as the amounts from the third and fourth quarters of 2012.

	Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$12,687	$13,279

Accounts receivable	(1,894)	(2,685)
Inventories	(653)	823
Other current assets	(86)	(1,479)
Refundable income taxes	-	(87)
Other assets	37	(40)
Accounts payable	1,828	2,157
Accrued expenses	158	(1,849)
Income taxes payable	49	-
Other liabilities	24	30
Provision for doubtful accounts	(8)	15
Deferred income tax (provision) benefit	(772)	476
Gain on disposition of fixed assets, net	58	78
Income tax provision (benefit)	835	(400)
Cash interest expense	7,637	8,402
Non cash adjustments:
Increase in market value of investments	(1)	(6)
Loss on disposition of fixed assets	17	3
Interest income	(18)	(5)
Restructuring costs	63	3

Consolidated EBITDA	$19,961	$18,715

Contractual Obligations

The following table summarizes the Company's future minimum non-cancellable obligations as of June 30, 2013. The information presented in the table below reflects management's estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations:

	Remaining Payments Due by Period
			2014 to	2016 to	2018 and
	Total	2013	2015	2017	beyond
(in thousands)

Long term debt, including interest (1)	$136,745	$7,454	$129,291	$-	$-
Operating leases	5,002	778	2,315	1,353	556
Purchase obligations (2)	2,142	1,668	456	18	-

Total (3)	$143,889	$9,900	$132,062	$1,371	$556

Index
(1)	Includes $2.6 million principal amount due January 14, 2014 under our working capital facility and $119.3 million aggregate principal amount due on the 2011 Notes plus interest at 12.5% payable semi-annually through April 15, 2014.

(2)	Represents payments due under purchase agreements for consumable raw materials and commitments for construction projects and equipment acquisitions.

(3)	At June 30, 2013, we have recognized $1.7 million of liabilities for unrecognized tax benefits. There is a high degree of uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits because they are dependent on various matters including tax examinations, changes in tax laws or interpretation of those laws, expiration of statutes of limitation, etc. Due to these uncertainties, our unrecognized tax benefits have been excluded from the contractual obligations table above.

Off Balance Sheet Arrangements

At June 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We therefore are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In December 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendment should be applied retrospectively. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and virtually all of our expenses in the six months ended June 30, 2013 and 2012 were denominated in U.S. dollars. Therefore, foreign currency fluctuations had a negligible impact on our financial results in those periods.

Index
Interest Rate Market Risk

We are exposed to changes in interest rates because our working capital facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. During the first six months of 2013, we had borrowings under our working capital facility, and we estimate that a 1.0% increase in interest rates would have resulted in a negligible amount of additional interest expense for the six months ended June 30, 2013. We do not currently utilize derivative financial instruments to hedge changes in interest rates. All of our other debt carries fixed interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer ("CEO") and principal financial officer ("CFO"), of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Index
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

101.1
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Sheridan Group, Inc.
Registrant

By:	/s/ Robert M. Jakobe
Robert M. Jakobe
Executive Vice President and Chief Financial Officer

Date:  August 12, 2013